Form 10-Q
period 2004-09-30
NATIONAL PATENT DEVELOPMENT CORP
filed 2004-12-23
CIK 1279715

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

[] TRANSITION REPORT PURSAUNT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from                             to
                              -------------------------------------------------

Commission File Number:                           333-118568
                       --------------------------------------------------------


                     NATIONAL PATENT DEVELOPMENT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                                 13-4005439
------------------------------------                     -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                                Identification No.)

777 Westchester Avenue, White Plains, NY                           10604
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

                                                               (914) 249-9700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period) that the registrant was required to file such reports and (2) has been subject to such filing
requirements for the past 90 days.                         Yes X         No

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12(b)-2 of the Exchange Act).              Yes           No  X

Indicate the number of shares outstanding of each of issuer's classes of common stock as of December 15, 2004:

              Common Stock                                17,798,585 shares

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                       Page No.

                          Part I. Financial Information

Item 1.      Financial Statements (Unaudited)



             Condensed Consolidated Statements of Operations-
                Three Months and Nine Months Ended September 30,
                2004 and 2003                                             1

             Condensed Consolidated Statements of Comprehensive
                Loss-Three Months and Nine months Ended September
                30, 2004 and 2003                                         2

             Condensed Consolidated Balance Sheets -
                September 30, 2004 and December 31, 2003                  3

             Condensed Consolidated Statements of Cash Flows -
                Nine months Ended September 30, 2004 and 2003             4

             Notes to Condensed Consolidated Financial Statements         5

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      22

Item 3.      Quantitative and Qualitative Disclosure About Market Risk   31

Item 4.      Controls and Procedures                                     31

                           Part II. Other Information

Item 6.      Exhibits                                                    32

             Signatures                                                  33

4
                          PART I. FINANCIAL INFORMATION

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)



                                                               Three Months Ended              Nine months Ended
                                                                 September 30,                   September 30,
                                                                2004            2003           2004            2003
                                                                ----            ----           ----            ----
Sales                                                        $28,738          $27,310        $87,463          $81,235
Cost of sales                                                 23,783           22,043         72,338           66,745
                                                             -------          -------        -------          -------
Gross margin                                                   4,955            5,267         15,125           14,490

Selling, general and administrative expenses                  (5,180)          (4,715)       (14,939)         (13,359)
                                                            ---------         --------     ----------        ---------

      Operating  profit (loss)                                  (225)             552            186            1,131

Interest expense                                                (279)            (222)          (760)            (667)
Investment and other income (loss)                               111                1         (1,133)               5
                                                            --------       ----------    ------------     -----------

     Income (loss) before income taxes and  minority
     interest                                                   (393)             331         (1,707)             469

Income tax expense                                              (110)            (153)          (252)            (216)
                                                           ----------        ---------      ---------        ---------

     Income (loss) before minority interest                     (503)             178         (1,959)             253

Minority interest                                                (45)            (128)          (252)            (286)
                                                           ----------        ---------      ---------         --------

     Net  income (loss)                                     $   (548)          $   50     $   (2,211)         $   (33)
                                                            =========          ======     ===========         ========

Pro forma net income (loss) per share
     Basic and diluted                                      $  (0.03)          $  0.00      $  (0.12)        $   0.00
                                                            =========          =======      =========        ========








          See accompanying notes to consolidated financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)
                                 (in thousands)



                                                                      Three Months Ended              Nine months Ended
                                                                        September 30,                   September 30,
                                                                       2004             2003           2004          2003
                                                                       ----             ----           ----          ----
Net income (loss)                                                    $ (548)          $   50      $ (2,211)         $ (33)

Other comprehensive income (loss), before tax:
Net unrealized loss on available-for-sale-securities                   (678)           1,167        (1,088)         1,003
Reclassification adjustment for loss on securities sold
included in net loss                                                      -                -           173              -
Reclassification adjustment for impairment loss on securities
included in net loss                                                      -                -         1,081              -
Net unrealized gain (loss) on interest rate swap, net of
minority interest                                                      (148)              -            (36)            -
                                                                  ----------      ----------    -----------     --------

Comprehensive loss before tax                                        (1,374)           1,217        (2,081)           970
Income tax benefit related to items of
other comprehensive loss                                                 61             (455)          (99)          (391)

Comprehensive loss                                                 $ (1,313)        $    762      $ (2,180)        $  579
                                                                   =========        ========      =========     =========


















          See accompanying notes to consolidated financial statements.

                     NATIONAL PATENT DEVELOPMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                            September 30,          December 31,
                                                                               2004                     2003
                                                                               ----                     ----
                                                                            (unaudited)
Assets
Current assets
Cash and cash equivalents                                                     $   1,833            $     602
Accounts and other receivables less allowance
 for doubtful accounts of $807 and $739                                          16,031               13,192
Inventories                                                                      24,783               28,300
Receivable from GP Strategies Corporation                                           716                  709
Prepaid expenses and other current assets                                           389                  925
                                                                             ----------            ---------
Total current assets                                                             43,752               43,728

Marketable securities available for sale                                          1,284                2,981
Property, plant and equipment, net                                                5,507                5,725
Goodwill                                                                            182                  182
Other assets                                                                      3,009                3,132
                                                                              ---------            ---------
Total assets                                                                    $53,734              $55,748

Liabilities and stockholder's equity
Current liabilities
Current maturities of long-term debt                                                405             $    389
Short term borrowings                                                            19,976               16,960
Accounts payable and accrued expenses                                            12,376               15,814
                                                                               --------              -------
Total current liabilities                                                        32,757               33,163

Long-term debt less current maturities                                            2,622                3,203
Other liabilities                                                                   114                  102
                                                                              ---------             --------
Total liabilities                                                                35,493               36,468

Minority interest                                                                 1,563                2,044

Stockholder's equity
Common Stock                                                                        178                  178
Paid in capital                                                                  19,533               17,946
Retained earnings (deficit)                                                      (2,525)                (353)
Accumulated other comprehensive income (loss)                                      (508)                (535)
                                                                           -------------          -----------
Total stockholder's equity                                                       16,678               17,236
                                                                             ----------             --------
Total liabilities and stockholder's equity                                      $53,734              $55,748



          See accompanying notes to consolidated financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                      2004           2003
                                                                                      ----           ----
   Cash flows from operations:
   Net loss                                                                        $(2,211)             $(33)
   Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
   Depreciation and amortization                                                       537               397
   Minority interest                                                                   252                 -
   Income related to equity investee, prior to
   acquiring a controlling financial interest                                            -              (256)
   Net loss on marketable securities                                                   131                 -
   Allocation of expenses and taxes from GP Strategies                               1,881               486
   Impairment charge of securities                                                   1,081                 -
   Changes in other operating items                                                 (2,727)              (92)
                                                                                   --------          --------
   Net cash provided by (used in) operations                                        (1,056)              502
   Cash flows from investing activities:
   Additions to property, plant and equipment, net                                    (349)           (1,016)
   Proceeds from sale of investments                                                 1,014                 -
   Advances to GP Strategies                                                          (984)              (57)
   Acquisition of minority interest in Five Star Products
   pursuant to the
   tender offer                                                                       (657)                -
   Repayment of note from Five Star Products                                             -             1,000
   Recovery of investment in Five Star Products                                          -               475
                                                                                -----------          -------
   Net cash provided by (used in) investing activities                                (976)              402
   Cash flows from financing activities:
   Distribution to GP Strategies                                                    (1,049)           (1,764)
   Contribution from GP Strategies                                                   1,875                 -
   Proceeds from (repayment of) short-term borrowings                                2,741                 -
   Proceeds from issuance of long-term debt                                              -             1,000
   Repayment of long-term debt                                                        (304)             (125)
                                                                                  ---------           -------
   Net cash provided by (used in) financing activities                               3,263              (889)
                                                                                   -------            -------
   Net increase in cash and cash equivalents                                         1,231                15
   Cash and cash equivalents at beginning of period                                    602               562
                                                                                  --------            ------
   Cash and cash equivalents at end of period                                       $1,833              $577


   See accompanying notes to the condensed consolidated financial statements.

            NATIONAL PATENT DEVELOPMENT corporation AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                  Nine months ended September 30, 2004 and 2003
                                   (Unaudited)


1.       Basis of presentation and summary of significant accounting policies

Principles of consolidation

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2004 and the Condensed Consolidated Statements of Operations and Cash Flows for the three months and nine months ended September 30, 2004 and 2003 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited combined financial statements and notes thereto included in the Company's Form S-1. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2004 interim periods are not necessarily indicative of results to be expected for the entire year.

In July 2002, the Board of Directors of GP Strategies Corporation ("GPS" or "GP Strategies") approved a spin-off of certain of its non-core assets into a separate corporation to be named National Patent Development Corporation ("National Patent Development" or the "Company"). GP Strategies will own and operate the manufacturing & process business and information technology business through its subsidiary, General Physics Corporation, and retain a 58% interest in GSE Systems Inc. The Company will own and operate the optical plastics business through its wholly-owned subsidiary, MXL Industries, Inc. ("MXL"), the home improvement distribution business through its partially owned subsidiary Five Star Products, Inc. and will also own certain other non-core assets. The separation of these businesses was accomplished through a pro-rata distribution (the "Distribution") of 100% of the outstanding common stock of National Patent Development to the stockholders of GPS on the record date for the Distribution.

On November 14, 2002, GPS filed a ruling request with the Internal Revenue Service (the "IRS"). On March 21, 2003, the IRS issued a favorable tax ruling which would enable the Distribution to be tax-free. On November 9, 2004 the Securities and Exchange Commission declared effective the Company's Form S-1 Registration Statement relating to the spin-off. On November 24, 2004, holders of record on November 18, 2004 of GP Strategies common stock and Class B capital stock received one share of the Company's common stock for each share of GP Strategies common stock or Class B capital stock owned, representing a total of 17,798,585 shares of the Company's common stock.

National Patent Development was incorporated on March 10, 1998 as a wholly-owned subsidiary of GPS. On February 12, 2004, National Patent Development was recapitalized whereby the authorized capital was changed to 10,000,000 shares of preferred stock and 30,000,000 shares of common stock. On July 30, 2004, GPS contributed the following non-core assets to National Patent Development in exchange for 17,769,919 shares of common stock:

                                                                  (Continued)

1.       100% of the outstanding common stock of MXL.

2. 9,133,417 common shares of Five Star Products, Inc. ("Five Star" or "FSP") (a publicly traded corporation) representing an approximately 64% ownership interest.

3. 293,271 common shares of Millennium Cell Inc. ("Millennium") (a publicly traded corporation)

4. 1,067,900 common shares of Avenue Entertainment Group, Inc. ("Avenue") (a publicly traded corporation).

5. 100% of the common stock of JL Distributors, Inc. whose sole asset is a $2,800,000 senior unsecured 8% note from Five Star due September 30, 2005, as amended.

6. An option to acquire 500,000 shares of common stock (an approximate 4% interest) of Red Storm Scientific Inc., a privately held company (see
         Note 9(c)).

7. Approximately 1,000 acres of undeveloped real property located in Pawling, New York, which is being held for sale.

8. 100% of the common stock of Chestnut Hill Reservoir Company whose sole asset is certain undeveloped property located in New England which is being held for sale.

National Patent Development then transferred all of the above assets other than the MXL stock to MXL for additional MXL stock. Prior to the contribution, National Patent Development was inactive and had no operations.

In addition to the above, on July 30, 2004 GPS made a capital contribution to National Patent Development, which in turn on July 30, 2004 transferred to MXL, $1,250,000 in cash and agreed to make an additional capital contribution to National Patent Development out of certain proceeds of pending litigation and arbitration claims (see Note 10)). On August 25, 2004 GPS transferred an additional $625,000 to National Patent Development, which in turn transferred the cash to MXL.

The accompanying consolidated financial statements present the historical results of operations, cash flows, assets, liabilities and changes in stockholder's equity of MXL combined with the non-core assets and their effect on results of operations and cash flows as if the contribution referred to above (other than cash) had occurred at the beginning of the periods presented. All common stock and per share amounts have been retroactively restated in the accompanying consolidated financial statements to reflect the spin off. Commencing in 2003, as a result of the acquisition of a controlling financial interest in Five Star, its accounts have been consolidated in the accompanying

                                                           (Continued)
financial statements as described below. In 2002 and 2001, the investment in Five Star was accounted for by the equity method. Results of operations reflect charges for allocations of corporate expense incurred by GPS (see Note 9(b)). All significant intercompany balances and transactions have been eliminated. Consolidated stockholder's equity consists of GPS's carrying value for its investment in the non-core assets contributed together with its investment in and retained earnings of MXL together with the retained earnings of Five Star from the date of consolidation. Reference to National Patent Development or the Company in the notes refers to MXL, Five Star and the non-core assets contributed to National Patent Development.

The Company acquired additional shares of Five Star in the fourth quarter of 2003, bringing its ownership at that time to 54%. As a result, commencing as of such date the accounts of Five Star have been consolidated in the Company's financial statements. As permitted by Accounting Research Bulletin No. 51 "Consolidated Financial Statements", Five Star's results of operations are included in the 2003 consolidated statement of operations as though a controlling financial interest had been acquired by the Company at the beginning of such year and, accordingly, Five Star's sales, cost of sales and expenses are included for the three months and nine months ended September 30, 2003. Minority interest in earnings includes, in addition to the 46% interest in Five Star not owned by the Company, pre acquisition earnings attributable to the acquired 6% interest. This method presents results which are more indicative of the current status of the Company, and facilitates future comparison with subsequent years. The minority interest balance as of September 30, 2004 and December 31, 2003 reflected in the consolidated balance sheets is comprised of the 36 percent (after completion of the tender offer described below) and the 46 percent minority share in Five Star which the Company did not own, respectively.

As a result of an issuer tender offer by Five Star, 2,627,790 shares of common stock were tendered and repurchased by Five Star effective March 31, 2004 at a cost of $657,000. The effect of the repurchase was to increase the Company's ownership in Five Star to approximately 64%.

MXL owns 100% of the common stock of Valera Pharmaceuticals, Inc. ("Valera")(which amounts to a 15.3% ownership interest assuming conversion of Valera outstanding preferred stock and exercise of stock options held by employees of Valera)(see Note 6); however, it no longer has financial and operating control of the entity. On December 27, 2001, Valera completed a $7 million private placement of Valera Series A Convertible Preferred Stock to certain institutional investors. As a condition of the private placement, GPS contractually gave up operating control over Valera through an Investors Rights Agreement, and accordingly, MXL, which acquired 100% of the common stock of Valera on October 17, 2003 from GPS in partial repayment of a receivable due from GPS, accounts for its investment in Valera under the equity method.

                                                                (Continuted)

The financial statements included herein may not necessarily be indicative of the results of operations, financial position and cash flows of National Patent Development in the future or had it operated as a separate, independent company during the periods presented.

Description of business. MXL is a specialist in the manufacture of polycarbonate parts requiring strict adherence to optical quality specifications, and in the application of abrasion and fog resistant coating to these parts. Products include shields and face masks and non-optical plastic products. Five Star is engaged in the wholesale distribution of home decorating, hardware and finishing products. It serves over 3,500 independent retail dealers in twelve states in the Northeast. Products distributed include paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products

Revenue recognition. Revenue on product sales is recognized at the point in time when the product has been shipped, title and risk of loss has been transferred to the customer, and the following conditions are met: persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectibility of the resulting receivable is reasonably assured. Allowances for estimated returns and allowances are recognized when sales are recorded.

Shipping and handling costs. Shipping and handling costs are included as a part of selling, general and administrative expense. These cost amounted to $1,306,000 and $1,155,000, for the three months ended September 30, 2004 and September 30, 2003 and $3,667,000 and $3,464,000 for the nine months ended September 30, 2004 and September 30, 2003, respectively.

Inventories. Inventories are valued at the lower of cost or market, using the first-in, first-out method.

Derivatives and hedging activities. The interest rate swap and interest rate collar entered into by the Five Star in connection with its Loan and Security Agreement (see Note 4) is being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. During the third quarter and from June 17, 2004, the date the interest rate collar was entered into, through September 30, 2004 the Company recognized a gain of $61,000 and $4,000, respectively, as part of other income, for the changes in the fair value of the interest rate collar.


                                                                (Continued)

2.       Stock based compensation.

 The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for options to acquire GP Strategies common stock granted to MXL employees under the GP Strategies stock option plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

Pro forma net income (loss) and earnings (loss) per share disclosures as if the Company recorded compensation expense based upon the fair value of the GPS stock-based awards pursuant to SFAS No. 123 has not been presented since no options have been granted to MXL employees during the periods presented and previously granted options to MXL employees vested immediately.

Pro forma net income and earnings per share disclosures as if compensation expense was recorded based on the fair value of options granted under the Five Star Products, Inc. 1994 Five Star Plan have been presented in accordance with the provisions of SFAS No. 123, is as follows for the three months and nine months ended September 30, 2004 (in thousands, except per share amounts):

                                                            Three months ended            Nine months ended
                                                              September 30,                 September 30,
                                                            2004            2003         2004          2003
                                                            ----            ----         ----          ----
   Net income (loss) - As reported                           $(548)          $50        $(2,211)        $(33)
   Compensation expense, net of tax
               Five Star stock options (1)                      (2)           (2)            (6)          (8)
                                                           --------        --------   -----------    --------
               Pro forma net income (loss)                   $(550)          $48        $(2,217)       $ (41)

   Basic and diluted income (loss) per share
               As reported                                   $(.03)          $.00         $(.12)        $.00
               Pro forma net loss per share                  $(.03)          $.00         $(.12)        $.00


(1) Expense relates to option grants made by Five Star prior to the acquisition of a controlling interest in Five Star by the Company.

                                                                (Continued)

3.       Per share data

National Patent Development's basic and diluted income (loss) per share is based upon the 17,798,585 National Patent Development common shares distributed to the stockholders of GPS on November 24, 2004 in the spin-off described in Note 1, which are treated as outstanding for all periods presented. The number of shares issued was equal to the outstanding number of shares of GPS common stock and Class B capital stock on November 18, 2004, the date of the spin-off.

Income (loss) per share for the three months and nine months ended September 30, 2004 and 2003 are as follows (in thousands, except per share amounts):

                                                                Three months ended          Nine months ended
                                                                 September 30,                September 30,
                                                                2004         2003           2004          2003
                                                                ----         ----           ----          ----
   Basic and Diluted EPS
   Net income (loss)                                           $(548)         $50         $(2,211)        $(33)
   Weighted average shares
     outstanding, basic and diluted                            17,799      17,799          17,799       17,799
   Basic and diluted income (loss) per share                   $(.03)        $.00           $(.12)        $.00


4.       Long-term debt and short term borrowings

Long-term debt

Long-term debt is comprised of the following (in thousands):

                                            September 30,         December 31,
                                                 2004                  2003
                                                 ----                  ----
    MXL Pennsylvania Mortgage (a)              $1,330                $1,405
    MXL Illinois Mortgage (b)                   1,162                 1,185
    AOtec Debt and Notes (c)                      478                   922
    Other                                          57                    80
                                            ---------             ---------
                                                3,027                 3,592
                                              -------                ------
    Less current maturities                      (405)                 (389)
                                             ---------             ---------
                                               $2,622                $3,203
                                               ======                ======

(a) On March 8, 2001, MXL mortgaged its real estate and fixtures on its property in Pennsylvania for $1,680,000. The loan requires monthly repayments of $8,333 plus interest at 2.5% above the one month LIBOR rate and matures on March 8, 2011, when the remaining amount outstanding of approximately $680,000 is due in full. The loan is guaranteed by GPS.

                                                                 (Continued)

(b) On July 3, 2001, MXL mortgaged its real estate and fixtures on its property in Illinois for $1,250,000. The loan requires monthly payments of principal and interest in the amount of $11,046 with interest at a fixed rate of 8.75% per annum, and matures on June 26, 2006, when the remaining amount outstanding of approximately $1,100,000 is due in full. The loan is guaranteed by GPS.

(c) In September 2003, MXL purchased machinery, equipment and inventory from AOtec LLC ("AOtec"), located in the Massachusetts area, for $1,100,000, subject to adjustment. In connection with this purchase, the Company valued the machinery and equipment at approximately $900,000, the inventory at approximately $350,000 and recorded an accrued expense of $150,000. MXL paid $100,000 of the purchase price in cash and issued three notes, in the amount of $450,000, $275,000 and $275,000 each, due October 1, 2003, August 5, 2004 and
August 5, 2005, respectively (collectively, the "AOtec Notes"). The AOtec Notes bear interest on the unpaid principal amount at the rate of 4% per annum. On October 1, 2003, MXL borrowed $700,000 from a bank under an agreement to finance the purchase price (the "AOtec Debt") and used a portion of the proceeds to pay the $450,000 note. The AOtec Debt bears interest at the rate of 5.89 % per annum, is payable monthly for three-years and is secured by the machinery and equipment purchased from AOtec. GPS guaranteed the AOtec Debt. The AOtec Notes, which amounted to $550,000 as of September 30, 2004, are classified as short-term borrowings on the Company's Condensed Consolidated Balance Sheets and are not included in the table above.

Short-term borrowings

On June 20, 2003, Five Star obtained a new Loan and Security Agreement (the "Loan Agreement") with Fleet Capital Corporation. The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement provides for a $25,000,000 revolving credit facility, which allows Five Star to borrow based upon specified percentages of eligible inventory and eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement are LIBOR plus a credit spread for borrowings not to exceed $15,000,000 and the prime rate plus a credit spread for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At September 30, 2004, approximately $19,426,000 was outstanding under the Loan Agreement and approximately $2,359,000 was available to be borrowed. Substantially all of the Company's assets are pledged as collateral for those borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of September 30, 2004, the Company was in compliance with all required minimum covenants.

In connection with the Loan Agreement, Five Star Group, Inc. also entered into a derivative transaction with Fleet National Bank on June 20, 2003. The derivative

                                                                 (Continued)
transaction is an interest rate swap and has been designated as a hedge. Effective July 1, 2004 through September 30, 2008, Five Star Group, Inc. will pay a fixed interest rate of 3.38% to Fleet National Bank on notional principal of $12,000,000. In return, Fleet National Bank will pay to Five Star Group, Inc. a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the Loan Agreement is not included in, and will be paid in addition to, this fixed interest rate of 3.38%. Effective July 1, 2004 through September 30, 2008, Five Star Group, Inc. has also entered into a derivative interest rate collar transaction on notional principal of $12,000,000. On June 17, 2004, Five Star Group, Inc. has also entered into a derivative interest rate collar transaction during the period from July 1, 2004 through September 30, 2008 on notional principal of $12,000,000. The transaction consists of an interest rate floor of 2.25%, whereas if LIBOR is below 2.25%, Fleet National Bank will pay to Five Star Group, Inc. the difference between LIBOR and 2.25%, on the same notional principal amount. The transaction also consists of an interest rate cap of 5.75%, whereas if LIBOR is above 5.75%, Five Star Group, Inc. will pay to Fleet National Bank the difference between LIBOR and 5.75%, on the same notional principal amount.

5.       Investment in Millennium

Millennium is a publicly traded emerging technology company engaged in the business of developing innovative fuel systems for the safe storage, transportation and generation of hydrogen for use as an energy source. At December 31, 2002 the Company held 293,271 shares of Millennium with a market value on that date of $698,000 and an unrealized gain of $341,000. On October 17, 2003 the Company received from GP Strategies in partial payment of a receivable an additional 1,000,000 shares of common stock of Millennium with a market value on that date of approximately $3,500,000. At December 31, 2003 the Company held 1,188,271 shares of common stock of Millennium Cell, with a market value of $2,769,000 and an unrealized loss of $721,000, which resulted from reductions in market value during the year ended December 31, 2003. For the nine months ended September 30, 2004 the Company sold 223,500 shares of Millennium shares for $609,000 and recognized a loss of $173,000, which is included in Investment and other income (loss). At September 30, 2004, the Company held 964,771 shares of common stock of Millennium Cell with a market value of $1,117,000 and an unrealized loss of $449,000, which resulted from reductions in market value during the three months ended September 30, 2004. The Company's holdings in Millennium represent approximately a 3% ownership interest.

The Company believes that the reduction in market value of Millennium correlates with the general trend of the market for emerging technology companies and reflects the volatility of Millennium's stock price. The Company has evaluated the near-term prospects of Millennium in relation to the severity and duration of the impairment. Based on the increase in the severity and duration of the impairment and the absence of sufficient evidence to support a recovery of fair value within a reasonable period of time, the Company considered the investment in the 671,500 remaining shares acquired in October 2003 to be other-than-temporarily impaired as of June 30, 2004 and accordingly has recorded an impairment loss of $1,081,000 related to such shares in Investment and other

                                                                 (Continued)
income (loss) in the nine month period ended September 30, 2004, respectively.

6.       Investment in Valera

Valera is a specialty pharmaceutical company engaged in the development and commercialization of prescription pharmaceuticals principally utilizing Valera's patented Hydron drug delivery technology. Valera's lead product is a twelve-month implant that delivers the luteinizing hormone releasing hormone, or LHRH, histrelin for the palliative treatment of metastatic prostate cancer. LHRH agonists are the premium standard of care in the palliative treatment for metastatic breast cancer. On October 13, 2004, Valera announced that the FDA approved the marketing of Vantas(TM), the name for Valera's long-acting LHRH implant for treating prostate cancer. Prior to June 2000, Valera operated as a division of GP Strategies. In connection with an offering of GP Strategies 6% Convertible Subordinated Exchangeable Notes due June 2003, Valera was incorporated as a separate company and became a wholly-owned subsidiary of GP Strategies through GP Strategies' ownership of 100% of the common stock of Valera.

In December 2001, Valera completed a $7 million private placement of Series A convertible preferred stock to certain institutional investors. As a condition of the private placement, GP Strategies contractually gave up operating control over Valera through an Investors Rights Agreement, which gave GP Strategies' the right to designate one director on Valera's board of directors and gave the other stockholders the right to designate the other directors, and subsequent thereto accounted for the investment under the equity method. As a result of Valera operating losses, GP Strategies investment was written down to zero.

In the second quarter of 2003, Valera completed a private placement offering pursuant to which Valera raised approximately $13.5 million in gross proceeds from the sale of Series B convertible preferred stock. As part of such transaction, GP Strategies was granted an option until March 31, 2004, to purchase up to $5 million of the Series B convertible preferred stock at the offering price of $0.725 per share, which was subsequently verbally extended to June 30, 2004. On June 30, 2004, GP Strategies transferred a portion of its option to an institutional investor, which exercised such option and purchased from Valera 3,448,276 shares of Series B convertible preferred stock for $0.725 per share. The balance of the option expired unexercised. In consideration of such transfer, such institutional investor granted National Patent Development an option until October 28, 2004 to purchase up to 2,068,966 shares of Series B convertible preferred stock owned by such institutional investor for prices ranging from $0.725 to $0.7685 per share. The Company exercised such option on October 28, 2004 at a price of $0.7685 per share, for an aggregate exercise price of $1,590,000. On November 5, 2004 the Company signed an agreement to obtain the funds necessary to pay the exercise price (see Note 9(d)). On August 16, 2004 Valera sold 11,600,000 shares of Series C preferred stock and received gross proceeds of $11.6 million.

                                                                 (Continued)

The Series A preferred stock, Series B preferred stock and Series C preferred stock, which are convertible into Valera's common stock at any time, have voting rights on an as-converted basis on all matters submitted to the stockholders and are also entitled to receive dividends on an as-converted basis with shares of common stock when, as and if declared by the Board of Directors. In addition the Series B preferred stock accrues cumulative dividends at the rate of 10% of the Series B stated value, payable when and as declared by the Board of Directors. In the event of liquidation, the holders of the preferred stock shall be entitled to receive preferential distributions before any payment shall be made in respect of the common stock. Assuming conversion of all of the outstanding shares of Series A, Series B and Series C convertible preferred stock and exercise of stock options held by employees of Valera, and following the Company's purchase of the 2,068,966 shares of Series B convertible preferred stock after exercise of the option referred to above, the Company would own approximately 18.4% of Valera.

As described in Note 8(b), on October 17, 2003, MXL received from GPS in partial payment of a note receivable the common shares of Valera and recorded such shares at zero representing their carrying amount to GPS. As a result of the Investors Rights Agreement referred to above, the Company is accounting for its investment in Valera under the equity method. However as the Company has not guaranteed obligations of Valera and has not otherwise committed to provide further support for Valera, it has discontinued recognizing additional losses of Valera. If Valera subsequently reports net income, the Company shall resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

7.       Inventories

Inventories are comprised of the following (in thousands):

                             September 30, 2004        December 31, 2003
                             ------------------        -----------------
   Raw materials              $      849                 $     921
   Work in process                   464                       383
   Finished goods                 23,470                    26,996
                                 -------                    ------
                                 $24,783                   $28,300
                                 =======                   =======

8.       Business segments

The operations of the Company currently consist of the following two business segments, by which the Company is managed.

The Optical Plastics Segment, which consists of MXL, manufactures precision coated and molded optical plastic products. MXL is a specialist in the manufacture of polycarbonate parts requiring adherence to strict optical quality specifications, and in the application of abrasion and fog resistant coatings to those parts.

                                                                 (Continued)

The Home Improvement Distribution Segment, which consists of Five Star, distributes paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products on a regional basis. The Company acquired additional shares of Five Star in fourth quarter of 2003, bringing its ownership to 54%. Five Star's operations are consolidated in the Company's financial statements commencing January 1, 2003.

The following tables set forth the sales and operating income (loss) of each of the Company's operating segments (in thousands):

                                                      Three months                Nine months ended
                                                  ended September 30,               September 30,
                                                  2004           2003            2004           2003
                                                  ----           ----            ----           ----
Sales
Home Improvement Distribution                     $26,678        $25,396        $80,971         $75,053
Optical Plastics                                    2,060          1,914          6,492           6,182
                                                ---------     ----------     ----------      ----------
                                                  $28,738        $27,310        $87,463         $81,235


                                                      Three months                Nine months ended
                                                  ended September 30,               September 30,
                                                  2004            2003           2004           2003
                                                  ----            ----           ----           ----
Segment operating income (loss)
Home Improvement Distribution                   $  477             $666        $1,953         $1,717
Optical Plastics                                  (319)              21          (741)          (219)
                                                 --------         -------       ---------      ---------
                                                  $158             $687         $1,212         $1,498

A reconciliation of the segment operating income to income (loss) before income tax (expense) benefit and minority interests in the condensed consolidated statements of operations is shown below (in thousands):

                                                           Three months                    Nine months
                                                       ended September 30,             ended September 30,
                                                   ----------------------------- --------------------------------
                                                   --------------- ------------- ---------------- ---------------
                                                          2004            2003           2004             2003
                                                          ----            ----           ----             ----
Segment operating income                                  $158            $687         $1,212          $1,498
Corporate and other general and
     administrative expenses                              (383)           (135)        (1,026)           (367)
Interest expense                                          (279)           (222)          (760)           (667)
Investment and other income                                111               1         (1,133)              5
                                                      --------        --------      ----------      ---------
Income (loss) before income tax
      expense and minority interests                     $(393)           $331        $(1,707)           $469


                                                                 (Continued)

9.       Related party transactions

(a) GPS provides certain administrative services including but not limited to tax and financial accounting, legal, human resources, employee benefits and insurance. The costs of these services were allocated to National Patent Development based on specific identification and, to the extent that such identification was not practical, on the basis of sales or other method which management believes to be a reasonable reflection of the utilization of services provided or the benefit received by National Patent Development. These allocations resulted in charges of $169,000 and $170,000 for the three months ended September 30, 2004 and 2003, and $910,000 and $510,000 for the nine months ended September 30, 2004 and 2003 being recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations. Allocated expenses in excess of amounts which reduced the receivable balance due from GPS (see (b) below) have been recorded as a capital contribution resulting in an increase to stockholder's investment. The expenses allocated to National Patent Development for these services are not necessarily indicative of the expenses that would have been incurred if National Patent Development had been a separate, independent entity and had otherwise managed these functions.

GPS provides legal, tax, business development, insurance and employee benefit administration services to Five Star pursuant to a management services agreement for a fee of up to $10,000 per month. The agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least nine months prior to the end of any renewal thereof. The agreement was renewed for 2003 and 2004. The management fee will increase to $25,000 per month effective October 1, 2004. Prior to the Distribution, GP Strategies transferred to National Patent Development the rights and obligations under the management services agreement with Five Star. Fees paid by Five Star to GPS under this agreement, which are included in selling, general and administrative expenses, amounted to $30,000 and $43,000 for the three months ended September 30, 2004 and 2003, and $90,000 and $109,000 for the nine months ended September 30, 2004 and 2003, respectively.

In connection with the spin-off, certain general corporate expenses previously incurred by GP Strategies at the holding company level, including compensation of certain corporate personnel, will be incurred by National Patent Development. National Patent Development will enter into a management agreement with GP Strategies pursuant to which National Patent Development will provide certain general corporate services to GP Strategies. Under this management agreement, National Patent Development will charge GP Strategies a management fee to cover an allocable portion of the compensation of its employees, based on the time they spend providing services to GP Strategies, in addition to an allocable portion of corporate overhead related to services performed for GP Strategies and its subsidiaries.

National Patent Development's executive officers are also executive officers of GP Strategies and will remain on the payroll of GP Strategies. The executive officers will not receive any salary from National Patent Development; however,

                                                                 (Continued)
they will provide National Patent Development with management services under a separate management agreement between GP Strategies and National Patent Development to be entered into prior to completion of the spin-off. GP Strategies will charge National Patent Development a management fee to cover an allocable portion of the compensation of these officers, based on the time they spend providing services to National Patent Development, in addition to an allocable portion of certain other corporate expenses.

Both management fees will be paid quarterly. Any disagreements over the amount of such fees will be subject to arbitration. Each of the management agreements will each have an initial term of three years, and, after two years will be terminable by each of GP Strategies and National Patent Development, upon nine months prior written notice.

(b) The receivable from GPS, which arose principally from cash advances by MXL, is non-interest bearing. Transactions affecting the receivable, together with the average balances, follow (in thousands):



                                        Nine months ended          Year ended
                                           September 31,          December 31,
                                              2004                    2003
                                              ----                    ----
    Balance at beginning of period         $   709                 $10,116
    Management fee and
    other charges from GPS (1)                (977)                   (717)
    Repayments                                   -                 (10,000)
    Advances                                   984                   1,310
                                            ------                --------
    Balance at end of period                 $ 716                $    709
                                             -----                --------
    Average balance                        $ 1,077                 $ 7,734
                                           =======                 =======

    (1) Includes a management fee paid to GPS by MXL of $140,000 for the nine months ended September 30, 2004 and $240,000 for the year ended December 31, 2003, respectively.

On October 17, 2003, GPS transferred 100% of the outstanding common stock in Valera (formerly Hydro Med Sciences, Inc.) valued at $6.5 million (based on an independent valuation) and 1,000,000 shares of common stock of Millennium with a quoted market price of $3.50 per share to MXL in repayment of $10 million of the receivable. The balance of the receivable will be settled through future transactions and/or paid in cash.

MXL recorded the Valera investment at zero and the Millennium common shares at $3,500,000, representing their carrying amounts to GPS, and accounted for the excess of the $10,000,000 balance of the receivable over such carrying amounts as a distribution to GPS with a corresponding reduction of $6,500,000 in stockholder's equity.

(c) In 2002, GPS and Redstorm Scientific, Inc. ("RSS") entered into an agreement pursuant to which GPS agreed to provide general business and administrative

                                                                 (Continued)
support to RSS. RSS is a privately held computational drug design company focused on utilizing bio-informatics and computer aided molecular design to assist pharmaceutical and biotechnology companies. GPS performed and completed all necessary services for RSS during the third quarter of 2002. In consideration for such services, RSS agreed to grant GPS a five-year option to purchase 500,000 shares of RSS common stock (an approximate 4% interest) at $1 per share. GPS also has an option to purchase additional equity in RSS upon the occurrence of certain events. GPS ascribed no value to the options, due to the adverse financial condition of RSS at that time. Michael Feldman is the Chief Executive Officer of RSS and owns approximately 25.5% of the outstanding common stock of RSS. Michael Feldman is the son of Jerome Feldman, Chief Executive Officer and a director of the Company and GPS. Jerome Feldman owns less than 1% of the outstanding common stock of RSS. In addition, Roald Hoffmann, a director of the Company and GPS, is also a director of RSS and has options to purchase shares of RSS common stock.

(d) On November 5, 2004, the Company reached an agreement in principle to borrow $1,060,000 from Bedford Oak Partners, which is controlled by Harvey Eisen, a director of the Company, and $530,000 from Jerome Feldman, who is Chairman and Chief Executive Officer of the Company, to exercise the Company's option to purchase Series B Convertible Preferred shares of Valera (see Note 6). The loans will bear interest at 6% per annum, will mature on October 31, 2009, and will be secured by all shares of Valera owned by the Company, including the purchased shares. The loans must be prepaid out of the proceeds received from the sale of the purchased shares or from any additional capital contribution received by NPDC from GP Strategies out of proceeds received by GP Strategies from its claims relating to the Learning Technologies acquisition (see Note 10). If the loans remain outstanding on December 31, 2005 and the Company owns purchased shares on such date, the lenders can require the Company to sell the purchased shares to the extent necessary to prepay the loans. The lenders will be entitled to receive 50% of any profit received by the Company from the sale of the purchased shares.

10. Litigation

On July 30, 2004, GP Strategies agreed to make an additional capital contribution to National Patent Development, in an amount equal to the first $5 million of any proceeds (net of litigation expenses and taxes incurred, if any), and 50% of any proceeds (net of litigation expenses and taxes incurred, if any) in excess of $15 million, received with respect to the claims described below.

On January 3, 2001, GP Strategies commenced an action alleging that MCI Communications Corporation ("MCI"), MCI's Systemhouse subsidiaries ("Systemhouse"), and Electronic Data Systems Corporation, as successor to Systemhouse ("EDS"), committed fraud in connection with GP Strategies' 1998 acquisition of Learning Technologies from the defendants for $24.3 million in cash. GP Strategies seeks actual damages in the amount of $117.9 million plus interest, punitive damages in an amount to be determined at trial, and costs.

                                                                 (Continued)

The complaint alleges that the defendants committed fraud to conceal the poor performance of the United Kingdom operation of Learning Technologies. The complaint also alleges that the defendants represented that Learning Technologies would continue to receive new business from Systemhouse even though the defendants knew that the sale of Systemhouse to EDS was imminent and that such new business would cease after such sale. In February 2001, the defendants filed answers denying liability. No counterclaims against the plaintiffs have been asserted. Although discovery had not yet been completed, defendants made a motion for summary judgment, which was submitted in April 2002. The motion was denied by the court due to the MCI bankruptcy described below, but with leave to the other defendants to renew.

The defendants other than MCI then made an application to the court to stay the fraud action until a later-commenced arbitration, alleging breach of the acquisition agreement and of a separate agreement to refer business to General Physics on a preferred provider basis and seeking actual damages in the amount of $17.6 million plus interest, was concluded. In a decision dated May 9, 2003, the court granted the motion and stayed the fraud action pending the outcome of the arbitration. The arbitration hearings began on May 17, 2004 and concluded on May 24, 2004 before JAMS, a private dispute resolution firm. On September 10, 2004, General Physics received a $12 million interim award in its arbitration against EDS. The arbitrator found that the sellers of Learning Technologies breached certain representations and warranties contained in the acquisition agreement. On November 29, 2004, the final award was increased to approximately $18 million primarily as a result of the arbitrator's finding that General Physics was entitled to pre-award interest. General Physics has filed an application in New York state court for an order confirming the award. The application is currently scheduled to be submitted to the court on January 7, 2005. Electronic Data Systems has the right to oppose General Physics' application for confirmation of the arbitration award or to file its own application to vacate the award. Based on the conclusion of the arbitration, GP Strategies and General Physics have also asked the court to lift the stay of the fraud action.

MCI filed for bankruptcy protection in July 2002. As a result, the fraud action was automatically stayed as to MCI. GP Strategies and its subsidiary, General Physics, both filed timely Proofs of Claim in the United States Bankruptcy Court against MCI and WorldCom, Inc., among others. On or around April 22, 2003, MCI served objections to these Proofs of Claim. On May 15, 2003, GP Strategies and General Physics submitted their opposition to the objections. GP Strategies and General Physics subsequently made a motion in Bankruptcy Court to lift the automatic stay to permit the litigation to proceed against MCI. In February 2004, the Bankruptcy Court granted the motion of GP Strategies and General Physics to the extent that they sought to have the stay lifted so that the state court could rule on the merits of MCI's summary judgment motion. On February 19, 2004, GP Strategies and General Physics notified the state court of the Bankruptcy Court's decision.

National Patent Development is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition of National Patent Development.

                                                         (Continued)

11. GPS borrowings

(a) As of December 31, 2002, the stock of MXL and its assets together with all of the non-core assets collateralized the outstanding bank debt under the GPS credit facility. In addition, MXL was a guarantor of the bank debt. In August 2003, GPS entered into a new credit facility which replaced the existing facility and in connection therewith the security interests of the banks were terminated and MXL was released from its guarantee under the previous credit facility. MXL provided a limited guarantee of the bank debt under the new credit facility of up to $1.5 million of its accounts receivable, which were pledged as collateral for the new bank debt. However, the guarantee was released in March 2004 as MXL's accounts receivable were no longer needed in the borrowing base.

(b) Pursuant to a Note and Warrant Purchase Agreement dated August 8, 2003, GPS issued and sold to four Gabelli funds $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the "Notes") and 937,500 warrants ("GP Warrants"), each entitling the holder thereof to purchase (subject to adjustment) one share of GPS's common stock. The aggregate purchase price for the Notes and GP Warrants was $7,500,000. GP Strategies and National Patent Development agreed to allocate to National Patent Development pursuant to the Gabelli Allocation $1,875,000 of the $7,500,000 received for the Notes and Warrants. This allocation is not reflected in the accompanying consolidated financial statements.

The Notes are secured by a non-recourse mortgage on the property located in Pawling, New York (the "Property") which was transferred to MXL. MXL has no liability for repayment of the Notes or any other obligations of GPS under the Note and Warrant Purchase Agreement (other than foreclosure on such property). If there is a foreclosure on the mortgage for payment of the Notes, GPS has agreed to indemnify MXL for loss of the value of the Property.

At any time that less than $1,875,000 principal amount of Notes are outstanding, GPS may defease the obligations secured by the mortgage and obtain a release of the lien of the mortgage by depositing with an agent for the Noteholders bonds or government securities with an investment grade rating by a nationally recognized rating agency which, without reinvestment, will provide cash on the maturity date of the Notes in an amount not less than the outstanding principal amount of the Notes.

The Note and Warrant Purchase Agreement provides that, on completion of the spin-off, National Patent Development will issue warrants ("National Patent Development Warrants") to the holders of the GP Warrants. The National Patent Development Warrants will entitle the holders to purchase, in the aggregate, a number of shares of National Patent Development common stock equal to 8% of the number of shares of such stock outstanding at completion of the spin-off, subject to reduction for any GP Warrants exercised prior to the spin-off. The National Patent Development Warrants will be issued to the holders of the GP Warrants on the record date for the spin-off, and allocated among them pro-rata based on the respective number of GP Warrants held by them on such date.

                                                                 (Continued)

The exercise price of the National Patent Development Warrants will be 160% of the average closing price of the National Patent Development common stock over the 20 consecutive trading days commencing on the record date of the spin-off. The National Patent Development Warrants will be exercisable at any time after their exercise price is calculated through August 2008. The National Patent Development Warrants will have anti-dilution provisions similar to those of the GP Warrants. National Patent Development has agreed to provide the holders of the National Patent Development Warrants with registration rights similar to those provided by GPS to the holders of the GP Warrants.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

The historical financial statements included herein may not be indicative of the results of operations, financial position and cash flows of National Patent Development in the future or had it operated as a separate, independent company during the periods presented. GP Strategies has provided to National Patent Development general management, legal, treasury, tax, and financial reporting services. GP Strategies' costs have been allocated to National Patent Development and included in the discussion herein on a basis that management believes is reasonable based on the historical business of National Patent Development. This allocation may not necessarily equal the costs that would have been or will be incurred by National Patent Development on a stand-alone basis. Management believes that the overhead of National Patent Development after the spin-off will be greater than the overhead based on the historical business of National Patent Development.

National Patent Development was incorporated on March 10, 1998 as a wholly-owned subsidiary of GP Strategies Corporation. In July 2002, GP Strategies announced that it was actively considering transferring certain of its non-core assets into National Patent Development and spinning-off National Patent Development to the stockholders of GP Strategies. On November 14, 2002, GP Strategies filed a ruling request with the Internal Revenue Service with respect to the federal tax consequences of the proposed spin-off, and received a favorable ruling on March 21, 2003. On February 12, 2004, National Patent Development was recapitalized whereby the authorized capital was changed to 10,000,000 shares of preferred stock and 30,000,000 shares of common stock. On November 9, 2004 the Securities and Exchange Commission declared effective the Company's Form S-1 Registration Statement relating to the spin-off. On November 24, 2004, holders of record on November 18, 2004 of GP Strategies common stock and Class B capital stock received one share of the Company's common stock for each share of GP Strategies common stock or Class B capital stock owned, representing a total of 17,798,585 shares of the Company's common stock.

Following the Distribution, we own 100% of the stock of MXL and a 64% interest in Five Star. We will operate in two segments: the Optical Plastics segment, composed of MXL, and the Home Improvement Distribution segment, composed of our interest in Five Star. We also own certain of GP Strategies' other non-core assets, including an investment in a publicly held company, Millennium Cell; an approximately 18.4% interest in a private company, Valera Pharmaceuticals; certain real estate; and the right to an additional capital contribution from GP Strategies of certain proceeds, if any, from a litigation and arbitration claim. National Patent Development monitors Millennium Cell for progress in the commercialization of Millennium Cell's emerging technology and monitors Valera Pharmaceuticals for progress in the FDA approval process.
MXL Overview

The primary business of MXL is the manufacture of polycarbonate parts requiring adherence to strict optical quality specifications, and the application of abrasion and fog resistant coatings to those parts. MXL also designs and constructs injection molds for a variety of applications. Some of the products that MXL produces include:

    o facemasks and shields for recreation purposes and industrial safety companies,

    o precision optical systems, including medical optics, military eye wear and custom molded and decorated products, and

    o tools, including optical injection mold tools and standard injection mold tools.

MXL's manufactures and sells its products to various commercial and government customers, who utilize MXL's parts to manufacture products that will be ultimately delivered to the end-user. MXL's government customers include various offices of the Department of Defense, while MXL's commercial customers are primarily in the recreation, safety, and security industries. Some of MXL's consumer based products are considered to be at the high-end of their respective markets. As a result, sales of MXL's products may decline together with a decline in discretionary consumer spending; therefore a key performance indicator that the Company's management uses to manage the business is the level of discretionary spending in key markets, specifically the United States and Japan. Other key performance measures used by the Company's management to run the business include:

    o   consumer confidence indices in key markets,

    o sales levels of complementary items in the recreational vehicle market, such as motorcycles, RV's and snowmobiles,

    o   levels of defense spending, and o new OSHA safety standards.

MXL believes that the principal strengths of its business are its state-of-the-art injection molding equipment, advanced production technology, high quality standards, and on time deliveries. However, due to the focused nature of the market, MXL has a limited customer base and tends to be adversely affected by a loss in business from its significant customers. As a result of losses of business from certain of its key customers, MXL sales and operating profits for the past three years have shown a declining trend, reflecting a loss in market share. To reverse the declining sales trend, a new management team with significant sales and marketing experience has been established in 2004. To further grow, MXL not only intends to regain market share in its existing market, but to leverage its expertise as a molder and coater of optical quality products by expanding into other markets and products. However, due to the spin-off, MXL may have less financial resources at its disposal with which to support and grow the business, as National Patent Development will have a smaller market capitalization and less access to capital markets than GP Strategies.

Five Star Overview

Five Star is a publicly held company that is a leading distributor in the United States of home decorating, hardware, and finishing products. Five Star offers products from leading manufacturers in the home improvement industry and distributes those products to retail dealers, which include lumber yards, "do-it yourself" centers, hardware stores and paint stores. Five Star has grown to be one of the largest independent distributors in the Northeast United Stated by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers.

         The following key factors affect Five Star's financial and operation performance:

    o   its ability to negotiate the lowest prices from its suppliers,

    o its ability to increase revenue by obtaining new customers, while maintaining a level fixed cost structure by utilizing its existing warehouses,

    o   the housing market in general,

    o   consumers' confidence in the economy,

    o   consumers' willingness to invest in their homes, and

    o   weather conditions that are conducive to home improvement projects.

         The following key performance measures are utilized by the Company's management to run Five Star's business:

    o   new U.S. housing starts,

    o   sales of existing homes,

    o   sales of high margin products to its customers,

    o   purchases from each vendor, and

    o performance benchmarks used by Home Depot and Lowe's, such as number of stores and square footage, as well as financial benchmarks.

Five Star operates in the Home Improvement market, which has grown in recent years and for which the Home Improvement Research Institute predicts average annual industry growth of nearly 5% for the next several years. Nonetheless, Five Star faces intense competition from large national distributors, smaller regional distributors, and manufacturers that bypass the distributor and sell directly to the retail outlet. The principal means of competition for Five Star are its strategically placed distribution centers and its extensive inventory of quality, name-brand products. In addition, Five Star's customers face stiff competition from Home Depot and Lowe's, which purchase directly from manufacturers. As a result of such competition, while the Home Improvement market has expanded significantly in recent years, Five Star's revenue has increased only incrementally, and such revenue would have declined if Five Star had not entered into new geographic sales territories as described below. In spite of this, the independent retailers that are Five Star's customers remain a viable alternative to Home Depot and Lowe's, due to the shopping preferences of and the retailer's geographic convenience for some consumers.

Five Star has continued to expand its sales territory with an addition of a sales force servicing the Mid-Atlantic States, as far south as North Carolina, which has generated additional annual revenues of approximately $9 million since 2002. Five Star services this territory from its existing New Jersey warehouse, enabling Five Star to leverage its fixed costs over a broader revenue base. To further expand, Five Star will attempt to grow its revenue base in the Mid-Atlantic States, to acquire complementary distributors and to expand the distribution of its use of private-label products sold under the "Five Star" name. However, due to the spin-off, Five Star may have less financial resources at its disposal with which to support and grow the business, as National Patent Development will have a smaller market capitalization and less access to capital markets than GP Strategies.

Five Star Acquisition and Tender Offer

On October 8, 2003, the Company converted $500,000 principal amount of the $3,500,000 Senior Unsecured 8% Note due September 30, 2005, as amended, (the "Five Star Note") of Five Star into 2,000,000 shares of Five Star common stock (the "Five Star Acquisition"). The Five Star Acquisition increased the Company's ownership in Five Star from approximately 48% to approximately 54% of the outstanding Five Star common stock. As a result, effective October 8, 2003 Five Star is consolidated in the Company's financial statements. In addition, the Company continues to own the remaining amount of the Five Star Note, which had a principal balance of $2.8 million as of September 30, 2004. The Five Star Acquisition occurred because the Company believed that the common stock of Five Star represented an attractive investment opportunity based on its valuation at that time.

As a result of an issuer tender offer by Five Star, approximately 2,628,000 shares of common stock were tendered and repurchased by Five Star effective March 31, 2004 at a cost of $657,000. The effect of the repurchase was to increase the Company's ownership in Five Star to approximately 64%.

Operating Highlights

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

For the three months ended September 30, 2004, the Company had a loss before income tax expense and minority interests of $393,000 compared to income of $331,000 for the three months ended September 30, 2003. The decrease in pre-tax income is primarily a result of weaker segment operating income, which declined by $529,000, increased corporate and other general and administrative expenses of $248,000, increased interest expense of $57,000; partially offset by increased investment and other income of $110,000.

Sales

                                                 Three months ended
                                                    September 30,
                                            ----------------------------------
                                            --------------- ------------------
                                                2004                2003
                                              --------             -------
Home Improvement Distribution                $26,678,000          $25,396,000
Optical Plastics                               2,060,000            1,914,000
                                            ------------        -------------
                                             $28,738,000          $27,310,000
                                             -----------          -----------

The increase in Home Improvement Distribution segment sales of $1,282,000 was primarily a result of increased sales to Five Star's existing customer base. Sales to existing customers have increased mainly due to Five Star offering more product lines for the retailers to stock, as well as Five Star conducting small local trade shows for its customers to create additional sales. Revenue was favorably affected by clement weather in the Northeast during the third quarter of 2004, causing an increase in home improvement projects.

The increase in sales of $146,000 in the Optical Plastics Segment (MXL) in the third quarter of 2004 was a result of increased revenues from MXL's Massachusetts facility, which was purchased in September 2003.

Gross margin

                                                        Three months ended
                                                           September 30,
                                     -------------------------------------------
                                     ------------- --------- ------------------
                                       2004         %          2003        %
                                     ------         -       -------        -
Home Improvement Distribution        $4,744,000    17.8     $4,782,000    18.8
Optical Plastics                        211,000    10.2        485,000    25.3
                                     ----------    ----     ----------    ----
                                     $4,955,000    17.2     $5,267,000    19.3
                                     ----------    ----     ----------    ----

Home Improvement Distribution segment gross margin decreased to $4,744,000, or 17.8% of net sales, for the quarter ended September 30, 2004, as compared to $4,782,000, or 18.8% of net sales, for the quarter ended September 30, 2003. The decrease in gross margin dollars and gross margin percentage for the quarter ended September 30, 2004 is primarily a result of an unfavorable shift in the product mix sold, to higher costs of merchandise purchases for the period, as well as a slight increase in warehousing expenses. Five Star includes warehousing expenses as part of cost of goods sold.

The Optical Plastics Segment (MXL) gross profit of $211,000, or 10.2% of sales, for the third quarter of 2004 decreased by $274,000 or 56% when compared to gross profit of $485,000, or 25.3% of sales, for the third quarter of 2003, mainly due to increases in raw material resin costs and a less favorable product mix.

Selling, general, and administrative expenses

For the three months ended September 30, 2004, selling, general and administrative expenses increased by $465,000 from $4,715,000 for the three months ended September 30, 2003 to $5,180,000 partially due to increased selling, general and administrative expenses of $229,000 at the National Patent Development corporate level. The Home Improvement Distribution segment's selling, general and administrative expenses increased by $151,000 primarily due to salesman commissions, employee benefits and shipping expenses. The Optical Plastics segment's selling, general and administrative expenses increased by $66,000 primarily due to increased salaries and employee benefits, as well as rent associated with MXL's Massachusetts facility.

Investment and other income (loss), net.

National Patent Development recognized investment and other income of $111,000 the three months ended September 30, 2004 mainly due a gain of $61,000 for the change in the fair value of Five Star's interest rate collar, in addition to interest and investment income; as compared to other income of $1,000 for the three months ended September 30, 2003.

Income taxes

For the three months ended September 30, 2004 and 2003, the Company recorded an income tax expense of $110,000, or an effective tax rate of 27.9%, and $153,000, or an effective tax rate of 46%, respectively, which represents the Company's applicable federal, state and local, and foreign tax expense for the periods.


Operating Highlights

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

For the nine months ended September 30, 2004, the Company had a loss before income tax expense and minority interests of $1,707,000 compared to income of $469,000 for the nine months ended September 30, 2003. The decrease in pre-tax income is a result of weaker segment operating income which declined by $286,000, increased corporate general and administrative expenses of $659,000 and impairment losses of $1,081,000 on Millennium for the nine months ended September 30, 2004 as the security was deemed to be other-than-temporarily impaired.

Sales

                                               Nine months ended
                                                 September 30,
                                          ---------------------------------
                                          -------------- ------------------
                                             2004                2003
                                          -------             -------
Home Improvement Distribution             $80,971,000          $75,053,000
Optical Plastics                            6,492,000            6,182,000
                                          -----------        -------------
                                          $87,463,000          $81,235,000
                                          -----------          -----------

The increase in Home Improvement Distribution segment sales of $5,918,000 for the nine months ended September 30, 2004 was primarily a result of increased sales to Five Star's existing customer base. Sales to existing customers have increased mainly due to Five Star offering more product lines for the retailers to stock, as well as Five Star conducting small local trade shows for its customers to create additional sales. Sales were also favorably affected by clement weather in the Northeast during 2004, causing an increase in home improvement projects.

The increase in Optical Plastics sales of $311,000 for the nine months ended September 30, 2004 was a result of the increased revenues from MXL's Massachusetts facility, which was purchased in September 2003. The increased sales from the Massachusetts facility is partly offset by a decrease in sales from the Illinois and Lancaster facilities. The decrease in sales from the Illinois facility is primarily a result of decreased commodity molding operations and normal market fluctuations on tool purchases. The decrease in sales from the Lancaster facility are primarily a result of lower levels of purchases from several key customers and a discontinuance of a product line associated with diabetes treatment produced by one of MXL's most significant customers following the first quarter of 2003.

Gross margin

                                                        Nine months ended
                                                          September 30,
                                  ----------------------------------------------
                                  -------------- --------- ------------------- -
                                      2004        %         2003           %
                                     ------       -       -------          -
Home Improvement Distribution     $14,153,000    17.5    $13,235,000      17.6
Optical Plastics                      972,000    15.0      1,255,000      20.3
                                  -----------    ----    -----------      ----
                                  $15,125,000    17.3    $14,490,000      17.8
                                  -----------    ----    -----------      ----

Home Improvement Distribution segment gross margin increased to $14,153,000, or 17.5% of net sales, for the nine months ended September 30, 2004, as compared to $13,235,000, or 17.6% of net sales, for the nine months ended September 30, 2003. The increase in gross margin dollars is a result of increased revenue. The slight decrease in gross margin percentage is primarily a result of an unfavorable shift in the product mix sold, to higher costs of merchandise purchases for the period, as well as a slight increase in warehousing expenses. Five Star includes warehousing expenses as part of cost of goods sold.

The Optical Plastics Segment (MXL) gross profit of $972,000, or 15.0% of sales, for the nine months ended September 30,2004 decreased by $283,000 or 23%, when compared to gross profit of $1,255,000, or 20.3% of sales, for the nine months ended September 30, 2003, mainly due to increases in raw material resin costs and a less favorable product mix.

Selling, general, and administrative expenses

For the nine months ended September 30, 2004, selling, general and administrative expenses increased by $1,580,000 from $13,359,000 for the nine months ended September 30, 2003 to $14,939,000 partially due to increased allocations of GP Strategies corporate selling, general and administrative expenses of $400,000 and National Patent Development corporate selling, general and administrative expenses of $229,000. The Home Improvement Distribution segment's selling, general and administrative expenses increased by $682,000 primarily due to salesman commissions, employee benefits, professional fees, and shipping expenses. The Optical Plastics segment's selling, general and administrative expenses increased by $239,000 primarily due to increased salaries and employee benefits, as well as rent associated with MXL's Massachusetts facility.

Investment and other income (loss), net.

National Patent Development incurred investment and other losses of $1,133,000 the nine months ended September 30, 2004 mainly due an impairment loss of $1,081,000 on Millennium for the nine months ended September 30, 2004 as the security was deemed to be other-than-temporarily impaired, losses on sales of Millennium of $173,000, offset by investment and other income of $78,000 and gains on sales of Hemispherx Biopharma, Inc of $43,000. Investment income for the nine months ended September 30, 2003 amounted to $5,000.

Income taxes

For the nine months ended September 30, 2004 and 2003, the Company recorded an income tax expense of $252,000, or an effective tax rate of 14.8%, and $216,000, or an effective tax rate of 46%, respectively, which represents the Company's applicable federal, state and local, and foreign tax expense for the periods.

Liquidity and capital resources

At September 30, 2004, National Patent Development had cash and cash equivalents totaling $1,833,000, 964,771 shares of common stock of Millennium Cell with a market value of $1,117,000 and a receivable from GP Strategies of $494,000. National Patent Development believes the aforementioned resources, together with the cash received from the sale of other assets, will be sufficient to fund the working capital and other requirements of National Patent Development for at least the next twelve months. From time to time National Patent Development may attempt to raise capital with potential equity financings, although no such equity financings are currently anticipated.

For the nine months ended September 30, 2004, National Patent Development's working capital increased by $430,000 to $10,995,000 from $10,565,000 as of December 31, 2003. The working capital increase was primarily a result of increases in cash and accounts receivable.

The increase in cash and cash equivalents of $1,231,000 for the three months ended September 30, 2004 resulted from net cash used in operations of $1,056,000; cash used in investing activities of $976,000, consisting of additions to property, plant and equipment of $349,000, acquisition of minority interest in Five Star Products pursuant to the tender offer of $657,000 and advances to GP Strategies of $984,000, offset by proceeds on sale of investments of $1,014,000; and cash provided by financing activities of $3,263,000, consisting of proceeds of short term borrowing of $2,741,000 contribution from GP Strategies of $1,875,000, offset by repayments of long-term debt of $304,000 and distributions to GP Strategies of $1,049,000.

On March 8, 2001, MXL entered into a loan in the amount of $1,680,000, secured by a mortgage covering the real estate and fixtures on its property in Pennsylvania. At September 30, 2004, $1,330,000 of such loan was outstanding. The loan requires monthly repayments of $8,333 plus interest at 2.5% above the one month LIBOR rate and matures on March 8, 2011, when the remaining amount outstanding of approximately $680,000 is due in full. The loan is guaranteed by GP Strategies. The proceeds of the loan were used to repay a portion of the GP Strategies' short-term borrowings under its prior credit agreement.

On July 3, 2001, MXL entered into a loan in the amount of $1,250,000, secured by a mortgage covering the real estate and fixtures on its property in Illinois. At September 30, 2004, $1,162,000 of such loan was outstanding. The loan requires monthly payments of principal and interest in the amount of $11,046 with interest at a fixed rate of 8.75% per annum, and matures on June 26, 2006, when the remaining amount outstanding of approximately $1,100,000 is due in full. The loan is guaranteed by GP Strategies. The proceeds of the loan were used to repay a portion of the GP Strategies' short-term borrowings under its prior credit agreement.

On September 15, 2003, MXL purchased machinery, equipment and inventory from AOtec, located in the Massachusetts area, for a purchase price of $1,100,000, subject to adjustment. On August 1, 2003, MXL paid $100,000 of the purchase price and issued three notes, in the amounts of $450,000, $275,000 and $275,000, due October 1, 2003, August 5, 2004 and August 5, 2005, respectively (collectively, the "AOtec Notes"). The AOtec Notes bear interest on the unpaid principal amount at the rate of 4% per annum. On October 1, 2003, MXL borrowed $700,000, or the AOtec Debt, from a bank to finance the purchase price and used the proceeds to pay the $450,000 Note. The AOtec Debt is payable monthly for three-years and is secured by the machinery and equipment purchased from AOtec. GP Strategies guaranteed the AOtec Debt.

On June 20, 2003, Five Star obtained a new loan and security agreement with Fleet Capital Corporation. The agreement has a maturity date of June 30, 2008 and provides for a $25,000,000 revolving credit facility, which allows Five Star to borrow based upon specified percentages of eligible inventory and eligible accounts receivable, as defined therein. The interest rates under the agreement consist of LIBOR plus a credit spread for borrowings not to exceed $15,000,000 and the prime rate plus a credit spread for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At September 30, 2004 and December 31, 2003, approximately $19,426,000 and $16,685,000 was outstanding under the loan and security agreement and approximately $2,359,000 and $480,000 was available to be borrowed, respectively.


Forward-looking statements

The forward-looking statements contained herein reflect National Patent Development's management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of National Patent Development, including, but not limited to the risks and uncertainties detailed in National Patent Development's periodic reports and registration statements filed with the Securities and Exchange Commission.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

  We have no material changes to the disclosure on this matter made in our report on Form S-1 for the fiscal year ended December 31, 2003.

Item 4.    Controls and Procedures

a. Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective as of the evaluation date, providing them with material timely information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

b. Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION



Item 6.           Exhibits

                  a.       Exhibits

                           10.1 Note Purchase Agreement dated November 12, 2004, among the Registrant, MXL Industries and Purchasers.*

                           10.2 Pledge Agreement dated November 12, 2004 by MXL Industries, Inc., in favor of Bedford Oak Partners, L.P. as collateral agent for itself and Jerome Feldman.*

                           10.3     Form of Note dated November 12, 2004.*

                           31.1 Certification of Chief Executive Officer of the Company dated December 22, 2004 pursuant to Securities and Exchange Act Rule
                           13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

                           31.2 Certification of Chief Financial Officer of the Company dated December 22, 2004 pursuant to Securities and Exchange Act Rule
                           13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

                           32.2 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated December 22, 2004 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

________
        -
*Filed herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                       NATIONAL PATENT DEVELOPMENT CORPORATION


DATE: December 23, 2004                __________________________________
                                       Jerome I. Feldman
                                       Chairman of the Board and
                                       Chief Executive Officer


DATE: December 23, 2004                ___________________________________
                                       Scott N. Greenberg
                                       Chief Financial Officer