Form 10-K
period 2004-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 2005-04-15
CIK 1279715

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended         December 31, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934

For the transition period from ____________  to _______________

                        Commission File Number 333-118568

                     NATIONAL PATENT DEVELOPMENT CORPORATION
             (Exact name of Registrant as specified in its charter)

         Delaware                                        13-4005439
--------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

777 Westchester Avenue, White Plains, NY                     10604
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (914) 249-9700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:
                                             Common Stock, $.01 Par Value
                                             ----------------------------
                                                    (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X    No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/x/.

Indicate by check mark whether the registrant is an accelerated filer. Yes  No X

The aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share held by non-affiliates as of December 31, 2004 was approximately $29,612,000.

The number of shares outstanding of each of the Registrant's Common Stock and Class B Stock as of March 29, 2005:

                  Class                                         Outstanding

Common Stock, par value $.01 per share                       17,799,945 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.

                                                                           Page
PART I

Item 1. Business                                                             2

Item 2. Properties                                                          17

Item 3. Legal Proceedings                                                   17

Item 4. Submission of Matters to a Vote of Security Holders                 18

PART II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters                                                 19

Item 6. Selected Financial Data                                             20

Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           21

Item 7A. Quantitative and Qualitative Disclosures about Market Risk         33

Item 8. Financial Statements and Supplementary Data                         34

Item 9. Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           73

Item 9A. Controls and Procedures                                            73

PART III

Item 10. Directors and Executive Officers of the Registrant *               73

Item 11. Executive Compensation *                                           73

Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters*                                   73

Item 13. Certain Relationships and Related Transactions*                    73

Item 14. Principal Accountant Fees and Services*                            73

PART IV

Item 15. Exhibits and Financial Statement Schedules                         74

Signatures                                                                  75

Exhibit Index                                                               76

* To be incorporated by reference from the proxy statement for the Registrant's 2005 Annual Meeting of Shareholders.

Cautionary Statement Regarding Forward-Looking Statements

       The forward-looking statements contained herein reflect National Patent Development Corporation's management's current views with respect to future events and financial performance. We use words such as "expects", "intends" and "anticipates" to indicate forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including those discussed under "Factors Affecting Our Future Performance" and "Management's Discussions and Analysis of Financial Condition and Results of Operations."

       If any one or more of these expectations and assumptions proves incorrect, actual results will likely differ materially from those contemplated by the forward-looking statements. Even if all of the foregoing assumptions and expectations prove correct, actual results may still differ materially from those expressed in the forward-looking statements as a result of factors we may not anticipate or that may be beyond our control. While we cannot assess the future impact that any of these differences could have on our business, financial condition, results of operations and cash flows or the market price of shares of our common stock, the differences could be significant. We do not undertake to update any forward-looking statements made by us.

PART I

Item 1:       Business

 General Development of Business

         National Patent Development Corporation (the "Company", "we" or "National Patent Development") was incorporated on March 10, 1998 as a wholly-owned subsidiary of GP Strategies Corporation ("GP Strategies"). The Company common stock is quoted on the OTC Bulletin Board and is traded under the symbol NPDV.OB.

         In July 2002, GP Strategies announced that it was actively considering transferring certain of its non-core assets into National Patent Development and spinning-off National Patent Development to the stockholders of GP Strategies. On November 14, 2002, GP Strategies filed a ruling request with the Internal Revenue Service with respect to the federal tax consequences of the proposed spin-off, and received a favorable ruling on March 21, 2003. On February 12, 2004, National Patent Development was recapitalized whereby the authorized capital was changed to 10,000,000 shares of preferred stock and 30,000,000 shares of common stock. On July 30, 2004, GP Strategies contributed its ownership interests in its optical plastics and home improvement distribution businesses, as well as other non-core assets, to National Patent Development in exchange for National Patent Development common stock. The separation of these businesses was accomplished through a pro-rata distribution (the "Distribution" or "spin-off") of 100% of the outstanding common stock of National Patent Development to the stockholders of GP Strategies on the record date of November 18, 2004 for the Distribution. On November 24, 2004, holders of record received one share of National Patent Development common stock for each share of GP Strategies common stock or Class B capital stock owned.

         The Company owns and operates the optical plastics business through its wholly-owned subsidiary, MXL Industries, Inc. ("MXL"), the home improvement distribution business through its partially owned subsidiary Five Star Products, Inc. ("Five Star") and also owns certain other non-core assets, including an investment in a publicly held company, Millennium Cell; an approximately 17.7% interest in a private company, Valera Pharmaceuticals; and certain real estate.

Company Information Available on the Internet

         The Company's internet address is www.npdc.com. The Company makes available free of charge through its internet site, its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendment to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, or the "Exchange Act," as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.

MXL Industries

General

         Our wholly-owned subsidiary, MXL, is a molder and precision coater of optical plastics. MXL is a specialist in the manufacture of polycarbonate parts requiring adherence to strict optical quality specifications, and in the application of abrasion and fog resistant coatings to those parts. Polycarbonate is the most impact resistant plastic utilized in optical quality molded parts. MXL's products include shields, face masks and non-optical plastic products, produced for over 50 clients in the safety, recreation, and military industries. MXL also produces custom molded and decorated products manufactured out of acrylic. Additionally, MXL's Illinois operations, previously known as The Woodland Mold and Tool Division of MXL, have the capability to design and construct injection molds for a variety of applications (optical and non-optical).

         Established over thirty years ago, MXL evolved into one of the leading coaters of polycarbonate and acrylic parts. A growing insistence on quality coating results led MXL to also establish itself as a specialist in the injection molding of optical quality polycarbonate, thus enabling MXL to control the process from start to finish. At its Lancaster, PA facility, molding machines are housed in a climate controlled clean environment designed and built by MXL. Coating lines also feature a controlled, enclosed environment and are CFC -free.

         MXL's Illinois division, Woodland Mold and Tool, was acquired by MXL in 1987 as MXL's business grew to include in-house optical injection molding. Illinois' capabilities range from the production of long-life tooling for standard molding applications to the design, construction and repair and polishing of sophisticated optical molds. In the fourth quarter 2004, MXL began to explore the divestiture of its Illinois facility, as a result of a decline in production volume for the Illinois division and taking into consideration MXL's diminished real estate needs. MXL is in contract to sell the Illinois facility and lease back 10,000 square feet of the facility. Management believes the transaction will occur in 2005; however there can be no assurance that the transaction will be completed in 2005 or that it will ever occur.

         In 2003, MXL acquired certain of the precision custom optical assemblies inventory, machinery and equipment of AOtec for $1,000,000 in notes (the "AOtec Notes") and $100,000 in cash. AOtec, located in the Massachusetts area, is a successor to the American Optical Corporation, one of the pioneers in optics research and development for over 160 years. MXL leased space in Massachusetts for the newly purchased equipment. In 2004, MXL exercised an option for an earlier termination without penalty of the Massachusetts facility lease. MXL vacated the premises and the lease terminated as of March 31, 2005. MXL relocated the inventory, machinery and equipment purchased from AOtec and is consolidating its injection molding and precision coating operations at its Lancaster, PA facility. In addition, MXL is currently negotiating a reduction in the amounts due under the AOtec Notes with maturity dates of August 5, 2004 and 2005, resulting from a dispute over the purchase price. According to the contract of sale, the payments due pursuant to the AOtec Notes were subject to an offset and withholding by MXL. The parties are attempting to resolve this matter; however there is no guarantee that MXL will successfully negotiate the reduction of the AOtec Notes. The AOtec Notes, which amount to $550,000 in the aggregate following a repayment of $450,000 of the AOtec Notes in October 2003, are included in short-term borrowings in the consolidated December 31, 2004 balance sheet.

         MXL's contracts in the military and commercial arena often require either vacuum deposited beam-splitter coatings, vacuum deposited anti-reflective coatings, laser eye protection, or a combination of these technologies in addition to MXL's historic capabilities of providing difficult and optically correct molded and coated components. Prior to the acquisition of the equipment and intellectual property assets from AOtec, MXL was required to enter into subcontracting arrangements to secure these technologies. The laser eye protection technology, vacuum deposition processing, and equipment acquired from AOtec, will enable MXL to better service purchase orders for precision pilot visors for next generation military fighter and attack aircraft, which require beam-splitter coatings, anti-reflective coatings and/or laser eye protection.

         MXL has earned a reputation as a leading toolmaker, molder and coater for optical quality products in the United States by consistently meeting its customer's requirements, even in the case of the most difficult designs and compound curve optics. This expertise has allowed MXL to expand its customer base beyond the United States to Japan, the United Kingdom, Europe, the Middle East, Mexico, Canada, Australia and other locales.

         MXL's net sales in the regions it does business for the years ended December 31, 2004, 2003 and 2002, based upon the customers' locations, are as follows (in thousands):

                                     Year Ended December 31,
                                 --------------------------------------
                                 -------- --------------- -------------
                                    2004            2003          2002
                                    ----            ----          ----
                                 -------- --------------- -------------

        United States             $5,662          $6,930        $8,264
        Far East                   1,288           1,230         1,266
        Other                      1,291             453           466
                                  ------          ------        ------
        Total                     $8,241          $8,613        $9,996
                                  ======          ======        ======


         MXL has been continuously and actively engaged in its optical plastics business since 1968. Prior to the spin-off of National Patent Development, GP Strategies has owned all of the MXL stock since 1973.

Industry Overview and Competition

         The optical quality molding business requires expertise, experience and an environment totally committed to the task. It requires the construction of a facility designed and built expressly for precision injection molding and personnel with the technical expertise to run such facility.

         The markets for the products currently manufactured and sold by MXL are characterized by extensive competition. The principal competitive factors of MXL are its reputation for quality, service and integrity. MXL is able to provide its customers with a breadth of experience, from mold design through mold construction, to injection molding, coating, laser eye protection and/or high technology optical coating. MXL is able to accomplish the most complex projects for its customers. In addition, MXL's engineering, performance, availability and reliability are important competitive factors.

         Many existing and potential competitors have greater financial, marketing and research resources than MXL.

Business Strengths

         MXL has earned a reputation as one of the leading toolmakers, molders and coaters for optical quality products in the Unites States by consistently meeting its customers' requirements, even in the case of the most difficult designs and compound curve optics.

         As a pioneer in the optical plastic coating business, MXL offers expertise in designing new parts and products for its customers. MXL has spent over 30 years developing and perfecting its coating technology and materials.

         The market for optical injection molding, tooling and coating is focused, leading to intense competition. The following are major competitive strengths and characteristics of MXL.

o Reputation for Quality and Service. MXL's on-going commitment to quality has enabled it to meet the rigorous requirements of its most valued customers and has earned it a reputation as the premier optical injection molder in the industry. MXL has a reputation for on-time delivery, and its return rate is exceptionally low, representing less than 1% of sales volume. As these customers continue to focus on product quality, MXL's past performance and long-term improvement programs should further strengthen customer relationships.
o Superior Technical Skills and Expertise. The engineering experience of MXL's senior management has enabled MXL to take advantage of state-of-the-art injection molding technology and effectively develop cost-effective and efficient production facilities. MXL's proprietary HYDRON(R) permanent anti-fog coating absorbs moisture to form a barrier against fogging.
o ISO 9001:2000 Registration. MXL's Pennsylvania and Massachusetts facilities are ISO 9001:2000 certified-a universally accepted quality assurance designation indicating the highest quality manufacturing standards. A certification by the International Standards Organization means that a company maintains a quality system that is regularly assessed for compliance to ISO standards. Meeting the ISO standard of quality confirms MXL's commitment to manufacturing excellence.
o Integrated Plastics Business. The combination of MXL's original business and its acquired equipment and technology from AOtec, has created an integrated business which offers clients a full range of design, production and marketing services for molded and coated optical plastic products.
o Modern Automated Manufacturing. MXL's presses and coating lines, state-of-the-art for the molding business, are efficiently designed and well maintained. The equipment can be quickly reconfigured to meet specific job requirements.

o Well-Qualified Management Team. MXL's senior management has extensive experience in all aspects of the plastic molding and coating industry. The senior management team has on average a minimum of 10 years of direct manufacturing experience in this or related industries.
o Attractive Growth Opportunities. With the leadership of the senior management, MXL is poised to enter any plastic molding and coating business. Its acquisition of certain of the AOtec assets was a logical extension of its position as a leading provider of optical quality injection molds by allowing MXL to further expand its business into the military arena. MXL believes that the combination of its proprietary "Anti-Fog" coating, precise processing of the "Anti-Scratch" coatings, precise molding and proprietary grinding and polishing methods for its injection tools as well as its vacuum deposited anti-reflection coatings and laser eye protection technology will provide it with the opportunity to expand into related products.
Strategy

         MXL intends to leverage its expertise as a molder and coater of optical quality products by expanding into other markets and products. The performance of MXL in the future will depend on its ability to develop and market new products that will gain customer acceptance and loyalty, as well as its ability to adapt its product offerings to meet changing pricing conditions and other factors.

Markets and Products

         MXL focuses its manufacturing capabilities in three distinct capacities: injection molding, precision coating of optical plastics, and tool and mold design and manufacture.

         Injection Molding. MXL has the capability to manufacture a wide variety of custom injection molding plastics for the recreation, industrial safety and defense industries. Some of the products that MXL produces include facemasks and shields for recreation purposes and industrial safety companies. All of MXL's custom molding involves polycarbonate, which is a difficult resin to mold and has required the development of sophisticated manufacturing skills. MXL's closed-loop process control system monitors and provides quality-assurance for every critical variable from resin drying, through mold temperature and alignment, to robotic part removal. MXL's specially designed clean room environment automatically removes dust and holds temperature and humidity constant throughout the year.

         MXL serves as the prime contractor for several major development programs in industry and government for precision optical systems, including medical optics; military eye wear; and custom molded and decorated products. In order to maintain its competitive position, MXL has traditionally invested in state of the art equipment, including molding presses ranging from 60 to 485 tons, automation equipment, clean room facilities, and vacuum and dip coating equipment. MXL utilizes computer aided design software to design its optical products. In addition, modern computer controlled molding machinery is used to fabricate precision optic components.

         Precision Coating. MXL's two coating lines allow it to offer a wide range of coating technologies to its customers. These services include dual coating processes, urethane hard coat, silicone hard coat, permanent anti-fog, and finish application design. 80% of MXL's coating business is for abrasion resistant purposes and 20% is for anti-fog applications. MXL's two coating lines were designed and built in-house, and allow for maximum flexibility and quality throughout the coating process. All functions are controlled by state-of-the-art programmable controllers and A.C. Linear drives and robotics. These highly flexible dip and spray operations can deliver a variety of coatings for parts as large as eight inches by twenty-six inches, including anti-scratch on all surfaces, anti-fog on all surfaces, one coating on one side only or dual coating with anti-scratch on one side and anti-fog on the opposite side.

         Tool Manufacturing. The Illinois operations use eight tool and die makers to produce optical injection mold tools and standard injection mold tools in sizes up to 36 inches x 36 inches x 36 inches.

Manufacturing and Raw Materials

         MXL's primary raw materials are plastic resin (principally polycarbonate), acrylic, silicone hard coatings and HYDRON(R) anti-fog coating. MXL is able to fulfill its requirements for plastic resin and acrylic through arrangements with various distributors and is able to fulfill its requirements for silicone hard coating from manufacturers. MXL manufactures its proprietary HYDRON(R), which is applied as a fog resistant coating to its optical products. Plastic resin is a petroleum based product, and as such, is subject to price increases (up to 40% during the year ended December 31, 2004) along with increases in crude oil prices, which have increased by over 50% during the year ended December 31, 2004.

Customers

         As the market for optical injection molded plastics is relatively focused, MXL serves virtually all of the major users. The customer base of MXL includes over 50 commercial customers in 27 states and Japan, the United Kingdom, Europe, the Middle East, Mexico, Canada and Australia. These commercial customers are primarily in the recreation, safety, and security industries. MXL's largest two customers comprised approximately 16% and 13%, respectively, of its total sales in 2004.

         MXL's government customers include various offices of the Department of Defense. MXL is required to comply with various federal regulations including military specifications and Federal Acquisition Regulations for military end use applications. There are no government contracts subject to renegotiation or termination at the election of the government.

Sales and Distribution

         Because of the narrow niche MXL serves, its sales and marketing effort concentrates on industry trade shows, such as the Society of Plastics Engineers, and advertising in industry journals. Its senior management team, as well as four marketing and sales executives, is responsible for the sales and marketing effort. It also utilizes one sales representative to market its products.

Backlog

         MXL's sales order backlog as of December 31, 2004 was approximately $1,627,000 ($1,703,000 as of December 31, 2003) and most of the orders are expected to be completed during fiscal 2005.

Patents, Trademarks, and other Intellectual Property

         The names MXL and HYDRON are registered trademarks. In connection with the AOtec transaction, MXL entered into an exclusive, royalty-free perpetual license (with the right to grant sublicenses) to use the trademarks AOTEC(TM) and AOGUARD(TM) for military eye protection products, electro-optical systems and precision molded and coated plastic components.

Environmental Matters and Governmental Regulations

         For its manufacturing work as a subcontractor in the military industry, MXL is required to comply with various federal regulations including Military Specifications and Federal Acquisition Regulations for military end use applications. In addition, MXL's activities may subject it to federal, state and local environmental laws and regulations. MXL believes that it is in compliance in all material respects with such government regulations and environmental laws.

Employees

         As of December 31, 2004, MXL employed approximately 78 persons, including 46 at its Lancaster facility, 7 in its Illinois facility and 25 at its new Massachusetts facility. Of the MXL employees, 64 are in production or shipping, with the remainder serving in executive, administrative office and sales capacities. None of MXL's employees are subject to collective bargaining agreements. MXL believes its relationship with its employees is good.

Five Star Products

General

         Five Star is engaged in the wholesale distribution of home decorating, hardware and finishing products. It serves over 3,500 independent retail dealers in twelve states, making Five Star one of the largest distributors of its kind in the Northeast. Five Star operates two state -of -the -art warehouse facilities, located in Newington, CT and East Hanover, NJ. All operations are coordinated from Five Star's New Jersey headquarters.

         In the first quarter of 2000, Five Star expanded its sales territory with the addition of an established, dedicated sales force servicing the Mid-Atlantic States, and as far south as North Carolina. This addition to the sales force generates revenues of approximately $9 million annually. Five Star services this new territory from its 236,000 square foot East Hanover, New Jersey facility, from which it also services the Northeast, enabling Five Star to leverage its fixed costs over a broader revenue base.

         Five Star offers products from leading manufacturers such as Cabot Stain, William Zinsser & Company, DAP, General Electric Corporation, American Tool, USG, Stanley Tools, Minwax and 3M Company. Five Star distributes its products to retail dealers, which include lumber yards, "do-it yourself" centers, hardware stores and paint stores principally in the northeast region. It carries an extensive inventory of the products it distributes and provides delivery, generally within 24 to 72 hours. Five Star has grown to be one of the largest independent distributors in the Northeast by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers. Much of Five Star's success can be attributed to a continued commitment to provide customers with the highest quality service at reasonable prices.

         As one of the largest distributors of paint sundry items in the Northeast, Five Star enjoys cost advantages and favorable supply arrangements over the smaller distributors in the industry. This enables Five Star to compete as a "low cost" provider. Five Star uses a fully computerized warehouse system to track all facets of its distribution operations. Five Star has enhanced the sophistication of its warehouse and office facilities to take full advantage of economies of scale, speed the flow of orders and to compete as a low cost distributor. Nearly all phases of the selling process from inventory management to receivable collection are automated and tracked; all operations are overseen by senior management at the New Jersey facility. Five Star is able to capitalize on manufacturer discounts by strategically timing purchases involving large quantities.

         Management takes a proactive approach in coordinating all phases of Five Star's operations. For example, sales managers require all sales representatives to call on customers once every week. Each salesperson transmits his or her orders through Five Star's automated sales system, to the IBM AS/400 computer located at the New Jersey facility. The salesperson system combines the ability to scan product codes in the customers' stores and download the information to a laptop computer for final transmission. Based on the floor plan of each warehouse and the location of products therein, the computer designs a pattern for the orders to be picked. The orders are then relayed to the appropriate location and typically picked in the evening. The warehouse facilities are well-maintained and skillfully organized. A bar-coded part number attached to the racking shelves identifies the location of each of the approximately 23,000 stock keeping units (SKUs). The products are loaded onto Five Star's trucks in the evening in the order that they will be unloaded, and are delivered directly to the customers locations the following morning.

         Five Star, which was then 37.5% owned by GP Strategies, purchased its business from GP Strategies in 1998 in exchange for cash and a $5,000,000 unsecured 8% note payable (the "Five Star Note"). In 2002 and 2003, GP Strategies converted $1,000,000 principal amount of the Five Star Note into 4,272,727 shares of Five Star's common stock. In 2004, Five Star, through a tender offer, repurchased approximately 2,628,000 shares of its common stock. The conversion of the Five Star Note and the tender offer increased GPS' ownership in the Company to approximately 64%. On July 30, 2004, GP Strategies contributed its ownership interest in Five Star and the Five Star Note to the Company.

Industry Overview and Competition

         The paint sundry items distribution industry is closely related to the do-it-yourself retail market, which has tended to exhibit elements of counter-cyclicality. In times of recession, consumers tend to spend more on home improvements if they cannot afford to trade up to bigger homes. In times of economic strength, consumers tend to spend heavily on home improvements because they believe they can afford to complete their home improvement projects. According to the National Retail Hardware Association, total retail sales by home improvement retailers are estimated to be $236 billion in 2004 and are projected to grow at a 5.3% compound rate through 2008.

         Painting is the quintessential do-it-yourself project. Painting has to be done more frequently than most remodeling jobs, and it is a relatively inexpensive way to update the appearance of a home. For these reasons, the paint and paint sundry items industry tends to be counter-cyclical and a solid growth segment of the do-it-yourself market.

         Competition within the do-it yourself industry is intense. There are large national distributors commonly associated with national franchises such as Ace and TruServ as well as smaller regional distributors, all of whom offer similar products and services. Moreover, in some instances manufacturers will bypass the distributor and choose to sell and ship their products directly to the retail outlet. In addition, Five Star's customers face stiff competition from Home Depot, which purchases directly from manufacturers. The principal means of competition for Five Star are its strategically placed distribution centers and its extensive inventory of quality, name-brand products. Five Star will continue to focus its efforts on supplying its products to its customers at a competitive price and on a timely, consistent basis. While other paint sundry items distributors sell to the same retail networks as Five Star, they are at a distinct disadvantage due to Five Star's experience, sophistication and size.

         Hardware stores that are affiliated with the large, dealer-owned distributors such as Ace also utilize Five Star's services because they are uncomfortable with relying solely on their dealer network. Most cooperative-type distributors lack the level of service and favorable credit terms that independent hardware stores enjoy with Five Star. Five Star effectively competes with the dealer-owned distributors because it provides more frequent sales calls, faster deliveries, better financing terms and a full line of vendors and products to choose from.

Business Strengths

         As one of the largest distributors of paint sundry items in the Northeast, Five Star enjoys cost advantages and favorable supply arrangements over the smaller distributors in the industry. This enables Five Star to compete as a "low cost" provider. Five Star uses a fully computerized warehouse system to track all facets of its distribution operations. Five Star has enhanced the sophistication of its warehouse and office facilities to take full advantage of economies of scale, speed the flow of orders and to compete as a low cost distributor. Nearly all phases of the selling process from inventory management to receivable collection are automated and tracked; all operations are overseen by senior management at the New Jersey facility. Five Star is able to capitalize on manufacturer discounts by strategically timing large quantity purchases.

Strategy

         Five Star carries an extensive inventory of the products it distributes and provides delivery, generally within 24 to 72 hours. Five Star believes that it will continue to grow its business by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers. In the future, Five Star will attempt to acquire complementary distributors and to expand the distribution of its use of private-label products sold under the "Five Star" name. Through internal growth and acquisitions, Five Star has already captured a leading share in its principal market the Northeast. This growth-oriented acquisition strategy of acquiring complementary distributors has allowed Five Star to compete against a substantial number of its competitors.

Markets, Products and Sales

         The do-it-yourself industry relies on distributors to link manufacturer's products to the various retail networks. The do-it-yourself market operates on this two-step distribution process, i.e., manufacturers deal through distributors who in turn service retailers. This occurs principally because most retailers are not equipped to carry sufficient inventory in order to be cost effective in their purchases from manufacturers. Thus, distributors add significant value by effectively coordinating and transporting products to retail outlets on a timely basis. Five Star distributes and markets products from hundreds of manufacturers to all of the various types of retailers from regional paint stores, to lumber yards, to independent paint and hardware stores.

         The marketing efforts are directed by regional sales managers. These individuals are responsible for designing, implementing and coordinating marketing policies. They work closely with senior management to coordinate company-wide marketing plans as well as to service Five Star's major multi-state customers. In addition, each regional sales manager is responsible for overseeing the efforts of his sales representatives.

         The sales representatives, by virtue of daily contact with Five Star's customers, are the most integral part of Five Star's marketing strategy. It is their responsibility to generate revenue, ensure customer satisfaction and expand the customer base. Each representative covers an assigned geographic area. The representatives are compensated based solely on commission. Five Star has experienced low turnover in its sales force; most representatives have a minimum of five years' experience with Five Star. Many sales representatives had retail experience in the paint or hardware industry when they were hired by Five Star.

         Five Star's size, solid reputation for service, large inventory and attractive financing terms provide sales representatives with tremendous advantages relative to competing sales representatives from other distributors. In addition, the representatives' efforts are strengthened by company-sponsored marketing events. For example, each year in the first quarter, Five Star invites all of its customers to special trade shows for Five Star's major suppliers, so that suppliers may display their products and innovations. Five Star also participates in advertising circular programs in the spring and the fall which contain discount specials and information concerning new product innovations.

Management Information System

         All of Five Star's inventory control, purchasing, accounts payable and accounts receivable are fully automated on an IBM AS/400 computer system. In addition, Five Star's software alerts buyers to purchasing needs, and monitors payables and receivables. This system allows senior management to control closely all phases of Five Star's operations. Five Star also maintains a salesperson-order-entry system, which allows the salesperson to scan product and then download the information to a laptop. The laptop contains all product and customer information and interacts with the AS/400.

Purchasing

         Five Star relies heavily upon its purchasing capabilities to gain a competitive advantage relative to its competitors. Five Star's capacity to stock the necessary products in sufficient volume and its ability to deliver them promptly upon demand is one of the strongest components of service in the distribution business, and is a major factor in Five Star's success.

         Since retail outlets depend upon their distributor's ability to supply products quickly upon demand, inventory is the primary working capital investment for most distribution companies, including Five Star. Through its strategic purchasing decisions, Five Star carries large quantities of inventory relative to its competitors and thus can boast fill ratios of approximately 95%.

         All purchasing decisions based on current inventory levels, sales projections, manufacturer discounts and recommendations from sales representatives, are made by the merchandising group, located in New Jersey, in order to coordinate effectively Five Star's activities. In addition to senior management's active involvement, regional sales managers play an extremely critical role in this day-to-day process.

         Five Star has developed strong, long-term relationships with the leading suppliers since its predecessor company, J. Leven, was founded in 1912. As a major distributor of paint sundry items, suppliers rely on Five Star to introduce new products to market. Furthermore, suppliers have grown to trust Five Star's ability to penetrate the market. As a result, Five Star is often called on first by manufacturers to introduce new products into the marketplace. For example, Minwax, Bestt Liebco and Cabot Stain have utilized Five Star to introduce and distribute some of their new product innovations.

Customers

         Five Star's largest customer accounted for approximately 3% of its sales in 2004. All customers are unaffiliated and Five Star does not have a long-term contractual relationship with any of them.

Backlog

         Five Star does not have any significant backlog.

Patents, Trademarks, and other Intellectual Property

         Except for its line of private-label products, Five Star does not have any material patents, trademarks or other intellectual property. Five Star intends to expand the distribution of its line of private-label products sold under the "Five Star" name.

Environmental Matters and Governmental Regulations

         Five Star's activities may subject it to federal, state and local environmental laws and regulations and OSHA regulations. Five Star believes that it is in compliance in all material respects with such environmental and federal laws and regulations.

Employees

         Five Star employed approximately 260 people as of December 31, 2004. Management-employee relations are considered good at both of Five Star's warehouse facilities. The Teamsters union represents approximately 94 union employees at the New Jersey warehouse facility. The Connecticut warehouse facility is completely non-unionized. Five Star has never experienced a labor strike at its facilities. Five Star's contract with Local No. 11, affiliated with the International Brotherhood of Teamsters expires on December 19, 2008.

Other Assets

Valera Pharmaceuticals

         We own 100% of the common stock and 2,068,966 shares of the Series B convertible preferred stock of Valera Pharmaceuticals (formerly Hydro Med

Sciences, Inc.), which amounts to a 17.7% ownership interest assuming conversion of Valera outstanding preferred stock and exercise of stock options held by employees of Valera. Valera is a specialty pharmaceutical company focused on the acquisition, development and commercialization of novel prescription pharmaceuticals, particularly for the treatment of urological conditions and disorders. Valera intends to develop new formulations using its hydron drug delivery technology, which is a subcutaneous implant that controls the amount, timing and location of the release of drug compounds into the body.

         Valera's lead product is a twelve-month implant that delivers histrelin, a synthetic nonapeptide agonist of luteinizing hormone-releasing hormone (LHRH). LHRH agonists have become a mainstay in treating locally advanced and metastatic prostate cancer. On October 13, 2004, Valera announced that the FDA approved the marketing of Vantas(TM), the name for Valera's long-acting LHRH implant for treating prostate cancer.

         Prior to June 2000, Valera operated as a division of GP Strategies. In connection with an offering of GP Strategies 6% Convertible Subordinated Exchangeable Notes due June 2003, Valera was incorporated as a separate company and became a wholly-owned subsidiary of GP Strategies through GP Strategies' ownership of 100% of the common stock of Valera. On July 30, 2004 GP Strategies contributed its ownership interest in Valera to National Patent Development.

         In December 2001, Valera completed a $7 million private placement of Series A convertible preferred stock to certain institutional investors. As a condition of the private placement, GP Strategies contractually gave up operating control over Valera through an Investors Rights Agreement, which gave GP Strategies the right to designate one director on Valera's board of directors and gave the other stockholders the right to designate the other directors. National Patent Development is also subject to the Investors Rights Agreement. Accordingly, while we own 100% of Valera's common stock, we do not have financial and operating control of Valera.

         In the second quarter of 2003, Valera completed a private placement offering pursuant to which Valera raised approximately $12 million in gross proceeds from the sale of Series B convertible preferred stock. As part of such transaction, GP Strategies was granted an option until March 31, 2004 (with a closing by June 30, 2004), to purchase up $5 million of the Series B convertible preferred stock at the offering price of $0.725 per share, which was subsequently verbally extended to June 30, 2004. On June 30, 2004, GP Strategies transferred a portion of its option to an institutional investor, which exercised such option and purchased from Valera 3,448,276 shares of Series B convertible preferred stock for $0.725 per share. The balance of the option expired unexercised. In consideration of such transfer, such institutional investor granted us an option until October 28, 2004 to purchase up to 2,068,966 shares of Series B convertible preferred stock owned by such institutional investor for prices ranging from $0.725 to $0.7685 per share. We exercised such option on October 28, 2004 at a price of $0.7685 per share, for an aggregate exercise price of $1,590,000. On November 12, 2004, we entered into an agreement to borrow approximately $1,022,000 from Bedford Oak Partners, which is controlled by Harvey P. Eisen, a director of the Company, and approximately $568,000 from Jerome I. Feldman, who is Chairman and Chief Executive Officer of the Company, to exercise our option to purchase Series B Convertible Preferred shares of Valera. The loans bear interest at 6% per annum, mature on October 31, 2009, and are secured by all shares of Valera owned by us, including the purchased shares. The loans are required to be prepaid out of the proceeds received from the sale of the purchased shares or from any additional capital contribution received by us from GP Strategies out of proceeds received by GP

Strategies from its claims relating to the Learning Technologies acquisition. Bedford Oak Partners and Jerome I. Feldman are entitled to receive 50% of any profit received by us from the sale of the Valera purchased shares. On January 11, 2005, we prepaid the loans, including accrued interest of approximately $16,000, to Bedford Oak Partners and Jerome I. Feldman out of such proceeds.

         On August 16, 2004 Valera sold 11,600,000 shares of Series C convertible preferred stock and received gross proceeds of $11.6 million. On March 14, 2005 Valera registered with the Securities and Exchange Commission for an initial public offering of up to approximately $75 million of common stock. If the initial public offering is completed, all the convertible preferred stock outstanding at the time of the offering, including accrued dividends, will automatically convert into common stock. Assuming conversion of all of the outstanding shares of Series A, Series B and Series C convertible preferred stock and exercise of stock options held by employees of Valera at December 31, 2004, the Company would own approximately 17.7% of Valera. Such percentage will be further reduced upon successful completion of the public offering.

Millennium Cell

         Millennium Cell is a publicly traded emerging technology company engaged in the business of developing innovative fuel systems for the safe storage, transportation and generation of hydrogen for use as an energy source. At December 31, 2002, we held 293,271 shares of Millennium Cell with a market value on that date of $698,000. On October 17, 2003, National Patent Development received pursuant to the repayment of a receivable from GP Strategies an additional 1,000,000 shares of common stock of Millennium Cell with a market value on that date of approximately $3,500,000. At December 31, 2003, we held 1,188,271 shares of common stock of Millennium Cell with a market value of $2,769,000. At December 31, 2004, we held 964,771 shares of common stock of Millennium Cell with a market value of $1,235,000.

Pawling Property

         We own an approximately 980 acre parcel of undeveloped land in Pawling, New York, which includes an approximately 50 acre lake, Little Whaley Lake. The Boy Scouts of America operated a camp located along the western side of Little Whaley Lake, which was closed in the early 1980's, and the site is currently unoccupied. GP Strategies purchased this property in 1986. In connection with the sale of the Gabelli Notes and GP Warrants, GP Strategies mortgaged this property to the holders of the Gabelli Notes, and GP Strategies transferred it to us subject to that mortgage.

Factors Affecting Our Future Performance

Risks Related to the Distribution

We will have increased expenses as an independent public company. This could impair our profitability.

         We do not have an operating history as an independent company. Our business has historically relied on GP Strategies for various financial, managerial and administrative services and has been able to benefit from the earnings, assets and cash flows of GP Strategies' other businesses. GP

Strategies will not be obligated to provide assistance or services to National Patent Development after the spin-off, except as provided in an agreement by GP Strategies to provide certain management services to National Patent Development. We also may not be able to develop our own management after the termination of the agreement under which GP Strategies will provide management services.

         Following the spin-off, we will incur the costs and expenses associated with the management of a public company. The spin-off may result in some temporary disruption to the business operation, as well as to the organization and personnel structure, of National Patent Development, which may reduce our net income and working capital.

Our historical consolidated financial information may not be representative of our historical results as an independent company; therefore, it may not be reliable as an indicator of historical or future results.

         Our historical consolidated financial information may not reflect what our financial condition, results of operations and cash flows would have been on a historical basis had we operated our business as an independent company during the periods presented or what our financial condition, results of operations and cash flows will be in the future. This is because our historical consolidated financial statements include allocations for services provided or procured by GP Strategies, which we may not be able to procure or provide ourselves on the same basis. In addition, we have not made adjustments to our historical consolidated financial information to reflect other changes that will occur in our cost structure, financing and operations as a result of the spin-off. These changes could potentially include increased costs associated with reduced economies of scale and a higher cost of capital, and also changes in how we fund our operations and development and pursue our strategic objectives. Therefore, our historical consolidated financial statements may not be indicative of our future performance as an independent company.

Risks Related to our Business

MXL's revenue and net income could decline as a result of a loss of business from significant customers.

         For the years ended December 31, 2004, 2003 and 2002, revenue from MXL's three largest customers represented approximately 38%, 37%, and 52% of MXL's revenue, respectively. MXL's revenue has declined over the past three years, partly due to the loss of business from its most significant customers. MXL has no significant long-term supply contracts and therefore its operations are dependent on its clients' continued satisfaction with its services and their continued willingness to engage MXL, rather than its competitors, to deliver such services.

MXL's source of raw materials may be limited and failure to obtain raw materials with cost efficiency and on a timely basis may cause a disruption in MXL's operations.

         MXL's primary raw material is plastic resin (principally polycarbonate). In the past, MXL primarily relied on one supplier for its primary raw material. Due to new entrants in the market to supply plastic resin, MXL currently uses two primary suppliers and could choose from one or more other suppliers for plastic resin. However, if the number of suppliers again declined to past levels, MXL would be dependent on limited sources of supply for its raw materials, and the failure of MXL to fulfill its raw material requirement could disrupt its business and result in a decrease in net income.

         In addition, plastic resin is a petroleum based product, and as such, is subject to price increases (20% to 40% during the year ended December 31, 2004, depending on grade and type) along with increases in crude oil prices (over 50% during the year ended December 31, 2004). There is no guarantee that MXL will be able to fully recover from its customers its cost increases associated with increases in the price of plastic resin.

If our subsidiaries are unable to compete successfully, our revenues may be adversely affected.

         Competition in the optical plastics industry is vigorous. MXL's customers require state-of-the-art technology. In order to keep pace with MXL's customers' needs, MXL is required to constantly develop and improve its technology, facilities and production equipment and methods. MXL's future success will depend upon its ability to gain expertise in technological advances rapidly and respond quickly to evolving industry trends and client needs.

         Competition within the do-it-yourself industry is intense. There are large national distributors commonly associated with national franchises such as Ace and TruServ as well as smaller regional distributors, all of whom offer products and services similar to those offered by Five Star. Moreover, in some instances, manufacturers will bypass distributors and choose to sell and ship their products directly to retail outlets. In addition, Five Star's customers face stiff competition from Home Depot, which purchases directly from manufacturers, and national franchises such as Ace and TruServ. Five Star competes principally through its strategically placed distribution centers and its extensive inventory of quality, name-brand products. Five Star will continue to focus its efforts on supplying its products to its customers at a competitive price and on a timely, consistent basis.

         Our subsidiaries' inability to compete successfully would materially decrease our results of operations and working capital.

Risks Related to Our Stock

We have agreed to restrictions and adopted policies that could have possible anti-takeover effects and reduce the value of our stock.

         We have agreed to certain restrictions on our future actions to assure that the spin-off will be tax-free, including restrictions with respect to an acquisition of shares of National Patent Development common stock. If we fail to abide by these restrictions, and, as a result, the spin-off fails to qualify as a tax-free reorganization, National Patent Development will be obligated to indemnify GP Strategies for any resulting tax liability. The potential tax liability that could arise from an acquisition of shares of National Patent Development common stock, together with our related indemnification obligations, could have the effect of delaying, deferring or preventing a change in control of National Patent Development.

         Several provisions of our Certificate of Incorporation and Bylaws could deter or delay unsolicited changes in control of National Patent Development. These include limiting the stockholders' powers to amend the Bylaws or remove directors, and prohibiting the stockholders from increasing the size of the Board of Directors or acting by written consent instead of at a stockholders' meeting. Our Board of Directors has the authority, without further action by the stockholders to fix the rights and preferences of and issue preferred stock. These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in control or management of National Patent Development, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Item 2.  Properties

         The following information describes the material physical properties owned or leased by us and our subsidiaries. We lease approximately 10,000 square feet of space for our White Plains, New York principal executive offices.

         MXL owns 50,200 square feet of warehouse and office space in Lancaster, PA and 55,000 square feet of warehouse and office space in Downer's Grove, IL, both of which are subject to mortgages. Due to a decline in production volume for the Illinois division and considering MXL's diminished real estate requirements, MXL is in contract to sell the Illinois facility and lease back 10,000 square feet of the facility. In September 2003, MXL entered into a three-year lease for a 55,000 square foot storage and manufacturing facility in Southbridge, Massachusetts for its newly purchased equipment from AOtec. In 2004, MXL exercised an option for an earlier termination without penalty of the Massachusetts facility lease. MXL vacated the premises and the lease terminated as of March 31, 2005.

         Five Star leases 236,000 square feet in New Jersey, 111,000 square feet in Connecticut, 1,300 square feet of sales offices in New York and 800 square feet in Maryland. Five Star's operating lease for the New Jersey facility expires in March, 2007 and the operating lease for the Connecticut facility expires in February, 2007.

         The facilities owned or leased by us are considered to be suitable and adequate for their intended uses and are considered to be well maintained and in good condition.

Item 3.  Legal Proceedings

Claims Relating to Learning Technologies Acquisition

         On July 30, 2004 GP Strategies agreed to make an additional capital contribution to National Patent Development, in an amount equal to the first $5 million of any proceeds (net of litigation expenses and taxes incurred, if any), and 50% of any proceeds (net of litigation expenses and taxes incurred, if any) in excess of $15 million, received with respect to the claims described below. GPS has received $13.7 million of net proceeds from such claims and, pursuant to such agreement, in January 2005 GPS made a $5 million additional capital contribution to National Patent Development

         On January 3, 2001, GP Strategies commenced an action alleging that MCI Communications Corporation, ("MCI") MCI's Systemhouse subsidiaries ("Systemhouse"), and Electronic Data Systems Corporation, as successor to Systemhouse, ("EDS") committed fraud in connection with GP Strategies's 1998 acquisition of Learning Technologies from the defendants for $24,300,000. GP Strategies seeks actual damages in the amount of $117,900,000 plus interest, punitive damages in an amount to be determined at trial, and costs. Such damages are subject to reduction by the amount recovered in the arbitration.

         The complaint, which is pending in the New York State Supreme Court, alleges that the defendants fraudulently induced GP Strategies to acquire Learning Technologies by concealing the poor performance of Learning Technologies' United Kingdom operation. The complaint also alleges that the defendants represented that Learning Technologies would continue to receive new business from Systemhouse even though the defendants knew that the sale of Systemhouse to EDS was imminent and that such new business would cease after such sale. In February 2001, the defendants filed answers denying liability. No counterclaims against the plaintiffs have been asserted. Although discovery had not yet been completed, defendants made a motion for summary judgment, which was submitted in April 2002. The motion was denied by the court due to the MCI bankruptcy, but with leave to the other defendants to renew, as described below.

         The defendants other than MCI then made an application to the court to stay the fraud action until a later-commenced arbitration, alleging breach of the acquisition agreement and of a separate agreement to refer business to General Physics on a preferred provider basis and seeking actual damages in the amount of $17,600,000 plus interest, are concluded. In a decision dated May 9, 2003, the court granted the motion and stayed the fraud action pending the outcome of the arbitration.

         The arbitration hearings began on May 17, 2004 and concluded on May 24, 2004 before JAMS, a private dispute resolution firm. On September 10, 2004, the arbitrator issued an interim award in which she found that the sellers of Learning Technologies breached certain representations and warranties contained in the acquisition agreement. In a final award dated November 29, 2004, the arbitrator awarded GP Strategies $12,273,575 in damages and $6,016,109 in interest. On December 30, 2004, EDS made a payment of $18,427,684, which included $138,000 of accrued interest, to GP Strategies to satisfy its obligation under the arbitration award. The arbitration settlement, net of legal fees and expenses was held in escrow as of December 31, 2004. EDS subsequently agreed that the arbitration award is final and binding and that it will take no steps of any kind to vacate or otherwise challenge the award.

         As a result of the conclusion of the arbitration, the state court has lifted the stay of the fraud claim against EDS. GP Strategies is now proceeding with the fraud claim against EDS. On February 14, 2005, EDS filed a new motion for summary judgment dismissing GP Strategies' fraud claim. GP Strategies responded to the motion by March 17, 2005 and the motion was argued by the parties on April 4, 2005. The fraud action against MCI had been stayed as a result of the bankruptcy of MCI. In February 2004, the Bankruptcy Court lifted the stay so that the state court could rule on the merits of MCI's summary judgment motion. MCI has stated that it intends to ask the Bankruptcy Court to reinstate the stay.

       MXL and Five Star are from time to time subject to litigation or other legal proceedings arising in the ordinary course of business. National Patent Development believes that the outcome of such proceedings will not have a material adverse effect on its financial condition, results of operations, and cash flows.

Item 4:       Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5:  Market for the Registrant's Common Equity and Related Stockholder
         Matters

The Company's Common Stock, $.01 par value, is quoted on the OTC Bulletin Board. The high and low market prices since regular trading began on November 26, 2004 were $2.50 and $1.50, respectively.

The number of shareholders of record of the Common Stock as of March 29, 2005 was 1,967 and the closing price on the OTC Bulletin Board on that date was $2.75.

The Company has not declared or paid any cash dividends on its Common Stock in 2004. The Company currently intends to retain future earnings to finance the growth and development of its business

Equity Compensation Plan information as of December 31, 2004:

                                                                                                  2003 Incentive Stock
Plan category                                                                                             Plan
Equity compensation plans not approved by security holders:
(a)  Number of securities to be issued upon exercise
       of outstanding options (1)                                                                                  -
(b)  Weighted average exercise price of outstanding options (1)                                                    -
(c)  Number of securities remaining available for future issuance under
       equity compensation plans (excluding securities reflected in row (a)) (2)                                   -

Equity compensation plans approved by security holders:
(a)  Number of securities to be issued upon exercise
       of outstanding options (1)                                                                                  -
(b)  Weighted average exercise price of outstanding options (1)                                                    -
(c)   Number of securities remaining available for future issuance under
        equity compensation plans (excluding securities reflected in row (a)) (2)                          1,750,000

(1)    Does not include warrants to purchase 1,423,887 shares issued and sold to four Gabelli funds in conjunction with GP Strategies 6% Conditional
       Subordinated Notes due 2008 at an exercise price of $3.57 per share.
(2)    Does not include shares of Common Stock that may be issued to directors of the Company as director's fees.


For a description of the material terms of the Company's 2003 Incentive Stock Plan, see Note 11 to the notes to the Consolidated Financial Statements.

Directors of the Company who are not employees of the Company or its subsidiaries receive an annual fee of $5,000, payable quarterly. At the option of each director up to one-half of the annual fee could be paid in Common Stock. In addition, the directors receive $1,000 for each meeting of the Board of Directors attended, and generally do not receive any additional compensation for service on the committees of the Board of Directors. Employees of the Company or its subsidiaries do not receive additional compensation for serving as directors.

Item 6: Selected Consolidated Financial Data (in thousands, except per share data):

The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this report. Before the spin-off and the related corporate restructuring transactions, we operated as part of GP Strategies. Because the data reflect periods during which we did not operate as an independent company, the historical data may not reflect the results of operations or the financial condition that would have resulted if we had operated as a separate, independent company during the periods shown.

----------------------------------------- --------------------------------------------------------------------
Consolidated Statement of
Operations Data (1)                                                  Year Ended December 31,
                                               2004           2003          2002        2001         2000
                                               ----           ----          ----        ----         ----
----------------------------------------- --------------- -------------- ----------- ------------ ------------

Sales                                         $  110,223     $103,698      $9,996      $11,184      $10,998
Gross Margin                                      20,069       19,582       2,099        2,816        2,888
Interest expense                                   1,098          864         208          169          102
Income (loss) before income taxes and
minority interest                                 (3,111)         383         292          764       (1,468)
Net income (loss)                                 (4,529)        (104)        147          369         (960)
Net income (loss)
per share:
Basic and diluted                              $    (.25)      $    (.01) $   .01      $   .03    $   (.08)


Consolidated Balance Sheet Data (1)                                      December 31,
                                            2004          2003         2002         2001        2000
                                            ----          ----         ----         ----        ----
--------------------------------------- -------------- ------------ ------------ ----------- ------------
--------------------------------------- -------------- ------------ ------------ ----------- ------------
Cash and cash equivalents                 $  2,087        $    602      $   562   $   536       $   627
Short-term borrowings                       18,784          16,960            -         -             -
Working capital                             14,028          10,565        3,954    14,139        10,866
Total assets                                60,474          53,638       29,870    30,836        29,441
Long-term debt                               1,395           3,203        2,670     2,875            59
Stockholders' equity                        19,760          17,236       25,451    26,025        26,580

(1) On October 8, 2003, the Company increased its ownership interest in Five Star's outstanding common stock from 48% to 54%, resulting in a controlling financial interest in Five Star and accordingly commenced consolidating Five Star's financial statements with those of the Company. Five Star's results of operations are included in the 2003 consolidated statement of operations as though a controlling financial interest had been acquired by the Company at the beginning of such year and, accordingly, Five Star's sales, cost of sales and expenses are included for the twelve months ended December 31, 2003. The acquisition of a controlling financial interest was accounted for as a purchase transaction.

   As a result of an issuer tender offer by Five Star, approximately 2,628,000 shares of Five Star common stock were tendered and acquired by Five Star effective March 31, 2004 at a cost of $657,000. The effect of such tender offer was to increase our ownership in Five Star to approximately 64% at March 31, 2004.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

General Overview

         National Patent Development was incorporated on March 10, 1998 as a wholly-owned subsidiary of GP Strategies Corporation. In July 2002, GP Strategies announced that it was actively considering transferring certain of its non-core assets into National Patent Development and spinning-off National Patent Development to the stockholders of GP Strategies. On November 14, 2002, GP Strategies filed a ruling request with the Internal Revenue Service with respect to the federal tax consequences of the proposed spin-off, and received a favorable ruling on March 21, 2003. On February 12, 2004, National Patent Development was recapitalized whereby the authorized capital was changed to 10,000,000 shares of preferred stock and 30,000,000 shares of common stock. On July 30, 2004 GP Strategies transferred to National Patent Development its optical plastics business through its wholly-owned subsidiary, MXL; the home improvement distribution business through its partially owned subsidiary Five Star; and certain other non-core assets. The separation of these businesses was accomplished through a pro-rata distribution (the "Distribution" or "spin-off") of 100% of the outstanding common stock of National Patent Development to the stockholders of GP Strategies on the record date of November 18, 2004 for the Distribution. On November 24, 2004, holders of record received one share of National Patent Development common stock for each share of GP Strategies common stock or Class B capital stock owned.

         The Company operates in two segments: MXL, which was formerly called the Optical Plastics segment, and Five Star, which was formerly called the Home Improvement Distribution segment. The Company also owns certain other non-core assets, including an investment in a publicly held company, Millennium Cell; an approximately 17.7% interest in a private company, Valera Pharmaceuticals; and certain real estate. National Patent Development monitors Millennium Cell for progress in the commercialization of Millennium Cell's emerging technology and monitors Valera Pharmaceuticals for progress in the FDA approval process.

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

         MXL's manufactures and sells its products to various commercial and government customers, who utilize MXL's parts to manufacture products that will be ultimately delivered to the end-user. MXL's government customers include various offices of the Department of Defense, while MXL's commercial customers are primarily in the recreation, safety, and security industries. MXL's commitments to its customers, consisting of unfilled sales orders or backlog, amounted to approximately $1.6 million as of December 31, 2004. Some of MXL's consumer based products are considered to be at the high-end of their respective markets. As a result, sales of MXL's products may decline together with a decline in discretionary consumer spending; therefore a key performance indicator that the Company's management uses to manage the business is the level of discretionary spending in key markets, specifically the United States and Japan. Other key performance measures used by the Company's management to run the business include:

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

         Five Star operates in the Home Improvement market, which has grown in recent years and for which the National Retail Hardware Association predicts average annual industry growth of approximately 5% for the next several years. Nonetheless, Five Star faces intense competition from large national distributors, smaller regional distributors, and manufacturers that bypass the distributor and sell directly to the retail outlet. The principal means of competition for Five Star are its strategically placed distribution centers and its extensive inventory of quality, name-brand products. In addition, Five Star's customers face stiff competition from Home Depot and Lowe's, which purchase directly from manufacturers. As a result of such competition, while the Home Improvement market has expanded significantly in recent years, Five Star's revenue has not increased at the same rate, and such revenue would have declined if Five Star had not entered into new geographic sales territories as described below. In spite of this, the independent retailers that are Five Star's customers remain a viable alternative to Home Depot and Lowe's, due to the shopping preferences of and the retailer's geographic convenience for some consumers.

         Five Star has continued to expand its sales territory with an addition of a sales force servicing the Mid-Atlantic States, and as far south as North Carolina, which has generated additional annual revenues of approximately $9 million since 2000. Five Star services this territory from its existing New Jersey warehouse, enabling Five Star to leverage its fixed costs over a broader revenue base. To further expand, Five Star will attempt to grow its revenue base in the Mid-Atlantic States, to acquire complementary distributors and to expand the distribution of its use of private-label products sold under the "Five Star" name. However, due to the spin-off, Five Star may have less financial resources at its disposal with which to support and grow the business, as National Patent Development will have a smaller market capitalization and less access to capital markets than GP Strategies.


Consolidated Results of Operations

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

         National Patent Development had losses before income taxes and minority interest of $3,111,000 for the year ended December 31, 2004 as compared to income before income taxes and minority interest of $383,000 for the year ended December 31, 2003. The decrease in profitability of $3,494,000 is primarily related to the following factors: (i) increased selling, general and administrative expenses of $1,695,000, partly due to higher allocation of expenses from GP Strategies, higher MXL selling, general and administrative expenses (ii) a loss on the write-down of the Illinois facility of $872,000 and
(iii) a decrease in investment and other income of $1,180,000, primarily due to an impairment loss due to a decline in market value considered other-than temporary of $1,081,000 on the National Patent Development investment in Millennium Cell stock, in addition to a net loss on sales of stock of Millennium Cell. The decrease was partially offset by a higher gross margin of $487,000 which increased in proportion with the increase in Five Star revenue.

         Sales. For the year ended December 31, 2004, sales increased by $6,525,000 from $103,698,000 for the year ended December 31, 2003 to $110,223,000, due to increased Five Star sales of $6,897,000. The increase was primarily a result of increased sales to Five Star's existing customer base. Sales to existing customers have increased mainly due to Five Star offering more product lines for the retailers to stock, as well as Five Star conducting small local trade shows for its customers to create additional sales. Sales were favorably affected by clement weather in the Northeast during the year ended December 31, 2004, causing an increase in home improvement projects.

         The decrease in MXL sales of $372,000 was a result of a decrease in sales from the Illinois and Lancaster facilities, primarily a result of market fluctuations on tool purchases, lower levels of purchases from several key customers and a discontinuance of a product line associated with diabetes treatment produced by one of MXL's most significant customers following the first quarter of 2003. The decreases were offset by increased sales from MXL's Massachusetts facility, which was purchased in September 2003.

         Gross margin. For the year ended December 31, 2004, gross margin increased by $487,000, or 2%, from $19,582,000, or 18.9% of sales, for the year ended December 31, 2003 to $20,069,000, or 18.2% of sales, due to an increase in Five Star gross margin, offset by a decrease in MXL gross margin.

         The increase of $1,671,000, or 9%, in Five Star gross margin dollars from $17,719,000 for the year ended December 31, 2003 to $19,389,000 for the year ended December 31, 2004 was the result of increased sales and increased gross margin percentage, offset in part by higher costs on purchases for the period. Five Star gross margin as a percentage of sales increased from 18.6 % for the year ended December 31, 2003 to 19.0% for the year ended December 31, 2004, mainly due to a favorable shift in the product mix sold, offset by an increase in warehousing costs. Five Star includes warehousing expenses as part of cost of goods sold.

         MXL gross margin of $680,000 or 8.3% of sales, for the year ended December 31, 2004 declined by $1,183,000, or 63%, from gross margin of $1,863,000, or 21.6% of sales, for the year ended December 31, 2003. The decrease in gross margin dollars and percentage is due to the following factors:
(i) the Massachusetts facility, which MXL has exited as of March 31, 2005, experienced higher levels of manufacturing overhead, (ii) the Illinois facility incurred certain cost associated with write-downs of inventory and equipment, and (iii) the Lancaster facility experienced an increase in raw material costs.

         Selling, general and administrative. For the year ended December 31, 2004, selling, general and administrative expenses increased by $1,695,000, or 9%, from $18,274,000 for the year ended December 31, 2003 to $19,969,000 partially due to increased allocations of GP Strategies corporate selling, general and administrative expenses of $906,000. Five Star's selling, general and administrative expenses increased by $494,000 primarily due to increased delivery expenses, salesmen commissions, medical expenses and legal and professional fees. MXL's selling, general and administrative expenses increased by $307,000 primarily due to increased salaries and employee benefits, as well as rent associated with MXL's Massachusetts facility.

         Loss on write-down of the Illinois facility. In the fourth quarter 2004, MXL began to explore the divestiture of its Illinois facility as a result of a decline in production volume for the Illinois division and taking into consideration MXL's diminished real estate needs. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, assets held for sale are reported at the lower of the carrying amount or fair value, less costs to sell. The Company recognized a charge of $872,000 to record the Illinois facility assets at fair value of $1,595,000, based upon the expected net proceeds from the sale of the Illinois facility.

         Investment (loss) and other income, net. National Patent Development incurred investment and other losses of $1,241,000 for the year ended December 31, 2004 mainly due an impairment loss due to a decline in market value considered other-than temporary of $1,081,000 on National Patent Development investment in Millennium Cell stock, as well as to a net loss of $131,000 on sales of Millennium and HEB stock, as compared to other loss of $61,000 for the year ended December 31, 2003, mainly due to a net loss on sales of Millennium and HEB stock.

         Income taxes. National Patent Development had an effective tax rate of 31.6% and 46% for the year ended December 31, 2004 and December 31, 2003, respectively. The rate was primarily due to operating losses of MXL unable to be utilized on a stand-alone basis in 2004, non-deductible expenses and impairment and realized losses for equity investments for which no benefit had been provided.

Year Ended December 31, 2003 compared to Year Ended December 31, 2002

         National Patent Development had income before income taxes and minority interest of $383,000 for the year ended December 31, 2003 as compared to income before income taxes and minority interest of $292,000 for the year ended December 31, 2002. The increase in profitability of $91,000 is primarily related to an increase in operating profit of $2,068,000 from the consolidation of Five Star following the Five Star Majority Ownership. The increase in profitability was partially offset by the following factors: (i) increased interest expense of $656,000 mainly due to the consolidation of Five Star following the Five Star Majority Ownership, (ii) a decrease in income from equity investee and investment income of $509,000, from a gain of $448,000 mainly due to Five Star income from equity investee, to a loss of $61,000 mainly due to a net loss on sales of Millennium and HEB stock and (iii) a decrease in operating profit at MXL of $460,000, due to lower sales and increased selling, general and administrative expenses.

         Sales. For the year ended December 31, 2003, sales increased by $93,702,000 from $9,996,000 for the year ended December 31, 2002 to $103,698,000 mainly due to the consolidation of Five Star's revenue of $95,085,000 into National Patent Development's financial statements as a result of the Five Star Majority Ownership. Five Star's revenue was essentially flat from 2002, increasing by approximately $9 million due to Five Star's expansion of its sales territory with an addition of a sales force servicing the Mid-Atlantic States, offset by a loss in revenue of approximately $8 million from its existing customer base concentrated in the Northeast. The decrease in MXL's revenue of $1,383,000 was primarily due to a discontinuance of a product line associated with diabetes treatment produced by one of MXL's most significant customers, which accounted for a loss in revenue of $1,196,000. The remainder of the decline was due to less significant losses in revenue from MXL's other top ten customers, mainly due to a decline in the overall economy, which caused a reduction in discretionary spending for high-end products which MXL manufactures.

         Gross margin. For the year ended December 31, 2003, gross margin increased by $17,483,000 from $2,099,000 for the year ended December 31, 2002 to $19,582,000 mainly due to the consolidation of Five Star gross margin of $17,719,000 into National Patent Development's financial statements as a result of the Five Star Majority Ownership. Five Star's gross margin increased by $1,106,000 from 2002 mainly due to increased revenue and a reduction in cost of goods sold, mainly due to improved purchasing efficiencies from Five Star's vendors. The purchasing efficiencies, including quantity and other discounts, were the primary reason for the increase in gross margin percentage from 17.6% in 2002 to 18.6% in 2003. The increase in Five Star gross margin was partially offset by increased warehousing costs, with increases in payroll and related expenses, rent and utilities, and repairs and maintenance expenses. The increase in gross margin was offset by a decrease in MXL's gross margin of $236,000, mainly due to the decline in MXL revenue. MXL's gross margin percentage rose slightly from 21% in 2002 to 21.6% in 2003 due to the discontinued product line which traditionally caused lower gross margin percentages to MXL.

         Selling, general and administrative. For the year ended December 31, 2003, selling, general and administrative expenses increased by $16,227,000 from $2,047,000 for the year ended December 31, 2002 to $18,274,000 mainly due to the consolidation of Five Star's selling, general and administrative expenses of $15,598,000 into National Patent Development's financial statements as a result of the Five Star Majority Ownership. Five Star's selling, general and administrative expenses increased by $933,000 from 2002 due to increases in salary and bonuses, sales personnel and expenses incurred for business development, sales territory expansion and computer system upgrades. Corporate selling, general and administrative expenses increased by $445,000, mainly due to increased allocations of GP Strategies corporate selling, general and administrative expenses. MXL's selling, general and administrative expenses increased by $184,000 primarily due to increases in employee benefits, bad debt expense, general insurance and rent.

         Investment (loss) and other income, net and income (loss) related to equity investee. For the year ended December 31, 2003, National Patent Development had zero income related to equity investee due to the consolidation of Five Star into National Patent Development's financial statements as a result of the Five Star Majority Ownership, as compared to income related to equity investee of $439,000 for the year ended December 31, 2002. In addition, National Patent Development incurred investment and other losses of $61,000 in 2003 mainly due to a net loss on sales of Millennium and HEB stock, a decrease of $70,000 from investment income of $9,000 in 2002.

         Income taxes. National Patent Development had an effective tax rate of 46.0% and 49.7% for the years ended December 31, 2003 and December 31, 2002, respectively. The rate was primarily due to state and local taxes, non-deductible expenses and impairment and realized losses for equity investments for which no benefit had been provided.

Liquidity and Capital Resources

         At December 31, 2004, National Patent Development had cash and cash equivalents totaling $2,087,000, 964,771 shares of common stock of Millennium Cell with a market value of $1,235,000 and a receivable from GP Strategies of $5,000,000, which was collected in January 2005. National Patent Development believes the aforementioned resources, together with the cash received from the sale of other assets, will be sufficient to fund the working capital and other requirements of National Patent Development for at least the next twelve months. From time to time National Patent Development may attempt to raise capital with potential equity financings, although no such equity financings are currently anticipated.

         For the year ended December 31, 2004, National Patent Development's working capital increased by $3,463,000 to $14,028,000 from $10,565,000 as of December 31, 2003. The working capital increase was primarily a result of capital contributions from GP Strategies; offset by a net loss for the period, additions to property, plant and equipment, and repayment of long term debt.

         The increase in cash and cash equivalents of $1,485,000 for the year ended December 31, 2004 resulted from net cash used in operations of $641,000; cash used in investing activities of $1,542,000, consisting of additions to property, plant and equipment of $458,000, acquisition of minority interest in Five Star Products pursuant to the tender offer of $657,000 and additions to investments of $1,590,000, offset by proceeds on sale of investments of $1,013,000 and cash repayment of the receivable from GPS of $150,000; and cash provided by financing activities of $3,668,000, consisting of capital contributions from GPS of $1,951,000, proceeds of borrowings of $3,139,000, offset by repayments of long-term debt of $414,000 and distributions to GP Strategies of $1,008,000.

         On March 8, 2001, MXL entered into a loan in the amount of $1,680,000, secured by a mortgage covering the real estate and fixtures on its property in Pennsylvania. At December 31, 2004, $1,305,000 of such loan was outstanding. The loan requires monthly repayments of $8,333 plus interest at 2.5% above the one month LIBOR rate and matures on March 8, 2011, when the remaining amount outstanding of approximately $680,000 is due in full. The loan is guaranteed by GP Strategies. The proceeds of the loan were used to repay a portion of the GP Strategies' short-term borrowings under its prior credit agreement.

         On July 3, 2001, MXL entered into a loan in the amount of $1,250,000, secured by a mortgage covering the real estate and fixtures on its property in Illinois. At December 31, 2004, $1,155,000 of such loan was outstanding. The loan requires monthly payments of principal and interest in the amount of $11,046 with interest at a fixed rate of 8.75% per annum, and matures on June 26, 2006, when the remaining amount outstanding of approximately $1,100,000 is due in full. The loan is guaranteed by GP Strategies. The proceeds of the loan were used to repay a portion of the GP Strategies' short-term borrowings under its prior credit agreement. As of December 31, 2004, the mortgage has been classified separately in the balance sheet as a current liability, as a result of the classification of the Illinois property as held for sale.

         On September 15, 2003, MXL purchased machinery, equipment and inventory from AOtec, located in the Massachusetts area, for a purchase price of $1,100,000, subject to adjustment. On August 1, 2003, MXL paid $100,000 of the purchase price and issued three notes, in the amounts of $450,000, $275,000 and

$275,000, due October 1, 2003, August 5, 2004 and August 5, 2005, respectively (collectively, the "AOtec Notes"). The AOtec Notes bear interest on the unpaid principal amount at the rate of 4% per annum. On October 1, 2003, MXL borrowed $700,000, or the AOtec Debt, from a bank to finance the purchase price and used the proceeds to pay the $450,000 Note. The AOtec Debt is payable monthly for three-years and is secured by the machinery and equipment purchased from AOtec. GP Strategies guaranteed the AOtec Debt. MXL is currently negotiating a reduction in the amounts due under the AOtec Notes with maturity dates of August 5, 2004 and 2005, resulting from a dispute over the purchase price. According to the contract of sale, the payments due pursuant to the AOtec Notes were subject to an offset and withholding by MXL. The parties are attempting to resolve this matter; however there is no guarantee that MXL will successfully negotiate the reduction of the AOtec notes. The AOtec Notes, which amount to $550,000 in the aggregate following a repayment of $450,000 of the AOtec Notes in October 2003, are included in short-term borrowings in the consolidated December 31, 2004 balance sheet.

         On June 20, 2003, Five Star obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on May 28, 2004, provides for a $28,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 55% of eligible inventory and 80% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 2% (4.28% at December 31, 2004) for borrowings not to exceed $15,000,000 and the prime rate (5.25% at December 31, 2004) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At December 31, 2004, approximately $18,234,000 was outstanding under the Loan Agreement and approximately $434,000 was available to be borrowed.

         In March 2005, Five Star amended the Loan Agreement to allow it to increase the maximum amount that can be borrowed under the revolving credit facility to $30,000,000 through June 30, 2005; reverting back to a maximum of $28,000,000 on July 1, 2005.

         In connection with the Loan Agreement, Five Star also entered into a derivative transaction with the Lender on June 20, 2003. The derivative transaction is an interest rate swap and has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%.

         On June 17, 2004, Five Star has also entered into a derivative interest rate collar transaction during the period from July 1, 2004 through June 30, 2008 on notional principal of $12,000,000. The transaction consists of an interest rate floor of 2.25%, whereas if LIBOR is below 2.25%, the Lender will pay to Five Star the difference between LIBOR and 2.25%, on the same notional principal amount. The transaction also consists of an interest rate cap of 5.75%, whereas if LIBOR is above 5.75%, Five Star will pay to the Lender the difference between LIBOR and 5.75%, on the same notional principal amount.

         As of December 31, 2003 MXL provided security for General Physics' Financing and Security Agreement. The Financing and Security Agreement provides for a maximum outstanding balance of $25 million and was secured by certain of the assets of General Physics and the accounts receivable of MXL. The Financing and Security Agreement is also guaranteed by GP Strategies. MXL provided a limited guaranty up to the value of its account receivable collateral securing the Financing and Security Agreement. For the continuation of the bank's security interest in MXL's accounts receivable and the continuation of its limited guarantee after the spin-off, General Physics paid MXL a guarantee fee of 2% of the value of the borrowing base collateral attributable to MXL, calculated monthly. At General Physics' option, General Physics could eliminate MXL's accounts receivable from the borrowing base under the Financing and Security Agreement, provided that General Physics made a mandatory prepayment under the Financing and Security Agreement to eliminate any borrowing base deficiency. At such point, all obligations of MXL relating to the Financing and Security Agreement terminated, MXL's limited guaranty of the Financing and Security Agreement became void, and General Physics was no longer required to pay to MXL the guarantee fee. In March 2004 General Physics eliminated MXL's accounts receivable from the borrowing base, no mandatory prepayment was required by General Physics, and the guarantee fee was eliminated.

         Pursuant to a Note and Warrant Purchase Agreement dated August 8, 2003, GP Strategies issued and sold to four Gabelli funds $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the "Notes") and 937,500 warrants ("GP Warrants"), each entitling the holder thereof to purchase (subject to adjustment) one share of GP Strategies' common stock. The aggregate purchase price for the Notes and GP Warrants was $7,500,000. GP Strategies agreed to allocate to National Patent Development $1,875,000 of the $7,500,000 received for the Notes and Warrants (the "Gabelli Allocation"). National Patent Development received the funds pursuant to the Gabelli Allocation prior to the spin-off.

         The Notes are secured by a non-recourse mortgage on the property located in Pawling, New York (the "Property") which was transferred to MXL. MXL has no liability for repayment of the Notes or any other obligations of GP Strategies under the Note and Warrant Purchase Agreement (other than foreclosure on such property). If there is a foreclosure on the mortgage for payment of the Notes, GP Strategies has agreed to indemnify MXL for loss of the value of the Property.

         The Note and Warrant Purchase Agreement provided that, on completion of the spin-off, National Patent Development would issue warrants ("National Patent Development Warrants") to the holders of the GP Warrants. The National Patent Development Warrants entitle the holders to purchase, in the aggregate, a number of shares of National Patent Development common stock equal to 8% of the number of shares of such stock outstanding at completion of the spin-off. An aggregate of 1,423,887 National Patent Development Warrants were issued to the holders of the GP Warrants on December 4, 2004, and allocated among them pro-rata based on the respective number of GP Warrants held by them on such date.

         The exercise price of the National Patent Development Warrants is $3.57, which represents 160% of the average closing price of the National Patent Development common stock over the 20 consecutive trading days commencing on the record date of the spin-off. The National Patent Development Warrants are exercisable at any time through August 2008. The National Patent Development Warrants will have anti-dilution provisions similar to those of the GP Warrants. National Patent Development has agreed to provide the holders of the National Patent Development Warrants with registration rights similar to those provided by GP Strategies to the holders of the GP Warrants.

         GP Strategies has guaranteed the leases for Five Star's New Jersey and Connecticut warehouses, totaling approximately $1,589,000 per year through the first quarter of 2007. GP Strategies' guarantee of such leases was in effect when Five Star was a wholly-owned subsidiary of GP Strategies. In 1998, GP Strategies sold substantially all of the operating assets of the Five Star business to the predecessor corporation of Five Star. As part of this transaction, the landlord of the New Jersey and Connecticut facilities and the lessor of the equipment did not consent to the release of GP Strategies' guarantee.

         On March 1, 2005, MXL obtained a Line of Credit Loan (the "MXL Line") from M&T Bank with a one year term, maturing on March 1, 2006. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL's eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%. The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly. National Patent Development has guaranteed the MXL Line.

Contractual Obligations and Commitments

         The following table summarizes operating lease commitments and employment agreements as of December 31, 2004 (in thousands):


                                                                     Payments due in
                                             2005        2006-2007     2008-2009      After 2009        Total
                                             ----        ---------     ---------      ----------        -----

Operating lease commitments                    2,267         2,955            340             -            5,562
Employment agreements                            938           150              -             -            1,088
                                             -------      --------    -----------       -------          -------

Total                                        $ 3,205       $ 3,105           $340       $     -           $6,650


Management discussion of critical accounting policies

         The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

         Certain of our accounting policies require higher degrees of judgment than others in their application. These include valuation of accounts receivable, accounting for investments, and impairment of long-lived assets which are summarized below. In addition, Note 2 to the Consolidated Financial Statements, includes further discussion of our significant accounting policies.

Revenue recognition

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

Valuation of accounts receivable

         Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks. Measurement of such losses requires consideration of National Patent Development's historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions. The allowance for doubtful accounts as a percentage of total gross trade receivables was 2.6% and 6.3% at December 31, 2004 and December 31, 2003, respectively.

Impairment of long-lived tangible assets

         Impairment of long-lived tangible assets with finite lives results in a charge to operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived tangible assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by determining the amount by which the carrying amount of the assets exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost of sale.

         The measurement of the future net cash flows to be generated is subject to management's reasonable expectations with respect to National Patent Development's future operations and future economic conditions which may affect those cash flows.

         As of December 31, 2004, National Patent Development holds undeveloped land in Pawling, New York with a carrying amount of approximately $2.5 million and in East Killingly, Connecticut with a carrying amount of approximately $0.4 million, which management believes is less than its fair value, less cost of sale.

Accounting for investments

         National Patent Development's investment in marketable securities are classified as available-for-sale and recorded at their market value with unrealized gains and losses recorded as a separate component of stockholders' equity. A decline in market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment loss, which is charged to earnings. National Patent Development has recorded an impairment loss of $1,081,000 in 2004 on its marketable security investment in Millennium Cell. Management determined the loss to be other than a temporary decline.

         On October 8, 2003 National Patent Development acquired additional shares of Five Star, bringing its ownership to 54%. Five Star is consolidated into National Patent Development's consolidated financial statements and is no longer accounted for as an equity investment effective as of that date.

         Determination of whether an investment is impaired and whether an impairment is other than temporary requires management to evaluate evidence as to whether an investment's carrying amount is recoverable within a reasonable period of time considering factors which include the length of time that an investment's market value is below its carrying amount and the ability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

         On October 17, 2003, National Patent Development received GP Strategies' shares of Valera Pharmaceuticals pursuant to the Repayment and recorded such shares at zero representing their carrying amount to GP Strategies after reflecting Valera losses. National Patent Development currently owns 100% of Valera's common stock and 2,068,966 shares of the Series B convertible preferred stock (a17.7% ownership interest, assuming conversion of Valera outstanding preferred stock and exercise of stock options held by employees of Valera) but no longer has financial and operating control of Valera. As a condition of a private placement of preferred stock in December 2001, GP Strategies contractually gave up operating control over Valera through an Investors Rights Agreement. National Patent Development accounts for its investment in Valera's Series B convertible preferred stock under the cost method.

Recent accounting pronouncements

         During December 2004, the Financial Accounting Standards Board ("FASB") issued a new standard entitled Statement of Financial Accounting Standards ("SFAS") 123R, Share-Based Payment, which would revise SFAS No. 123, Accounting for Stock Based Compensation, and amend SFAS No. 95, Statement of Cash Flows. Among other items, the new standard would require the expensing, in the financial statements, of stock options issued by the Company. The new standard will be effective July 1, 2005, for calendar year companies. The Company is currently evaluating the method of adoption of SFAS No. 123R, including the valuation methods and assumptions that underlie the valuation of the awards. As permitted under SFAS No. 123 the Company currently accounts for share-based payments to employees using Accounting Principles Board ("APB") Opinion No. 25 intrinsic value method, and as such, recognizes no compensation cost for employee stock options. Accordingly the adoption of SFAS No. 123R fair value method could have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time, because it will depend on levels of share-based payments in the future. However had the Company adopted SFAS No. 123R in prior periods, the impact of that statement would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share shown in Note 2 under "Stock based compensation"

       In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment to ARB No. 43, Chapter 4 (FAS 151). FAS 151 amends Accounting Research Bulleting No. 43, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges. In addition, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The Company is required to adopt FAS 151 beginning January 1, 2006. The Company is currently assessing the impact that FAS 151 will have on its results of operations, financial position or cash flows.

Item 7a:      Quantitative and Qualitative Disclosures About Market Risk

         National Patent Development is exposed to the impact of interest rate, market risks and currency fluctuations. In the normal course of business, National Patent Development employs internal processes to manage its exposure to interest rate, market risks and currency fluctuations. National Patent Development's objective in managing its interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. National Patent Development is exposed to the impact of currency fluctuations because of its sales to customers in foreign countries.

         As of December 31, 2004, the Company had approximately $7.5 million of variable rate borrowings. The Company estimates that for every 1% fluctuation in general interest rates, assuming debt levels at December 31, 2004, interest expense would vary by $75,000.

         Five Star is a party to an interest rate swap agreement designated as a cash flow hedge whereby changes in the cash flows of the swap will offset changes in the interest rate payments on Five Star's variable-rate revolving loan, thereby reducing Five Star's exposure to fluctuations in LIBOR. Changes in the fair value of the interest rate swap are recognized in accumulated other comprehensive income, net of income taxes.

         Effective July 1, 2004 through June 30, 2008, Five Star will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%.

         On June 17, 2004, Five Star has also entered into a derivative interest rate collar transaction during the period from July 1, 2004 through June 30, 2008 on notional principal of $12,000,000. The transaction consists of an interest rate floor of 2.25%, whereas if LIBOR is below 2.25%, the Lender will pay to Five Star the difference between LIBOR and 2.25%, on the same notional principal amount. The transaction also consists of an interest rate cap of 5.75%, whereas if LIBOR is above 5.75%, Five Star will pay to the Lender the difference between LIBOR and 5.75%, on the same notional principal amount.

   INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS


   National Patent Development Corporation
                                                                            Page

   Report of Independent Registered Public Accounting Firm                   35

   Consolidated Statements of Operations - Years ended December 31,
   2004, 2003 and 2002                                                       36

   Consolidated Statements of Comprehensive Income (Loss) - Years
   ended December 31, 2004, 2003 and 2002                                    36

   Consolidated Balance Sheets - December 31, 2004 and 2003                  37

   Consolidated Statements of Cash Flows - Years ended December 31,
   2004, 2003 and 2002                                                       38

   Consolidated Statements of Changes in Stockholders' Equity - Years
   ended December 31, 2004, 2003 and 2002                                    40

   Notes to Consolidated Financial Statements                                42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders of
National Patent Development Corporation:

We have audited the accompanying consolidated balance sheets of National Patent Development Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, comprehensive loss, cash flows and stockholders' equity for each of the years in the three year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Patent Development Corporation and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2004, in conformity with accounting principles generally accepted in the Unites States of America.






EISNER LLP
New York, New York
March 22, 2005

                     NATIONAL PATENT DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                     Year Ended December 31,
                                                                 2004            2003          2002
   ----------------------------------------------------- ---------------- --------------- ---------------

   Sales                                                     $110,223         $103,698       $  9,996
   Cost of sales                                               90,154           84,116          7,897
   ----------------------------------------------------- ---------------- --------------- ---------------
   Gross margin                                                20,069           19,582          2,099
   ----------------------------------------------------- ---------------- --------------- ---------------
   Selling, general and administrative expenses               (19,969)         (18,274)        (2,047)
   Loss on write-down of Illinois property                       (872)               -              -
   Income related to equity investee                                -                -            439
   ----------------------------------------------------- ---------------- --------------- ---------------
   Operating  profit (loss)                                      (772)           1,308            491
   ----------------------------------------------------- ---------------- --------------- ---------------
   Interest expense                                            (1,098)            (864)          (208)
   Investment and other income (loss)                          (1,241)             (61)             9
   ----------------------------------------------------- ---------------- --------------- ---------------
   Income (loss) before income taxes                           (3,111)             383            292
   and minority interest
   ----------------------------------------------------- ---------------- --------------- ---------------
   Income tax expense                                             982              176            145
   ----------------------------------------------------- ---------------- --------------- ---------------
   Income (loss) before minority interest                      (4,093)             207            147
   ----------------------------------------------------- ---------------- --------------- ---------------
   Minority interest                                             (436)            (311)
   ----------------------------------------------------- ---------------- --------------- ---------------
   Net  income (loss)                                          (4,529)        $   (104)       $   147
   ----------------------------------------------------- ---------------- --------------- ---------------
   Net income (loss) per share
   Basic and diluted                                         $   (.25)          $    (.01)   $    .01


                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                 (in thousands)

                                                                          Year Ended December 31,
                                                                        2004           2003           2002
   ------------------------------------------------------------ --------------- -------------- -------------
   ------------------------------------------------------------ --------------- -------------- -------------

   Net income (loss)                                                $ (4,529)        $  (104)       $  147
   Other comprehensive income (loss), before tax:
   Net unrealized loss on available-for-sale-securities
                                                                      (1,067)           (902)         (833)
   Reclassification adjustment for loss on securities sold
   included in net loss                                                  173               -             -
   Reclassification adjustment for impairment loss on
   securities included in net loss                                     1,081               -             -
   Net unrealized gain on interest rate swap, net of minority
   interest                                                               31              43
   ------------------------------------------------------------ --------------- -------------- -------------
   ------------------------------------------------------------ --------------- -------------- -------------
   Comprehensive loss before tax                                      (4,311)           (963)         (686)
   ------------------------------------------------------------ --------------- -------------- -------------
   ------------------------------------------------------------ --------------- -------------- -------------
   Income tax benefit (expense) related to  items of other
   comprehensive loss                                                    (19)            116           325
   ------------------------------------------------------------ --------------- -------------- -------------
   ------------------------------------------------------------ --------------- -------------- -------------
   Comprehensive loss                                                $(4,330)          $(847)       $ (361)
   ------------------------------------------------------------ --------------- -------------- -------------


          See accompanying notes to consolidated financial statements.

                     NATIONAL PATENT DEVELOPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                        December 31,
                                                                              2004               2003
--------------------------------------------------------------------------- ------------------ ------------------
--------------------------------------------------------------------------- ------------------ ------------------
Assets
Current assets
Cash and cash equivalents                                                $     2,087        $       602
Accounts and other receivables, less allowance
 for doubtful accounts of $306 and $739                                       11,410             11,082
Inventories                                                                   30,698             28,300
Receivable from GP Strategies Corporation                                      5,000                709
Deferred tax asset                                                               172                 80
Prepaid expenses and other current assets                                        358                845
Property held for sale                                                         1,595
--------------------------------------------------------------------------- ------------------ ------------------
--------------------------------------------------------------------------- ------------------ ------------------
Total current assets                                                           51,320            41,618
--------------------------------------------------------------------------- ------------------ ------------------
--------------------------------------------------------------------------- ------------------ ------------------
Marketable securities available for sale                                        1,416             2,981
Investment in Valera                                                            1,590              -
Property, plant and equipment, net                                              2,876             5,725
Goodwill                                                                          182               182
Other assets                                                                    3,090             3,132
--------------------------------------------------------------------------- ------------------ ------------------
--------------------------------------------------------------------------- ------------------ ------------------
Total assets                                                                  $60,474           $53,638
--------------------------------------------------------------------------- ------------------ ------------------

Liabilities and stockholders' equity
Current liabilities
Current maturities of long-term debt                                      $     1,967         $     389
Short term borrowings                                                          18,784            16,960
Accounts payable and accrued expenses                                          15,386            13,704
Mortgage collateralized by property held for sale                              1,155
--------------------------------------------------------------------------- ------------------ ------------------
--------------------------------------------------------------------------- ------------------ ------------------
Total current liabilities                                                      37,292             31,053
--------------------------------------------------------------------------- ------------------ ------------------
--------------------------------------------------------------------------- ------------------ ------------------
Long-term debt less current maturities                                          1,395              3,203
Deferred tax liability                                                            239                102
Interest rate collar, at market                                                    19                 -

Minority interest                                                               1,769              2,044

Stockholders' equity
Preferred stock, par value $0.01 per share
  authorized 10,000,000 shares; issued none                                     -                  -
Common stock, par value $0.01 per share
  authorized 30,000,000 shares; issued 17,798,585 shares                          178                178
Additional paid-in capital                                                     24,761             17,946
Accumulated deficit                                                            (4,843)              (353)
Accumulated other comprehensive loss                                             (336)              (535)
--------------------------------------------------------------------------- ------------------ ------------------
--------------------------------------------------------------------------- ------------------ ------------------
Total stockholders' equity                                                      19,760             17,236
--------------------------------------------------------------------------- ------------------ ------------------
--------------------------------------------------------------------------- ------------------ ------------------
                                                                               $60,474            $53,638
--------------------------------------------------------------------------- ------------------ ------------------

          See accompanying notes to consolidated financial statements.

                     NATIONAL PATENT DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                 Year ended December 31,
                                                                             2004          2003          2002
     ------------------------------------------------------------------- ------------- ------------- -------------
     ------------------------------------------------------------------- ------------- ------------- -------------
     Cash flows from operations:
     Net income (loss)                                                    $(4,529)        $(104)         $147
     Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
     Depreciation and amortization                                            726           593           510
     Minority Interest                                                        436            48             -
     Income related to equity investee, prior to acquiring a
     controlling financial interest                                             -          (256)          (55)
     Net loss on marketable securities                                        131            36             -
     Impairment charge on securities                                        1,081
     Loss on write-off of equipment                                            83             -             -
     Loss on write-down of Illinois property                                  872             -             -
     Deferred income taxes                                                     53          (296)           77
     Allocation of expenses and taxes from GP Strategies                    1,470         1,150           593
     Changes in other operating items:
        Accounts and other receivables                                       (328)        4,730          (293)
        Inventories                                                        (2,398)       (6,348)          354
        Prepaid expenses and other assets                                      80           225           (69)
        Accounts payable and accrued expenses                               1,682         2,917           147
     ------------------------------------------------------------------- ------------- ------------- -------------
     Net cash provided by (used in) operations                               (641)        2,695        $1,411
     ------------------------------------------------------------------- ------------- ------------- -------------
     Cash flows from investing activities:
     Additions to property, plant and equipment, net                         (458)         (525)        $(368)
     Proceeds from sales of fixed assets                                        -           203             -
     Proceeds from sale of investments                                      1,013           521             -
     Advances to GP Strategies                                               (882)       (1,310)         (400)
     Repayment of receivable from GP Strategies                             1,032             -             -
     Additions to investments                                              (1,590)            -             -
     Payments for acquisition of AOtec assets, net of
        cash ($6) acquired in Five Star acquisition                             -          (544)            -
     Acquisition of minority interest in Five Star Products pursuant
     to the tender offer                                                     (657)            -             -
     Repayment of note from Five Star Products                                  -         1,000             -
     Recovery of investment in Five Star Products                               -           475            33
     ------------------------------------------------------------------- ------------- ------------- -------------
     Net cash used in investing activities                                 (1,542)         (180)        $(735)
     ------------------------------------------------------------------- ------------- ------------- -------------


          See accompanying notes to consolidated financial statements.

                 NATIONAL PATENT DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Year ended December 31,
                                                                             2004          2003           2002
     ------------------------------------------------------------------- ------------- -------------- ------------
     ------------------------------------------------------------------- ------------- -------------- ------------
     Cash flows from financing activities:
     Distributions to GP Strategies                                         (1,008)       (1,985)         (360)
     Contribution from GP Strategies                                         1,951             -             -
     Proceeds from issuance of long-term debt                                1,590           700             -
     Proceeds from (repayment of)
     short-term borrowings                                                   1,549          (932)            -
     Repayment of long-term debt                                              (414)         (258)         (290)
     ------------------------------------------------------------------- ------------- -------------- ------------
     ------------------------------------------------------------------- ------------- -------------- ------------
     Net cash (used in) provided by financing activities                     3,668        (2,475)         (650)
     ------------------------------------------------------------------- ------------- -------------- ------------
     ------------------------------------------------------------------- ------------- -------------- ------------
     Net increase in cash and cash equivalents                               1,485            40            26
     Cash and cash equivalents at beginning of period                          602           562           536
     ------------------------------------------------------------------- ------------- -------------- ------------
     Cash and cash equivalents at end of period                             $2,087          $602          $562
     ------------------------------------------------------------------- ------------- -------------- ------------

     Supplemental disclosures of cash flow information:

     Cash paid during the period for:
     Interest                                                              $ 1,190         $ 398         $ 208
     Income taxes                                                              524           201             2

     Non-cash investing activities:
     Conversion of Five Star Products Note Receivable
      into common stock of Five Star Products                                                500           500
     Repayment of receivable from GP Strategies
     with marketable and other securities                                                 10,000
     Contribution of HEB shares from GP Strategies                                           550

     Non-cash financing activities:
     Capital contribution receivable from GP Strategies                      5,000

     Purchase of certain assets from AOtec:
        Fixed assets                                                                        $900
        Inventory                                                                            350
        Accrued expenses                                                                    (150)
        Issuance of notes (exclusive of $450,000 note
        paid in 2003)                                                                       (550)
                                                                                          ------
        Cash paid                                                                        $   550
                                                                                         =======



          See accompanying notes to consolidated financial statements.

                     NATIONAL PATENT DEVELOPMENT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
                                 (in thousands)

                                                                                                   Accumulated
                                                   Common         Additional      Retained            other               Total
                                                   Stock           paid-in        earnings        comprehensive       stockholders'
                                                 $(.01 Par)        capital        (deficit)       income (loss)           equity
----------------------------------------------- ------------- ------------------- ------------- ------------------- ----------------
Balance at December 31, 2001                           $178           $18,432         $6,699            $716             $26,025
----------------------------------------------- ------------- ------------------- ------------- ------------------- ----------------
Net unrealized loss on available
   for sale securities, net of tax                                                                      (508)               (508)
Net income                                                                               147                                 147
Allocation of expenses from
   GP Strategies                                                           81                                                 81
Reclassification (a)                                                      168           (168)
Income tax provision deemed
   contributed by GP Strategies                                            66                                                 66
Distributions to GP Strategies                                           (360)                                              (360)
----------------------------------------------- ------------- ------------------- ------------- ------------------- ----------------
Balance at December 31, 2002                           $178           $18,387         $6,678            $208             $25,451
----------------------------------------------- ------------- ------------------- ------------- ------------------- ----------------
Net unrealized loss on available
   for sale securities, net of tax                                                                      (769)                (769)
Net unrealized gain on interest rate
   swap, net of tax and minority
   interest                                                                                               26                   26
Net loss                                                                                 (104)                               (104)
Allocation of expenses from GP
   Strategies                                                             449                                                 449
Reclassification (a)                                                      427            (427)
Balance of receivable from GP Strategies in
  excess of carryover basis of assets received
  in repayment                                                                         (6,500)                             (6,500)
Income tax benefit deemed
  distributed to GP Strategies                                            (16)                                                (16)
Capital contribution by GP
  Strategies                                                              550                                                 550
Distributions to GP Strategies                                         (1,985)                                             (1,985)
Other                                                                     134                                                 134
----------------------------------------------- ------------- ------------------- ------------- ------------------- ----------------
Balance at December 31, 2003                           $178           $17,946           $(353)         $(535)             $17,236
----------------------------------------------- ------------- ------------------- ------------- ------------------- ----------------


(a) Principally represents net income (loss) attributable to non-core assets not operated as separate entities.

          See accompanying notes to consolidated financial statements.

                                                                    (Continued)
                     NATIONAL PATENT DEVELOPMENT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
                                 (in thousands)

                                                                                                     Accumulated
                                                 Common         Additional                              other             Total
                                                  Stock           paid-in         Accumulated       comprehensive      stockholders'
                                               $(.01 Par)         capital           deficit         income (loss)         equity
-------------------------------------------- ---------------- ---------------- ------------------ ------------------- --------------
Balance at December 31, 2003                          $178          $17,946          $(353)               $(535)            $17,236
-------------------------------------------- ---------------- ---------------- ------------------ ------------------- --------------

Net unrealized loss on available
   for sale securities                                                                                   (1,067)             (1,067)
Reclassification adjustment for

   loss on securities sold included
   in net loss, net of tax                                                                                  173                 173
Net unrealized gain on interest
   rate swap, net of tax
   and minority interest                                                                                     12                  12
Reclassification adjustment for
   impairment loss on securities
   included in net loss                                                                                   1,081               1,081
Net loss                                                                            (4,529)                                  (4,529)
Allocation of expenses
   from GP Strategies                                                   911                                                     911
Reclassification (a)                                                    (39)            39                                        -
Distributions to GP Strategies                                       (1,008)                                                 (1,008)
Contributions from GP Strategies                                      6,951                                                   6,951
-------------------------------------------- ---------------- ---------------- ------------------ ------------------- --------------
Balance at December 31, 2004                          $178          $24,761        $(4,843)               $(336)            $19,760
-------------------------------------------- ---------------- ---------------- ------------------ ------------------- --------------

(a) Principally represents net income (loss) attributable to non-core assets not operated as separate entities.


          See accompanying notes to consolidated financial statements.

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

1.       The Company and basis of presentation

National Patent Development Corporation ("National Patent Development" or the "Company") was incorporated on March 10, 1998 as a wholly-owned subsidiary of GP Strategies Corporation ("GPS" or "GP Strategies"). In July 2002, the Board of Directors of GPS approved a spin-off of certain of its non-core assets into National Patent Development and a pro-rata distribution (the "Distribution" or "spin-off") of 100% of the outstanding common stock of National Patent Development to the stockholders of GPS. On March 21, 2003, the Internal Revenue Service issued a favorable tax ruling which would enable the Distribution to be tax-free.

On February 12, 2004, National Patent Development was recapitalized whereby the authorized capital was changed to 10,000,000 shares of preferred stock and 30,000,000 shares of common stock. On July 30, 2004, GPS contributed the following non-core assets to National Patent Development in exchange for 17,769,919 shares of common stock:

 1.      100% of the outstanding common stock of MXL Industries, Inc. ("MXL").

 2. 9,133,417 common shares of Five Star Products, Inc. ("Five Star") (a publicly traded corporation) representing an approximately 64% ownership interest (see Notes 4 and 6).

 3. 293,271 common shares of Millennium Cell Inc. (a publicly traded corporation) (see Note 5).

 4. 1,067,900 common shares of Avenue Entertainment Group, Inc. (a publicly traded corporation) (see Note 5).

 5. 100% of the common stock of JL Distributors, Inc. whose sole asset is a $2,800,000 senior unsecured 8% note from Five Star due June 30, 2005, as amended (see Note 4).

 6. An option to acquire 500,000 shares of common stock (an approximate 4% interest) of Red Storm Scientific Inc., a privately held company (see
         Note 14(c)).

 7. Approximately 1,000 acres of undeveloped real property located in Pawling, New York (see Note 2).

 8. 100% of the common stock of Chestnut Hill Reservoir Company whose sole asset is certain undeveloped property located in East Killingly, Connecticut (see Note 2).

National Patent Development then transferred all of the above assets other than the MXL stock to MXL for additional MXL stock. Prior to the contribution, National Patent Development was inactive and had no operations.

In addition to the above, in 2004 GPS made a capital contribution to National Patent Development, which in turn transferred to MXL, $1,875,000 in cash, representing an allocation of the proceeds received by GPS when it issued and sold to four Gabelli funds $7,500,000 aggregate principal amount of 6%

Conditional Subordinated Notes due 2008 (see Note 16(b)). On July 30, 2004 GPS also agreed to make an additional capital contribution to National Patent Development out of certain proceeds of pending litigation and arbitration claims (see Note 15).

As a result of the contribution, the Company owns and operates the optical plastics business through its wholly-owned subsidiary, MXL, the home improvement distribution business through its partially owned subsidiary Five Star and also owns certain other non-core assets. GP Strategies continues to own and operate its wholly-owned subsidiary, General Physics Corporation, and retains a 58% interest in GSE Systems Inc. The separation of these businesses was accomplished through the Distribution on November 24, 2004 of 17,798,585 common shares of National Patent Development, representing 100% of the outstanding common stock of National Patent Development to the stockholders of GPS on the record date of November 18, 2004 on the basis of one share of National Patent Development common stock for each share of GP Strategies common stock or Class B capital stock owned. The shares distributed reflect 28,666 additional common shares issued by National Patent Development to GPS in connection with the exchange based on an increase in outstanding common stock of GPS between the date of the exchange and the record date.

The contribution of assets from GPS to the Company represents a transfer of assets between entities under common control and accordingly has been accounted for at the carryover basis to GPS of the transferred assets as if the transfer occurred at the beginning of the periods presented. Accordingly, the accompanying consolidated financial statements present the historical results of operations, cash flows, assets, liabilities and changes in stockholders' equity of MXL combined with the non-core assets and their effect on results of operations and cash flows for the periods presented. Commencing in 2003, as a result of the acquisition of a controlling financial interest in Five Star, its accounts have been consolidated in the accompanying financial statements as described below. In 2002, the investment in Five Star was accounted for by the equity method. Results of operations reflect charges for allocations of corporate expense incurred by GPS (see Note 14(a)). All significant intercompany balances and transactions have been eliminated. Reference to National Patent Development or the Company in the notes refers to MXL, Five Star and the non-core assets contributed to National Patent Development.

On October 8, 2003, GPS exchanged $500,000 principal amount of the $3,500,000 Senior Unsecured 8% Note due June 30, 2005, as amended, of Five Star for 2,000,000 shares of Five Star common stock, increasing GPS's ownership in Five Star from approximately 48% to approximately 54% of the then outstanding Five Star common stock and obtained a controlling financial interest. As a result, commencing as of such date the accounts of Five Star have been consolidated in the Company's financial statements. As permitted by Accounting Research Bulletin No. 51 "Consolidated Financial Statements", Five Star's results of operations are included in the 2003 consolidated statement of operations as though a controlling financial interest had been acquired by the Company at the beginning of such year and, accordingly, Five Star's sales, cost of sales and expenses are included for the twelve months ended December 31, 2003. Minority interest in earnings includes, in addition to the 46% interest in Five Star not owned by the Company, pre acquisition earnings attributable to the acquired 6% interest. This method presents results which are more indicative of the current status of the Company, and facilitates future comparison with subsequent years. The minority interest balance as of December 31, 2004 and December 31, 2003 reflected in the consolidated balance sheets is comprised of the 36 percent (after completion of the tender offer described in Note 6) and the 46 percent minority share in Five Star which the Company did not own, respectively.

The Company owns 100% of the common stock and 2,068,966 shares of Series B convertible preferred stock of Valera Pharmaceuticals, Inc. ("Valera") (which amounts to a 17.7% ownership interest assuming conversion of Valera outstanding preferred stock and exercise of stock options held by employees of Valera); however, it no longer has financial and operating control of the entity. Accordingly, the Company accounts for its investment in Valera under the cost method (see Note 4).

The financial statements included herein may not necessarily be indicative of the results of operations, financial position and cash flows of National Patent Development in the future or had it operated as a separate, independent company during the periods presented.

2.      Description of business and a summary of significant accounting policies

Description of business. MXL is a specialist in the manufacture of polycarbonate parts requiring strict adherence to optical quality specifications, and in the application of abrasion and fog resistant coating to these parts. Products include shields and face masks and non-optical plastic products. Five Star is engaged in the wholesale distribution of home decorating, hardware and finishing products to independent retail dealers in twelve states in the Northeast. Products distributed include paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products

Cash and cash equivalents. Cash and cash equivalents consist of cash and highly liquid debt instruments with original maturities of three months or less.

Marketable securities. Marketable securities consist of U.S. corporate equity securities. The Company classifies its marketable securities as trading or available-for-sale investments. Trading and available-for-sale securities are recorded at their fair value. Trading securities are held principally for the purpose of selling them in the near term. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity in accumulated other comprehensive income, net of the related tax effect, until realized. A decline in the market value of any available-for-sale security below cost, that is deemed to be other than temporary, results in a reduction in carrying amount to fair value. The impairment is charged to earnings, and a new cost basis is established. Realized gains and losses are derived using the average cost method for determining the cost of securities sold. Available-for-sale securities consist of the common stock of Millennium Cell Inc. and Avenue Entertainment Group, Inc. Trading securities, which consisted of the common stock of Hemispherx Biopharma, Inc., were included in other current assets at December 31, 2003. National Patent Development fully disposed of its trading securities in the year ended December 31, 2004.

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

Reclassifications. Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to 2004 classifications.

Shipping and handling costs. Shipping and handling costs, which are included as a part of selling, general and administrative expense, amounted to $4,840,000, $4,514,000 and $82,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Property, plant and equipment. Property, plant and equipment are carried at cost. Major additions and improvements are capitalized while maintenance and repairs which do not extend the lives of the assets are expensed as incurred. Gain or loss on the disposition of property, plant and equipment is recognized in operations when realized.

Depreciation. The Company provides for depreciation of property, plant and equipment primarily on a straight-line basis over estimated useful lives of 5 to 40 years for buildings and improvements and 3 to 7 years for machinery, equipment and furniture and fixtures.

Long-Lived Assets. The recoverability of long-lived assets, other than goodwill, is assessed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by determining the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

The Company has investments in land in Pawling, New York with a carrying value of $2.5 million and in East Killingly, Connecticut with a carrying value of $0.4 million, which are included in other assets in the Consolidated Balance Sheets (see Note 16(b)). Management believes the fair value of these investments exceed their carrying value.

Fair value of financial instruments. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate estimated fair values because of short maturities. The carrying value of the receivable from GPS approximates estimated fair value (see Note 14(b)). The carrying value of short term borrowings approximates estimated fair value because borrowings accrue interest which fluctuates with changes in LIBOR or prime. The carrying value for the Company's long-term debt, certain of which have variable interest rates, approximates fair value.

Marketable securities, other than those accounted for on the equity basis, are carried at fair value based upon quoted market prices. Derivative instruments are carried at fair value representing the amount the Company would receive or pay to terminate the derivative.

Derivatives and hedging activities. The interest rate swap and interest rate collar entered into by the Five Star in connection with its loan agreement (see
Note 9) is being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. Such change from June 17, 2004, the date the interest rate collar was entered into, through December 31, 2004 amount to approximately $19,000, which has been charged to earnings during the year ended December 31, 2004.

Recent Accounting Pronouncements. During December 2004, the Financial Accounting Standards Board ("FASB") issued a new standard entitled Statement of Financial Accounting Standards ("SFAS") 123R, Share-Based Payment, which would revise SFAS No. 123, Accounting for Stock Based Compensation, and amend SFAS No. 95, Statement of Cash Flows. Among other items, the new standard would require the expensing, in the financial statements, of stock options issued by the Company. The new standard will be effective July 1, 2005, for calendar year companies. The Company is currently evaluating the method of adoption of SFAS No. 123R, including the valuation methods and assumptions that underlie the valuation of the awards. As permitted under SFAS No. 123 the Company currently accounts for share-based payments to employees using Accounting Principles Board ("APB") Opinion No. 25 intrinsic value method, and as such, recognizes no compensation cost for employee stock options. Accordingly the adoption of SFAS No. 123R's fair value method could have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time, because it will depend on levels of share-based payments in the future. However had the Company adopted SFAS No. 123R in prior periods, the impact of that statement would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share shown below under "Stock based compensation"

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment to ARB No. 43, Chapter 4 (FAS 151). FAS 151 amends Accounting Research Bulleting No. 43, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges. In addition, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The Company is required to adopt FAS 151 beginning January 1, 2006. The Company is currently assessing the impact that FAS 151 will have on its results of operations, financial position or cash flows.

Stock based compensation. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for options to be granted under its own plan as well as options to acquire GP Strategies common stock granted to MXL employees under the GP Strategies stock option plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

As of December 31, 2004, no options have been granted under the Company's plan. Pro forma net income (loss) and earnings (loss) per share disclosures as if the Company recorded compensation expense based upon the fair value of the GPS stock-based awards pursuant to SFAS No. 123 has not been presented since no options have been granted to MXL employees during the periods presented and previously granted options to MXL employees vested immediately.

Pro forma net loss and loss per share disclosures as if compensation expense was recorded based on the fair value of options granted under the Five Star plan (see Note 11) have been presented in accordance with the provisions of SFAS No. 123, is as follows for the years December 31, 2004 and 2003 (in thousands, except per share amounts):

                                                                           Year ended December 31,
                                                                         2004                    2003
   ------------------------------------------------------------ ------------------------ ---------------------
   Net loss - As reported                                               $(4,529)                  $(104)
   Compensation expense, net of tax
                             Five Star stock options                         (7)  (1)               (10)  (1)
   ------------------------- ---------------------------------- ------------------------ ---------------------
                             Pro forma net loss                         $(4,536)                 $ (114)

   Basic and diluted loss per share
                             As reported                                 $(.25)                $   (.01)
                             Pro forma                                   $(.25)                $   (.01)

(1) Expense relates to option grants made by Five Star prior to the acquisition of a controlling interest in Five Star by the Company.

Per share data. Basic and diluted income (loss) per share is based upon the 17,798,585 common shares of National Patent Development issued in 2004 and distributed in the spin-off described in Note 1, which are treated as outstanding for all periods presented.

Outstanding warrants to acquire 1,423,887 common shares issued in December 2004 (see Note 16 (b) were not included in the 2004 diluted computation as their effect would be anti-dilutive.

Income (loss) per share for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands, except per share amounts):


                                                       Year ended December 31,
                                                       2003          2003       2002
   -------------------------------------------- -------------- ------------- ----------
   Basic and Diluted EPS
   Net income (loss)                                $(4,529)        $(104)      $147
   Weighted average shares
     outstanding, basic and diluted                  17,798        17,798     17,798
   Basic and diluted income (loss) per share           $(.25)       $(.01)      $.01

Comprehensive income. Comprehensive income consists of net income (loss) and net unrealized gains (losses) on available-for-sale securities and the interest rate swap.

Income taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see Note 10).

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments, accounts receivable from customers and the receivable from GP Strategies. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. See Note 14(b) with respect to the repayment of the receivable from GP Strategies.

Accumulated other comprehensive loss. The components of accumulated other comprehensive loss are as follows (in thousands):

                                                                           December 31,
                                                                  2004                   2003
   --------------------------------------------------------- ---------------------- -------------------
   --------------------------------------------------------- ---------------------- -------------------
   Net unrealized loss on
   available-for-sale-securities                                     $  (375)            $   (567)
   Net unrealized gain on interest rate swap                              67                    46
   --------------------------------------------------------- ---------------------- -------------------
   --------------------------------------------------------- ---------------------- -------------------
   Accumulated other comprehensive
    loss before tax                                                     (308)                 (521)
   --------------------------------------------------------- ---------------------- -------------------
   --------------------------------------------------------- ---------------------- -------------------
   Accumulated income tax expense
   related to items of other comprehensive loss                          (28)                  (14)
   --------------------------------------------------------- ---------------------- -------------------
   --------------------------------------------------------- ---------------------- -------------------
   Accumulated other comprehensive
   loss, net of tax                                                  $  (336)            $   (535)

3.       Inventories

Inventories are comprised of the following (in thousands):

                                                         December 31,
                                                   2004                2003
           ----------------------------- ------------------- ------------------
           Raw materials                            753                 921
           Work in process                          277                 383
           Finished goods                        29,668              26,996
           ----------------------------- ------------------- ------------------
           ----------------------------- ------------------- ------------------
                                                $30,698             $28,300

4.       Investment in Valera Pharmaceuticals, Inc. ("Valera")

Valera is a specialty pharmaceutical company engaged in the development and commercialization of prescription pharmaceuticals principally utilizing Valera's patented Hydron drug delivery technology.

Valera's lead product is a twelve-month implant that delivers histrelin, a synthetic nonapeptide agonist of luteinizing hormone-releasing hormone (LHRH). LHRH agonists have become a mainstay in treating locally advanced and metastatic prostate cancer. On October 13, 2004, Valera announced that the FDA approved the marketing of Vantas(TM), the name for Valera's long-acting LHRH implant for treating prostate cancer. Prior to June 2000, Valera operated as a division of GP Strategies. In connection with an offering of GP Strategies 6% Convertible Subordinated Exchangeable Notes due June 2003, Valera was incorporated as a separate company and became a wholly-owned subsidiary of GP Strategies through GP Strategies' ownership of 100% of the common stock of Valera.

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

In 2003, Valera completed a private placement offering pursuant to which Valera raised approximately $13.5 million in gross proceeds from the sale of Series B convertible preferred stock. As part of such transaction, GP Strategies was granted an option until March 31, 2004, to purchase up to $5 million of the Series B convertible preferred stock at the offering price of $0.725 per share, which was subsequently verbally extended to June 30, 2004. On June 30, 2004, GP Strategies transferred a portion of its option to an institutional investor, who exercised such option and purchased from Valera 3,448,276 shares of Series B convertible preferred stock for $0.725 per share. The balance of the option expired unexercised. In consideration of such transfer, such institutional investor granted National Patent Development an option until October 28, 2004 to purchase up to 2,068,966 shares of Series B convertible preferred stock owned by such institutional investor for prices ranging from $0.725 to $0.7685 per share. The Company exercised such option on October 28, 2004 at a price of $0.7685 per share, for an aggregate exercise price of $1,590,000. On November 12, 2004 the Company obtained the funds necessary to pay the exercise price (see Note 14(d)). On August 16, 2004 Valera sold 11,600,000 shares of Series C convertible preferred stock and received gross proceeds of $11.6 million. On March 14, 2005 Valera registered with the Securities and Exchange Commission for an initial public offering of up to approximately $75 million of common stock.

The Series A preferred stock, Series B preferred stock and Series C preferred stock, which are convertible into Valera's common stock at any time, have voting rights on an as-converted basis on all matters submitted to the stockholders and are also entitled to receive dividends on an as-converted basis with shares of common stock when, as and if declared by the Board of Directors. In addition the Series A, B and C preferred stock accrue cumulative dividends at the rate of 6%, 10% and 6%, respectively, of the stated value, payable when and as declared by the Board of Directors. In the event of liquidation, the holders of the preferred stock shall be entitled to receive preferential distributions before any payment shall be made in respect of the common stock. If the initial public offering is completed under the terms presently anticipated, all the convertible preferred stock outstanding at the time of the offering, including accrued dividends, will automatically convert into common stock. Assuming conversion of all of the outstanding shares of Series A, Series B and Series C convertible preferred stock and exercise of stock options held by employees of Valera at December 31, 2004, the Company would own approximately 17.7% of Valera. Such percentage will be further reduced upon successful completion of the public offering.

As described in Note 14(b), on October 17, 2003, MXL received from GPS in partial payment of a note receivable the common shares of Valera and recorded such shares at zero representing their carrying amount to GPS. As a result of the Investors Rights Agreement referred to above, the Company was accounting for its investment in Valera under the equity method. However as the Company had not guaranteed obligations of Valera and had not otherwise committed to provide further support for Valera, it had discontinued recognizing additional losses of Valera.

As described above, the Company's investment in voting stock of Valera has declined below 20% and is anticipated to decrease further upon completion of Valera's initial public offering. In addition, at December 31, 2004 Valera's board of directors consists of nine directors only one of which has been designated by the Company. Accordingly the Company believes that it no longer has the ability to exercise significant influence over operating and financial policies of Valera and will no longer account for its investment in Valera by the equity method. As a result thereof, the investment in Valera's Series B convertible preferred stock is being accounted for at cost.

5.       Marketable securities

Marketable securities, which are carried at market value, were comprised of the following (in thousands):

Available-for-sale securities

                                                                December 31,
                                                            2004         2003
        --------------------------------------------- ------------- ------------
        Millennium Cell Inc.                               $1,235       $2,769
        Avenue Entertainment Group, Inc.                      181          212
                                                         --------     --------
                                  $1,416 $2,981

         Millennium Cell Inc. ("Millennium")

Millennium is a publicly traded emerging technology company engaged in the business of developing innovative fuel systems for the safe storage, transportation and generation of hydrogen for use as an energy source. At December 31, 2002 and 2001, Company held 293,271 shares of Millennium with a market value of $698,000 and $1,531,000, respectively, and unrealized gains of $341,000 and $1,174,000, respectively. On October 17, 2003, the Company received from GP Strategies in partial payment of a receivable an additional 1,000,000 shares of common stock of Millennium with a market value on that date of approximately $3,500,000. From October 17, 2003 through December 31, 2003 the Company sold 105,000 of such Millennium shares for $272,000 and recognized a loss of $95,000, which is included in Investment and other income (loss). At December 31, 2003 the Company held 1,188,271 shares of common stock of Millennium with a market value of $2,769,000 and an unrealized loss of $721,000, which resulted from reductions in market value during the year ended December 31, 2003. During the year ended December 31, 2004, the Company sold 223,500 shares of Millennium shares received in October 2003 for $609,000 and recognized a loss of $173,000, which is included in Investment and other income (loss). At December 31, 2004, the Company held 964,771 shares of common stock of Millennium with a market value of $1,235,000, representing approximately a 3% ownership interest, and an unrealized loss of $499,000 reflecting further unrealized losses during the year ended December 31, 2004, after recognition of an impairment loss described below.

At December 31, 2003 the Company believed that the reduction in market value of Millennium correlated with the general trend of the market for emerging technology companies and reflected the volatility of Millennium's stock price. The Company had evaluated the near-term prospects of Millennium in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company did not consider its investment in Millennium to be other-than-temporarily impaired. However, at June 30, 2004, based on the increase in the severity and duration of the impairment and the absence of sufficient evidence to support a recovery of fair value within a reasonable period of time, the Company considered the investment in the 671,500 remaining shares acquired in October 2003 to be other-than-temporarily impaired and accordingly has recorded an impairment loss of $1,081,000 related to such shares in Investment and other income (loss) in the year ended December 31, 2004.

As of March 22, 2005, the market value of the 964,771 shares of Millennium common stock was approximately $2,007,000, representing a recovery of the unrealized loss at December 31, 2004.

         Avenue Entertainment Group, Inc ("Avenue")

The Company owns 1,067,900 shares of Avenue, which is an independent entertainment company that produces feature films, series for television, made for television/cable movies and one hour profiles of Hollywood stars. As of December 31, 2004 and 2003 the market value of Avenue approximated $181,000 and $212,000, respectively, resulting in an unrealized gain of $124,000 and $154,000, respectively.

Trading securities

         Hemispherx Biopharma Inc. ("HEB")

In the fourth quarter of 2003, MXL received a capital contribution of 267,296 shares of HEB from GP Strategies with a market value of $550,000 and subsequently sold 107,700 of the shares for $249,000. For the year ended December 31, 2003, the Company realized a gain of $27,000 on the sale of these shares and unrealized holding gains of $32,000 on the remainder of the shares, which are both included in Investment and other income (loss). The approximately 160,000 shares remaining at December 31, 2003 were classified as trading securities. These shares had a fair value of approximately $361,000 at December 31, 2003 and were sold in the first quarter of 2004 for $404,000. For the year ended December 31, 2004 the Company recorded a realized gain of $43,000 on the sale of these shares, which is included in Investment and other income (loss).

6.       Five Star acquisition

On September 30, 1998, GP Strategies sold substantially all of the operating assets of the Five Star business to American Drug, an entity which was then 37.5% owned by GP Strategies, and received cash and a five-year 8% unsecured senior note in the original principal amount of $5,000,000 (the "Five Star Note") as partial consideration. American Drug then changed its name to Five Star Products, Inc.

On August 31, 1998, GP Strategies entered into a voting agreement with Five Star (the "Voting Agreement") pursuant to which GP Strategies agreed that for a period of three years it would vote its shares of Five Star common stock (i) such that not more than 50% of Five Star's directors would be officers or directors of GP Strategies and (ii) on all matters presented to a vote of stockholders, other than the election of directors, in the same manner and in the same proportion as the remaining stockholders of Five Star vote. On June 30, 2002, GP Strategies and Five Star extended the Voting Agreement until June 30, 2004.

The Five Star Note was amended in November 2001 to provide for the extension of its maturity date until September 30, 2004, and on March 31, 2004 the maturity date of the Five Star Note was further extended until June 30, 2005. Under a separate Subordination Agreement between GP Strategies and the banks providing Five Star's $25,000,000 revolving loan, Five Star may make annual cash payments of principal to GP Strategies provided Five Star achieves certain financial performance benchmarks.

On August 2, 2002 GP Strategies exchanged $500,000 principal amount of the Five Star Note for 2,272,727 shares of Five Star's common stock, reducing the outstanding principal amount of the Five Star Note to $4,500,000 and increasing GP Strategies ownership of the Five Star common stock to 7,133,417 shares, approximately 48% of the then outstanding shares. The transaction valued the Five Star common stock at $0.22 a share, which was at a premium to the market value at that time.

Pursuant to the provisions of the Subordination Agreement, in 2003 Five Star made principal payments on the Five Star Note to GP Strategies in the amounts of $1,000,000 prior to the exchange referred to below and $200,000 after such exchange. On October 8, 2003, GP Strategies exchanged $500,000 principal amount of the Five Star Note for 2,000,000 shares of Five Star common stock, reducing the outstanding principal balance of the Five Star Note to $3,000,000 and increasing GP Strategies' ownership of Five Star's common stock to 9,133,417 shares, approximately 54% of the then outstanding shares. In consideration for GP Strategies agreeing to exchange at a price of $0.25 per share, which was at a significant premium to the market price of the Five Star common stock on the day prior to approval of the transaction, Five Star agreed to terminate the Voting Agreement and thereby GP Strategies obtained a controlling financial interest in Five Star. Accordingly, as described in Note 1, Five Star's financial statements have been consolidated with those of the Company commencing as of such date. On July 30, 2004, GP Strategies transferred the Five Star Note with an outstanding balance of $2,800,000 to National Patent Development (see Note 1); accordingly the Five Star Note has been eliminated from the consolidated balance sheet as of December 31, 2004 and December 31, 2003 as an intercompany balance.

The Company accounted for its investment in Five Star using the equity method prior to obtaining a controlling financial interest. In 2003 and 2002, the Company received $475,000 and $33,000, respectively, representing a recovery of a portion of its investment in Five Star.

Information relating to the Company's investment in Five Star for the year ended December 31, 2002 is as follows (in thousands):

                                                              2002
        Interest income on note (1)                         $  384
        Equity interest in net income (2)                   $   55


(1)      Included in income related to equity investee.

(2) Net of depreciation of property, plant and equipment (attributable to excess of the carrying value of investment in Five Star over underlying equity in its net assets) of $107,000. Effective January 1, 2002, upon adoption of FASB Statement No. 142, amortization of goodwill ceased (see Note 8).

Condensed financial information for Five Star for the year ended December 31, 2002 is as follows (in thousands):
                                                                2002
                                                                ----
    Sales                                                    $94,074
   Gross profit                                               16,613
   Net income                                                    391

As described above, on October 8, 2003, the Company increased its ownership interest in Five Star's outstanding common stock from 48% to 54%, obtained a controlling financial interest in Five Star and accordingly commenced consolidating Five Star's financial statements with those of the Company. The increase in ownership occurred because the Company believed that the common stock of Five Star represented an attractive investment opportunity based on its valuation at that time. Five Star is a separate segment of the Company, formerly called the Home Improvement Distribution Segment.

The acquisition of a controlling financial interest was accounted for as a purchase transaction, and accordingly, the net assets acquired were recorded at their fair value at the date of the acquisition. The excess of the net assets acquired over carrying value of the Company's investment in Five Star was recorded as a reduction to property, plant and equipment.

The components of the net assets at date of acquisition, minority interest and the Company's cost of its acquired interest were as follows (in thousands):

Accounts receivable                                             $13,267
Inventory                                                        20,222
Property, plant & equipment and other assets                      1,228
------------------------------------------------------------ -------------
Total assets                                                     34,717
------------------------------------------------------------ -------------
Short term borrowings                                            17,616
Accounts payable and accrued expenses                            10,063
Debt to GP Strategies                                             3,000
------------------------------------------------------------ -------------
------------------------------------------------------------ -------------
Total liabilities assumed                                        30,679
------------------------------------------------------------ -------------
------------------------------------------------------------ -------------
Five Star net assets                                              4,038
------------------------------------------------------------ -------------
------------------------------------------------------------ -------------
Less minority interest in net assets                              1,996
------------------------------------------------------------ -------------
------------------------------------------------------------ -------------
Cost of net assets acquired                                      $2,042
------------------------------------------------------------ -------------

The following table represents the Company's unaudited pro forma consolidated statements of operations for the years ended December 31, 2003 and 2002, as if the acquisition of a controlling financial interest in Five Star had been completed at the beginning of each period. The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such dates, nor is it necessarily indicative of future operating results (in thousands, except per share data):

   ----------------------------------------- ----------------- -----------------
   Years ended December 31,                            2003              2002
   ----------------------------------------- ----------------- -----------------
   ----------------------------------------- ----------------- -----------------
   Sales                                           $103,698          $104,070
   Income before minority interest                       61               585
   Minority interest                                   (319)             (180)
   Net income                                      $     32          $    405
   Net income per share
   Basic and diluted                               $    .00          $    .03
   ----------------------------------------- ----------------- -----------------

On February 6, 2004, Five Star announced that it would repurchase up to 5,000,000 shares, or approximately 30% of its common stock currently outstanding, through a tender offer for the shares at $0.21 per share, originally set to expire on March 16, 2004. On March 17, 2004 Five Star announced that it had increased the price it was offering to pay for the shares in the tender offer to $0.25 per share and extended the offer to March 31, 2004. Effective as of such date, approximately 2,627,790 shares of common stock were tendered and acquired by Five Star at a cost of $657,000. The effect of the tender offer increased the Company's ownership in Five Star to approximately 64%. The minority interest in Five Star has been adjusted to reflect the tender offer in the accompanying balance sheet at December 31, 2004.

7.       Property, plant and equipment

Property, plant and equipment consist of the following (in thousands):


                                                                        December 31,
                                                                   2004               2003
   -------------------------------------------------------- ------------------ -------------------
   Land                                                         $    90              $  915
   Buildings and improvements                                     2,383               4,228
   Machinery and equipment                                        7,910               7,755
   Furniture and fixtures                                         1,294               1,071
                                                            ------------------ -------------------
                                                            ------------------ -------------------
                                                                 11,677              13,969
                                                            ------------------ -------------------
                                                            ------------------ -------------------
   Accumulated depreciation and amortization                     (8,801)             (8,244)
                                                            ------------------ -------------------
                                                            ------------------ -------------------
                                                                $ 2,876             $ 5,725

Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 amounted was $726,000, $593,000 and $510,000, respectively.

In the fourth quarter 2004, management decided to sell MXL's Illinois facility as a result of a decline in production volume for the Illinois division and taking into consideration MXL's diminished real estate needs. On March 16, 2005, MXL entered into a contract to sell the Illinois facility for $1,750,000, and lease back a portion of the facility. Management believes the transaction will close in 2005. Accordingly, the carrying value of the land and building has been written down by $872,000 to $1,595,000, representing its estimated fair value less costs to sell.

8.       Goodwill

Goodwill, which represents the excess of cost over the fair value of the identifiable net assets of a business acquired by MXL, was being amortized through December 31, 2001 on a straight line basis over 20 years.

Effective January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. The Company did not recognize any impairment as a result of the adoption of this statement. In addition, Statement 142 requires that upon adoption, the excess of cost over the underlying equity in net assets of an investee accounted for using the equity method that has been recognized as goodwill no longer be amortized. For the years ended December 31, 2004, 2003 and 2002 the Company performed a test for potential impairment of goodwill and determined that there was no impairment. The Company will continue to perform such impairment tests on an annual basis with the date of assessment being December 31. The Company's carrying amount of goodwill was $182,000 as of December 31, 2004 and 2003.

9.       Long-term debt and short term borrowings

Long-term debt is comprised of the following (in thousands):

                                                                    December 31,
                                                                  2004           2003
  ---------------------------------------------------------- -------------- ------------
  MXL Pennsylvania Mortgage (a)                                 $1,305         $1,405
  MXL Illinois Mortgage (b)                                          -          1,185
  AOtec Debt and Notes (c)                                         421            922
  Valera stock acquisition debt (see Note 14(d))                 1,590              -
  Capital lease obligations                                         46             80
  ---------------------------------------------------------- -------------- ------------
  ---------------------------------------------------------- -------------- ------------
                                                                 3,362          3,592
  Less current maturities                                       (1,967)          (389)
  ---------------------------------------------------------- -------------- ------------
  ---------------------------------------------------------- -------------- ------------
                                                                $1,395         $3,203

(a) On March 8, 2001, MXL mortgaged its real estate and fixtures on its property in Pennsylvania for $1,680,000. The loan requires monthly repayments of $8,333 plus interest at 2.5% above the one month LIBOR rate and matures on March 8, 2011, when the remaining amount outstanding of approximately $680,000 is due in full. The loan is guaranteed by GPS.

(b) On July 3, 2001, MXL mortgaged its real estate and fixtures on its property in Illinois for $1,250,000. The loan requires monthly payments of principal and interest in the amount of $11,046 with interest at a fixed rate of 8.75% per annum, and matures on June 26, 2006, when the remaining amount outstanding of approximately $1,100,000 is due in full. The loan is guaranteed by GPS. As of December 31, 2004, the mortgage has been classified separately in the balance sheet as a current liability, as a result of the classification of the Illinois property as held for sale.

(c) In September 2003, MXL purchased machinery, equipment and inventory from AOtec LLC ("AOtec"), located in the Massachusetts area, for $1,100,000, subject to adjustment. In connection with this purchase, the Company valued the machinery and equipment at approximately $900,000, the inventory at approximately $350,000 and recorded an accrued expense of $150,000. MXL paid $100,000 of the purchase price in cash and issued three notes, in the amount of $450,000, $275,000 and $275,000 each, due October 1, 2003, August 5, 2004 and
August 5, 2005, respectively (collectively, the "AOtec Notes"). The AOtec Notes bear interest on the unpaid principal amount at the rate of 4% per annum. On October 1, 2003, MXL borrowed $700,000 from a bank under an agreement to finance the purchase price (the "AOtec Debt") and used a portion of the proceeds to pay the $450,000 note. The AOtec Debt bears interest at the rate of 5.89 % per annum, is payable monthly for three-years and is secured by the machinery and equipment purchased from AOtec. GPS guaranteed the AOtec Debt. The AOtec Notes amounting to $550,000 and $275,000 as of December 31, 2004 and 2003, respectively, are classified as short term borrowings on the Company's Consolidated Balance Sheets and are not included in the table above. MXL is currently negotiating a reduction in the amounts due under the AOtec Notes with maturity dates of August 5, 2004 and 2005, resulting from a dispute over the purchase price. According to the contract of sale, the payments due pursuant to the AOtec Notes were subject to an offset and withholding by MXL. The parties are attempting to resolve this matter; however there is no guarantee that MXL will successfully negotiate the reduction of the AOtec Notes.

Aggregate annual maturities of long-term debt at December 31, 2004 are as follows (in thousands):

                  2005                     $ 1,967
                  2006                         289
                  2007                         101
                  2008                         100
                  2009                         100
                  Thereafter                   805
                  --------------------------------
                  Total                     $3,362

Short-term borrowings

Five Star

In 2003, Five Star obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on May 28, 2004 provides for a $28,000,000 revolving credit facility, which allows Five Star to borrow based upon specified percentages of eligible inventory and eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement are LIBOR plus a credit spread of 2% (4.28% at December 31, 2004) for borrowings not to exceed $15,000,000 and the prime rate (5.25% at December 31, 2004) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At December 31, 2004 and 2003, approximately $18,234,000 and $16,685,000 was outstanding under the Loan Agreement and approximately $434,000 and $480,000 was available to be borrowed, respectively. Substantially all of Five Star's assets (with a carrying amount of $40,277,000 at December 31, 2004) are pledged as collateral for the outstanding borrowings. Under the Loan Agreement, Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of December 31, 2004 Five Star was in compliance with all required covenants.

In March 2005, Five Star amended the Loan Agreement to allow it to increase the maximum amount that can be borrowed under the revolving credit facility to $30,000,000 through June 30, 2005; reverting back to a maximum of $28,000,000 on July 1, 2005.

In connection with the Loan Agreement, Five Star also entered into a derivative transaction with the Lender on June 20, 2003. The derivative transaction is an interest rate swap which has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the Loan Agreement is not included in and will be paid in addition to this fixed interest rate of 3.38%. At December 31, 2004 and 2003, the interest rate swap had a fair value of $105,000 and $122,000, respectively, which is included in other assets in the accompanying balance sheets. On June 17, 2004, Five Star has also entered into a derivative interest rate collar transaction during the period from July 1, 2004 through June 30, 2008 on notional principal of $12,000,000. The transaction consists of an interest rate floor of 2.25%, whereas if LIBOR is below 2.25%, the Lender will pay to Five Star the difference between LIBOR and 2.25%, on the same notional principal amount. The transaction also consists of an interest rate cap of 5.75%, whereas if LIBOR is above 5.75%, Five Star will pay to the Lender the difference between LIBOR and 5.75%, on the same notional principal amount. The interest rate collar is shown as a non-current liability in the Company's Consolidated Balance Sheet as of December 31, 2004.

MXL

On March 1, 2005, MXL obtained a Line of Credit Loan (the "MXL Line") from M&T Bank with a one year term, maturing on March 1, 2006. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL's eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%. The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly. National Patent Development has guaranteed the MXL Line.

10.      Income taxes

Commencing November 24, 2004, the date of the spin-off, the Company will file a consolidated federal income tax return with its subsidiaries, except for Five Star which is less than 80% owned and files its own separate consolidated federal income tax return. Prior to the spin-off, MXL's operating results together with those of the non-core assets historically have been included in consolidated federal income tax returns filed by GPS. In addition, MXL files separate state income tax returns in Pennsylvania and Illinois. Income tax expense (benefit) in the accompanying financial statements for the periods prior to the spin-off has been computed as if MXL filed its own separate federal and state income tax returns including transactions related to the non-core assets. As GPS did not own 80% of its common stock, Five Star filed its own separate consolidated federal income tax return, as well as separate state and local income tax returns.

Prior to the spin-off National Patent Development and GPS entered into a Tax Sharing Agreement. The Tax Sharing Agreement, which was effective as of January 1, 2004, provides for tax sharing payments between National Patent Development and GPS for the period prior to the spin-off, so that National Patent Development is generally responsible for tax expense attributable to its lines of business and entities comprising it, and GPS is generally responsible for the tax expense attributable to its lines of business and entities comprising it. From January 1, 2004 through November 24, 2004, the date of the spin-off, no amounts were charged to National Patent Development under the Tax Sharing Agreement, as no tax expense was incurred by National Patent Development for this period. Prior to the tax sharing agreement being in effect, no amounts were charged or credited to MXL as if it filed its own separate federal income tax return. In addition, no amount was credited to MXL for utilization by GPS of MXL's 2004 loss for the period prior to the spin-off. Accordingly, the expense (benefit) for current federal income taxes (exclusive of amounts pertaining to Five Star for 2004 and 2003) for such periods and current state and local income taxes related to the results of non-core assets has been accounted for as an adjustment to stockholders' equity.

The components of income tax expense (benefit) are as follows (in thousands):

                                             Year Ended December 31,
                                           2004           2003          2002
   -------------------------------- -------------- ------------- -------------
   Current
   Federal                               $703           $359           $57
   State and local                        226            113            11
   -------------------------------- -------------- ------------- -------------
   -------------------------------- -------------- ------------- -------------
   Total current                          929            472            68
   -------------------------------- -------------- ------------- -------------
   -------------------------------- -------------- ------------- -------------
   Deferred
   Federal                                 53           (246)           64
   State and local                          -            (53)           13
   -------------------------------- -------------- ------------- -------------
   -------------------------------- -------------- ------------- -------------
   Total deferred                          53           (296)           77
   -------------------------------- -------------- ------------- -------------
   -------------------------------- -------------- ------------- -------------
   Total income tax expense              $982           $176          $145

The deferred expense (benefit) excludes activity in the net deferred tax liability relating to tax on appreciation (depreciation) in available-for-sale securities and the interest rate swap, which is recorded directly to stockholders' equity.

The difference between the expense (benefit) for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) is as follows:


                                                                                    Year Ended December 31,
                                                                                2004          2003         2002
  ------------------------------------------------------------------------- ------------- ------------ -------------
  Federal income tax rate                                                        (35.0)%        35.0%      35.0%
  State and local taxes, net of federal benefit                                   4.7           7.0         5.2
  Non-deductible expenses                                                         0.4           9.3         7.6
  Impairment and realized losses for investment in marketable securities
  for which no benefit has been provided                                         15.2           3.4         -
  Loss on write-down of Illinois property for which no benefit has been
  provided                                                                       10.9           -           -
  Net operating loss of MXL for period prior to spin-off unable to be
  utilized on a stand-alone basis for which no benefit has been provided         15.1           -           -
  Net operating loss of the Company for period subsequent to spin-off for
  which no benefit has been provided                                             24.6           -           -
  Other                                                                          (4.3)         (8.7)        1.9
  ------------------------------------------------------------------------- ------------- ------------ -------------
  ------------------------------------------------------------------------- ------------- ------------ -------------
  Effective tax rate expense (benefit)                                            31.6%         46.0%      49.7%

The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in the net deferred tax (liability) asset are summarized as follows:

                                                  December 31,
                                                       2004          2003
  ----------------------------------------------- ------------- -----------
  Deferred tax assets:
  Property and equipment                            $   425        $  176
  Allowance for doubtful accounts                        98            78
  Accrued liabilities                                    42            45
  Marketable securities                                 491           187
  Other investments                                   2,256         2,256
  Net operating loss carryforward                     1,801             -
  Interest rate collar                                    8             -
  Inventory                                             122            47
  Capital loss carryforward                              65            14
  ----------------------------------------------- ------------- -----------
  Deferred tax assets                                 5,308         2,803
  ----------------------------------------------- ------------- -----------
  Deferred tax liabilities:
  Interest rate swap                                     44            51
  ----------------------------------------------- ------------- -----------
  Deferred tax liabilities                               44            51
  ----------------------------------------------- ------------- -----------
  ----------------------------------------------- ------------- -----------
  Net deferred tax assets                             5,264         2,752
  ----------------------------------------------- ------------- -----------
  ----------------------------------------------- ------------- -----------
  Less valuation allowance                           (5,331)       (2,774)
  ----------------------------------------------- ------------- -----------
  Net deferred tax liabilities                       $  (67)       $  (22)
  ----------------------------------------------- ------------- -----------

As of December 31, 2004 National Patent Development has a net operating loss carryforward of $4,618,000, representing a loss incurred subsequent to the spin-off and losses incurred by MXL prior to the spin-off, which expire from 2017 to 2024. In addition, National Patent Development has a capital loss carryforward of $166,000, which expires in 2009.

Under the Internal Revenue Code's consolidated return regulations, each member of GP Strategies consolidated group (including MXL) is jointly and severally liable for the consolidated federal income tax liabilities. GPS, National Patent Development and their respective subsidiaries entered into a Tax Sharing Agreement that defines the parties' rights and obligations with respect to deficiencies and refunds of federal, state and other taxes relating to the National Patent Development business for tax years prior to the spin-off and with respect to certain tax attributes of National Patent Development after the spin-off. In general, GPS will be responsible for filing consolidated federal tax returns and paying any associated taxes for periods through the date of the spin-off (the "Distribution Date"). National Patent Development will be required to pay GPS an amount equivalent to federal taxes relating to National Patent Development and its subsidiaries allocated taxable income includable in GPS's consolidated federal income tax return for the taxable period that ends on the Distribution Date. National Patent Development is responsible for filing its own tax returns and paying taxes for periods beginning on or after the Distribution Date. GPS and National Patent Development agreed to cooperate with each other and to share information in preparing such tax returns and in dealing with other tax matters. GPS and National Patent Development will be responsible for their own taxes other than those described above.

National Patent Development has agreed not to take any actions or enter into any transactions that would cause the spin-off not to qualify as tax-free. National Patent Development also has agreed to indemnify GPS to the extent that any action National Patent Development takes gives rise to a tax incurred by GPS with respect to the spin-off.

If National Patent Development increases its ownership to at least 80% of Five Star's common stock, Five Star would become, for federal tax purposes, part of the affiliated group of which National Patent Development is the common parent. As a member of such affiliated group, Five Star would be included in National Patent Development's consolidated federal income tax returns, Five Star's income or loss would be included as part of the income or loss of the affiliated group and any of Five Star's income so included might be offset by the consolidated net operating losses, if any, of the affiliated group. Five Star has entered into a tax sharing agreement with GP Strategies (which was assigned to National Patent Development as part of the spin-off) pursuant to which Five Star will make tax sharing payments to National Patent Development once Five Star becomes a member of the consolidated group equal to 80% of the amount of taxes Five Star would pay if Five Star were to file separate consolidated tax returns but did not pay as a result of being included in National Patent Development affiliated group.

11.      Capital Stock, stock option and employee benefit plans

The Board of Directors without any vote or action by the holders of common stock is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

Under GPS's non-qualified stock option plan, employees of MXL were granted options to purchase shares of common stock of GPS. Although the plan permits options to be granted at a price not less than 85% of the fair market value, the plan options primarily are granted at the fair market value of the common stock at the date of the grant and are exercisable over periods not exceeding ten years from the date of grant. Changes in options outstanding granted to MXL employees during the years ended December 31, 2002, 2003 and 2004 are as follows:

                                                                  Number           Number             Weighted Average
                                              Price Range       Of Options       Of Options       Exercise         Years
                                               Per share        Outstanding     Exercisable        Price         Remaining
------------------------------------------ ------------------ ---------------- --------------- --------------- ---------------
------------------------------------------ ------------------ ---------------- --------------- --------------- ---------------
December 31, 2001                           $  9.98               1,250            1,250         $  9.98       1 year
------------------------------------------ ------------------ ---------------- --------------- --------------- ---------------
------------------------------------------ ------------------ ---------------- --------------- --------------- ---------------
Expired                                     $  9.98              (1,250)                         $  9.98
------------------------------------------ ------------------ ---------------- --------------- --------------- ---------------
------------------------------------------ ------------------ ---------------- --------------- --------------- ---------------
December 31, 2002, 2003 and 2004               -                   -                -               -              -
------------------------------------------ ------------------ ---------------- --------------- --------------- ---------------

On November 3, 2003, GPS and the Board of Directors of National Patent Development adopted an Incentive Stock Plan under which 1,750,000 shares of common stock are available for grant to employees, directors and outside service providers. The plan permits awards of incentive stock options, nonqualified stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of National Patent Development's common stock. As of December 31, 2004, no awards have been granted under the plan.

Five Star Stock Option plan

On January 1, 1994, Five Star's Board of Directors adopted the Five Star Products, Inc. 1994 Five Star Plan (the "Five Star Plan"), which became effective August 5, 1994. On January 1, 2002, the Board of Directors amended the Five Star Plan increasing the total number of shares of common stock to 4,000,000 shares reserved for issuance, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, reclassifications or other capital adjustments. Unless designated as "incentive stock options" intended to qualify under Section 422 of the Internal Revenue Code, options granted under the Five Star Plan are intended to be nonqualified options. Options may be granted to any director, officer or other key employee of Five Star and its subsidiaries, and to consultants and other individuals providing services to Five Star.

The term of any option granted under the Five Star Plan will not exceed ten years from the date of the grant of the option and, in the case of incentive stock options granted to a 10% or greater holder in the total voting stock of Five Star, three years from the date of grant. The exercise price of any option will not be less than the fair market value of the Common Stock on the date of grant or, in the case of incentive stock options granted to a 10% or greater holder in the total voting stock, 110% of such fair market value. Options granted vest 20% on date of grant with the balance vesting in equal annual installments over four years.

Activity relating to stock options granted by Five Star commencing at the date the Company acquired a controlling financial interest follows:

                                                                     Number of          Weighted Average
  Options Outstanding                                                   Shares           Exercise Price
  -------------------------------------------------------------- ------------------- ------------------------
  October 8, 2003                                                    2,930,000                   $.16
  -------------------------------------------------------------- ------------------- ------------------------
  Granted                                                                    -                      -
  Exercised                                                                  -                      -
  Terminated                                                        (1,400,000)                   .13
  -------------------------------------------------------------- ------------------- ------------------------
  December 31, 2003                                                  1,530,000                    .19
  -------------------------------------------------------------- ------------------- ------------------------
  Granted                                                                    -                      -
  Exercised                                                                  -                      -
  Terminated                                                          (430,000)                   .30
  -------------------------------------------------------------- ------------------- ------------------------
  December 31, 2004                                                  1,100,000                   $.14
  -------------------------------------------------------------- ------------------- ------------------------

  -------------------------------------------------------------- ------------------- ------------------------
  Options Exercisable at December 31, 2004                             770,000                   $.14
  -------------------------------------------------------------- ------------------- ------------------------

The following table summarizes information about the Five Star Plan's options at December 31, 2004:

                                                   Weighted                             Weighted
                                                   Average                               Average
             Exercise            Number             Years             Number              Years
               Price          Outstanding         Remaining         Exercisable         Remaining
           -------------- --------------------- --------------- -------------------- ----------------
           -------------- --------------------- --------------- -------------------- ----------------
                $.14              900,000             2.0              630,000               1.9
                 .15               50,000             2.3               50,000               2.3
                 .16              150,000             2.6               90,000               2.6
           -------------- --------------------- --------------- -------------------- ----------------
           -------------- --------------------- --------------- -------------------- ----------------
                                1,100,000             2.1              770,000               2.0

Five Star Employee Benefit Plan

Five Star maintains a 401(k) Savings Plan for employees who have completed one year of service. The Savings Plan permits pre-tax contributions to the plan of 2% to 50% of compensation by participants pursuant to Section 401(k) of the Internal Revenue Code. Five Star matches 40% of the participants' first 6% of compensation contributed, not to exceed an amount equivalent to 2.4% of that participant's compensation. Five Star's contribution to the plan was approximately $123,000 and $125,000 for the years ended December 31, 2004 and 2003, respectively.

12.      Commitments

Five Star has several noncancellable leases for real property and machinery and equipment. In addition MXL has a noncancellable lease for real property and several noncancellable leases for machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms.

As of December 31, 2004, minimum rentals under long-term operating leases are as follows (in thousands):

                               Real            Machinery &
                             property           equipment          Total
    -------------------- ------------------ ------------------ --------------
    2005                       $  1,829          $   438        $  2,267
    2006                          1,779              374           2,153
    2007                            436              366             802
    2008                              -              302             302
    2009                              -               38              38
    Thereafter                        -                -               -
    -------------------- ------------------ ------------------ --------------
    -------------------- ------------------ ------------------ --------------
    Total                        $4,044          $1,518           $5,562
    -------------------- ------------------ ------------------ --------------

Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense was approximately $3,147,000, $3,037,000, and $81,000 for the years ended December 31, 2004, 2003 and 2002, respectively. GPS has guaranteed the leases for Five Star's New Jersey and Connecticut warehouses, having annual rentals of $1,589,000 and expiring in the first quarter of 2007.

13.      Segment Information

The operations of the Company currently consist of the following two business segments, by which the Company is managed.

The MXL Segment, formerly called the Optical Plastics Segment, manufactures precision coated and molded optical plastic products. MXL is a specialist in the manufacture of polycarbonate parts requiring adherence to strict optical quality specifications, and in the application of abrasion and fog resistant coatings to those parts.

The Five Star Segment, formerly called the Home Improvement Distribution Segment, distributes paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products on a regional basis. The Company acquired additional shares of Five Star in fourth quarter of 2003, bringing its ownership to 54% (see Note 4). Five Star's operations are consolidated in the Company's financial statements commencing January 1, 2003.

The following tables set forth the sales and operating profit attributable to each line of business (in thousands):


                                                            Year Ended December 31,
                                                         2004           2003           2002
   -------------------------------------------- ---------------- ---------------- --------------
   Sales
   MXL                                             $    8,241      $   8,613          $9,996
   Five Star                                          101,982         95,085               -
   -------------------------------------------- ---------------- ---------------- --------------
                                                     $110,223       $103,698          $9,996
   -------------------------------------------- ---------------- ---------------- --------------
   Operating profit (loss)
   MXL                                               $ (2,593)     $    (280)         $  180
   Five Star                                            3,244          2,068             439(a)
   Corporate and other                                 (1,423)          (480)           (128)
   -------------------------------------------- ---------------- ---------------- --------------
                                                   $     (772)      $  1,308          $  491
   -------------------------------------------- ---------------- ---------------- --------------

         (a) Income related to equity in net income of Five Star

Additional information relating to the Company's business segments is as follows (in thousands):

                                                                December 31,
                                                              2004           2003
      ------------------------------------------------- -------------- --------------

      Total assets
      MXL                                                   $13,621        $14,261
      Five Star                                              40,277         36,622
      Corporate and other                                     6,576          2,755
      ------------------------------------------------- -------------- --------------
                                                            $60,474        $53,638
      ------------------------------------------------- -------------- --------------

                                                              Year Ended December 31,
                                                          2004         2003            2002
   ------------------------------------------------- ------------ ---------------- ------------

   Additions to property,
   plant, and equipment
   MXL                                                    $ 183      $ 1,135 (a)        $368
   Five Star                                                275          159               -
   ------------------------------------------------- ------------ ---------------- ------------
                                                           $458       $1,294            $368
   ------------------------------------------------- ------------ ---------------- ------------

   Depreciation and amortization
   MXL                                                   $ 616        $ 565             $510
   Five Star                                               110           28
   ------------------------------------------------- ------------ ---------------- ------------
                                                         $ 726        $ 593             $510
   ------------------------------------------------- ------------ ---------------- ------------


(a) Includes property, plant and equipment acquired from AOtec.

For the years ended December 31, 2004 and 2003, no customer accounted for 10% or more of the Company's sales. The Company's major customers of the MXL Segment accounted for the following percentage of total sales for the year ended December 31, 2002:

                                                          2002
                           --------------------- --- ---------------
                           --------------------- --- ---------------
                           A                              23%
                           B                              21%
                           C                               8%
                           --------------------- --- ---------------
                           --------------------- --- ---------------
                           Total                          52%

Information about the Company's net sales in different regions, which are attributable to countries based upon location of customers, is as follows (in thousands):

                                           Year Ended December 31,
                                       2004          2003         2002
   ------------------------------ ------------- ------------- --------------
   ------------------------------ ------------- ------------- --------------
   United States                      $107,644      $102,015        $8,264
   Far East                              1,288         1,230         1,266
   Other                                 1,291           453           466
   ------------------------------ ------------- ------------- --------------
   ------------------------------ ------------- ------------- --------------
                                      $110,223      $103,698        $9,996

All assets of the Company are in the United States.

14.      Related party transactions

(a) GPS provided certain administrative services to National Patent Development, including but not limited to tax and financial accounting, legal, human resources, employee benefits and insurance. The costs of these services were allocated to National Patent Development based on specific identification and, to the extent that such identification was not practical, on the basis of sales or other method which management believes to be a reasonable reflection of the utilization of services provided or the benefit received by National Patent Development. These allocations resulted in charges of $911,000, $680,000 and $321,000 being recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002, respectively. Allocated expenses in excess of amounts which reduced the receivable balance due from GPS (see (b) below) have been recorded as a capital contribution resulting in an increase in additional paid-in capital. The expenses allocated to National Patent Development for these services are not necessarily indicative of the expenses that would have been incurred if National Patent Development had been a separate, independent entity and had otherwise managed these functions.

GPS also provided legal, tax, business development, insurance and employee benefit administration services to Five Star pursuant to a management services agreement for a fee of up to $10,000 per month. The agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of any renewal thereof. The agreement was renewed for 2005. The management fee increased to $25,000 per month effective October 1, 2004. In addition Five Star agreed to reimburse GPS for $16,666 per month for Mr. Feldman's (GPS' Chief Executive Officer) service to the Company effective October 1, 2004. Prior to the Distribution, GPS transferred to National Patent Development the rights and obligations under the management services agreement with Five Star. Fees paid by Five Star to GPS under this agreement, which are included in selling, general and administrative expenses, totaled $132,000 and $100,000 for the years ended December 31, 2004 and 2003, respectively. At December 31, 2003 fees due to GPS, which are included in accounts payable and accrued expenses, amounted to $257,000.

GPS and National Patent Development have entered into contracts described below that will govern certain relationships between them. GPS and National Patent Development believe that these agreements are at fair market value and are on terms comparable to those that would have been reached in arm's-length negotiations had the parties been unaffiliated at the time of the negotiations.

Certain of National Patent Development's executive officers are also executive officers of GPS and will remain on GPS's payroll. The executive officers will not receive any salary from National Patent Development; however, they will provide National Patent Development with management services under a management agreement between GPS and National Patent Development. GPS charges National Patent Development a management fee to cover an allocable portion of the compensation of these officers, based on the time they spend providing services to National Patent Development, in addition to an allocable portion of certain other corporate expenses. Such fee amounted to $107,000 for the period subsequent to the spin-off through December 31, 2004.

In connection with the spin-off, National Patent Development entered into a separate management agreement with GPS pursuant to which National Patent Development will provide certain general corporate services to GPS. Under this management agreement, National Patent Development will charge GPS a management fee to cover an allocable portion of the compensation of its employees, based on the time they spend providing services to GPS, in addition to an allocable portion of corporate overhead related to services performed for GPS and its subsidiaries. Such fee amounted to $17,000 for the period subsequent to the spin-off through December 31, 2004.

Both management fees will be paid quarterly. Any disagreements over the amount of such fees will be subject to arbitration. Each of the management agreements will each have an initial term of three years, and after two years, will be terminable by both GPS and National Patent Development, upon six months prior written notice.

National Patent Development was included in GPS's consolidated income tax group and National Patent Development's tax liability was included in the consolidated federal income tax liability of GPS until the time of the spin-off. The Tax Sharing Agreement provides for tax sharing payments between GPS and National Patent Development for periods prior to the spin-off, so that National Patent Development will be generally responsible for the taxes attributable to its lines of business and entities comprising it and GPS will be generally responsible for the taxes attributable to its lines of business and the entities comprising it.

GPS and National Patent Development agreed that taxes related to intercompany transactions that are triggered by the National Patent Development spin-off will be generally allocated to GPS. GPS and National Patent Development agreed that joint non-income tax liabilities will generally be allocated between GPS and National Patent Development based on the amount of such taxes attributable to each group's line of business. If the line of business with respect to which the liability is appropriately associated cannot be readily determined, the tax liability will be allocated to GPS.

Under the distribution agreement that governed the spin-off of National Patent Development from GPS, GPS and National Patent Development each agreed that neither would take any action that might cause the spin-off of National Patent Development to not qualify as a tax-free distribution. Should one party take an action which causes the spin-off not to so qualify, then that party would be liable to the other for any taxes incurred by the other from the failure of the spin-off to qualify as a tax-free distribution.

(b) The receivable from GPS, which, except for the balance due at December 31, 2004, arose principally from cash advances by MXL, is non-interest bearing. Transactions affecting the receivable, together with the average balances, follow (in thousands):



                                                               Year Ended December 31,
                                                   ------------- -- -------------- -- --------------
                                                       2004             2003              2002
                                                   -------------    --------------    --------------

   Balance at beginning of period                     $    709          $10,116           $10,162
   Management fee and
   other charges from GPS (1)                             (559)            (717)             (446)
   Repayments                                           (1,032)         (10,000)
   Advances                                                882            1,310               400

   Contribution receivable from GPS                      5,000
   ----------------------------------------------- ------------- -- -------------- -- --------------
   Balance at end of period                            $ 5,000         $    709          $ 10,116
   ----------------------------------------------- ------------- -- -------------- -- --------------
   Average balance                                       $ 897          $ 7,734          $ 10,096

(1) Includes a management fee paid to GPS by MXL of $140,000 for the year ended December 31, 2004 and $240,000 for each of the fiscal years ended December 31, 2003 and 2002, respectively.

On October 17, 2003, GPS transferred 100% of the outstanding common stock in Valera (formerly Hydro Med Sciences, Inc.) valued at $6.5 million (based on an independent valuation) and 1,000,000 shares of common stock of Millennium with a quoted market price of $3.50 per share to MXL in repayment of $10 million of the receivable. MXL recorded the Valera investment at zero and the Millennium common shares at $3,500,000, representing their carrying amounts to GPS, and accounted for the excess of the $10,000,000 balance of the receivable over such carrying amounts as a distribution to GPS with a corresponding reduction of $6,500,000 in stockholders' equity.

The receivable from GPS was zero following the spin-off. In December 2004 GPS received certain proceeds of litigation and arbitration claims, out of which it had agreed on July 30, 2004 to make an additional capital contribution to National Patent Development (see Note 15). GPS made the capital contribution to National Patent Development in January 2005 to settle the receivable.

(c) In 2002, GPS and Redstorm Scientific, Inc. ("RSS") entered into an agreement pursuant to which GPS agreed to provide general business and administrative support to RSS. RSS is a privately held computational drug design company focused on utilizing bio-informatics and computer aided molecular design to assist pharmaceutical and biotechnology companies. GPS performed and completed all necessary services for RSS during the third quarter of 2002. In consideration for such services, RSS agreed to grant GPS a five-year option to purchase 500,000 shares of RSS common stock (an approximate 4% interest) at $1 per share. GPS also has an option to purchase additional equity in RSS upon the occurrence of certain events. GPS ascribed no value to the options, due to the adverse financial condition of RSS at that time. Michael Feldman is the Chief Executive Officer of RSS and owns approximately 25.5% of the outstanding common stock of RSS. Michael Feldman is the son of Jerome Feldman, Chief Executive Officer and a director of the Company and GPS.

In addition, Roald Hoffmann, a director of the Company and GPS, is also a director of RSS and has options to purchase shares of RSS common stock.

(d) On November 12, 2004, the Company entered into an agreement to borrow approximately $1,022,000 from Bedford Oak Partners, which is controlled by Harvey P. Eisen, a director of the Company, and approximately $568,000 from Jerome I. Feldman, who is Chairman and Chief Executive Officer of the Company, to exercise the option to purchase Series B Convertible Preferred shares of Valera. The loans bear interest at 6% per annum, mature on October 31, 2009, and are secured by all shares of Valera owned by the Company, including the purchased shares. The loans are required to be prepaid out of the proceeds received from the sale of the purchased shares or from any additional capital contribution received by the Company from GP Strategies out of proceeds received by GP Strategies from its claims relating to the Learning Technologies acquisition (see Note 15). Bedford Oak Partners and Jerome I. Feldman are entitled to receive 50% of any profit received by the Company from the sale of the Valera purchased shares.

In connection with the Spin-off, GP Strategies agreed to make an additional capital contribution to the Company in an amount equal to the first $5 million of any proceeds (net of litigation expenses and taxes incurred, if any), and 50% of any proceeds (net of litigation expenses and taxes incurred, if any) in excess of $15 million, received by GP Strategies from its claims relating to the Learning Technologies acquisition. Pursuant to such agreement, GP Strategies made a $5 million additional capital contribution to the Company on January 6, 2005. On January 11, 2005, the Company prepaid the loans, including accrued interest of approximately $16,000, to Bedford Oak Partners and Jerome I. Feldman out of such proceeds.

(e) Jerome I. Feldman, the Company's Chairman and Chief Executive Officer is also Chairman and Chief Executive Officer of GPS. Scott N. Greenberg, the Company's director and Chief Financial Officer is the President and the Chief Financial Officer of GPS. Andrea D. Kantor, the Company's Vice President and General Counsel, is the Vice President and General Counsel of GPS. Harvey P. Eisen, a director of the Company, is also a director of GPS.

15.      Litigation

On July 30, 2004, GPS agreed to make an additional capital contribution to National Patent Development, in an amount equal to the first $5 million of any proceeds (net of litigation expenses and taxes incurred, if any), and 50% of any proceeds (net of litigation expenses and taxes incurred, if any) in excess of $15 million, received with respect to the claims described below. GPS has received $13.7 million of net proceeds from such claims and, pursuant to such agreement, in January 2005 GPS made a $5 million additional capital contribution to National Patent Development.

On January 3, 2001, GPS commenced an action alleging that MCI Communications Corporation, ("MCI") MCI's Systemhouse subsidiaries ("Systemhouse"), and Electronic Data Systems Corporation, as successor to Systemhouse, ("EDS") committed fraud in connection with GPS's 1998 acquisition of Learning Technologies from the defendants for $24,300,000. GPS seeks actual damages in the amount of $117,900,000 plus interest, punitive damages in an amount to be determined at trial, and costs. Such damages are subject to reduction by the amount recovered in the arbitration.

The complaint, which is pending in the New York State Supreme Court, alleges that the defendants fraudulently induced GPS to acquire Learning Technologies by concealing the poor performance of Learning Technologies' United Kingdom operation. The complaint also alleges that the defendants represented that Learning Technologies would continue to receive new business from Systemhouse even though the defendants knew that the sale of Systemhouse to EDS was imminent and that such new business would cease after such sale. In February 2001, the defendants filed answers denying liability. No counterclaims against the plaintiffs have been asserted. Although discovery had not yet been completed, defendants made a motion for summary judgment, which was submitted in April 2002. The motion was denied by the court due to the MCI bankruptcy, but with leave to the other defendants to renew, as described below.

The defendants other than MCI then made an application to the court to stay the fraud action until a later-commenced arbitration, alleging breach of the acquisition agreement and of a separate agreement to refer business to General Physics on a preferred provider basis and seeking actual damages in the amount of $17,600,000 plus interest, is concluded. In a decision dated May 9, 2003, the court granted the motion and stayed the fraud action pending the outcome of the arbitration.

The arbitration hearings began on May 17, 2004 and concluded on May 24, 2004 before JAMS, a private dispute resolution firm. On September 10, 2004, the arbitrator issued an interim award in which she found that the sellers of Learning Technologies breached certain representations and warranties contained in the acquisition agreement. In a final award dated November 29, 2004, the arbitrator awarded GPS $12,273,575 in damages and $6,016,109 in interest. On December 30, 2004, EDS made a payment of $18,427,684, which included $138,000 of accrued interest, to GPS to satisfy its obligation under the arbitration award. The arbitration settlement, net of legal fees and expenses was held in escrow as of December 31, 2004. EDS subsequently agreed that the arbitration award is final and binding and that it will take no steps of any kind to vacate or otherwise challenge the award.

As a result of the conclusion of the arbitration, the state court has lifted the stay of the fraud claim against EDS. GPS is now proceeding with the fraud claim against EDS. On February 14, 2005, EDS filed a new motion for summary judgment dismissing GPS's fraud claim. GPS responded to the motion by March 17, 2005 and the motion was argued by the parties on April 4, 2005. The fraud action against MCI had been stayed as a result of the bankruptcy of MCI. In February 2004, the Bankruptcy Court lifted the stay so that the state court could rule on the merits of MCI's summary judgment motion. MCI has stated that it intends to ask the Bankruptcy Court to reinstate the stay.

National Patent Development is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition of National Patent Development.

16. GPS borrowings

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

(b) Pursuant to a Note and Warrant Purchase Agreement dated August 8, 2003, GPS issued and sold to four Gabelli funds $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the "Notes") and 937,500 warrants ("GP Warrants"), each entitling the holder thereof to purchase (subject to adjustment) one share of GPS's common stock. The aggregate purchase price for the Notes and GP Warrants was $7,500,000. GP Strategies and National Patent Development agreed to allocate to National Patent Development $1,875,000 of the $7,500,000 received for the Notes and Warrants. National Patent Development received the funds prior to the spin-off.

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

The Note and Warrant Purchase Agreement provided that, on completion of the spin-off, National Patent Development would issue warrants ("National Patent Development Warrants") to the holders of the GP Warrants. The National Patent Development Warrants entitle the holders to purchase, in the aggregate, a number of shares of National Patent Development common stock equal to 8% of the number of shares of such stock outstanding at completion of the spin-off. An aggregate of 1,423,887 National Patent Development Warrants were issued to the holders of the GP Warrants on December 4, 2004, and allocated among them pro-rata based on the respective number of GP Warrants held by them on such date.

The exercise price of the National Patent Development Warrants is $3.57, which represents 160% of the average closing price of the National Patent Development common stock over the 20 consecutive trading days commencing on the record date of the spin-off. The National Patent Development Warrants are exercisable at any time through August 2008. The National Patent Development Warrants have anti-dilution provisions similar to those of the GP Warrants. National Patent Development provided the holders of the National Patent Development Warrants with registration rights similar to those provided by GPS to the holders of the GP Warrant.

As the National Patent Development Warrants relate to a capital contribution by GPS, their issuance has been accounted for as an offsetting charge and credit to additional paid-in capital for $883,000, representing the estimated fair value of the warrants.

17.      Accounts payable and accrued expenses

Accounts payable and accrued expenses are comprised of the following at December 31, 2004 and 2003 (in thousands):

                                                   December 31,
                                             2004         2003
        ------------------------------------ ------------ ------------
        ------------------------------------ ------------ ------------
        Accounts payable                        $12,193      $11,983
        Accrued expenses                          1,634        1,152
        Due to GPS                                    -          257
        Other                                     1,559          312
        ------------------------------------ ------------ ------------
        ------------------------------------ ------------ ------------
                                                $15,386      $13,704

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

                                                    73
18.      Valuation and Qualifying Accounts

The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31 (in thousands):

                                                                                 Additions
                                              Balance at       Additional       Charged to
                                             Beginning of       Allowance         Costs &                       Balance at
                                                Period        Acquired (a)       Expenses      Deductions (b)  End of Period
------------------------------------------ ----------------- ---------------- ---------------- --------------- --------------
Year ended December 31, 2004:
Allowance for doubtful accounts                   739                 -               253            (686)            306
------------------------------------------ ----------------- ---------------- ---------------- --------------- --------------

Year ended December 31, 2003:
Allowance for doubtful accounts                    37               700               163            (161)            739
------------------------------------------ ----------------- ---------------- ---------------- --------------- --------------

Year ended December 31, 2002:
Allowance for doubtful accounts                    99                 -                16             (78)             37
------------------------------------------ ----------------- ---------------- ---------------- --------------- --------------

  (a) Represents the allowance for doubtful accounts of Five Star at date of consolidation.

  (b) Write-off of uncollectible accounts, net of recoveries.


19.      Selected Quarterly Financial Data


(Unaudited)                                              (in thousands, except per share data)
-------------------------------------- -----------------------------------------------------------------------
                                                                 Three months ended
                                         March 31,       June 30,         September 30,       December. 31,
                                              2004         2004               2004                2004
-------------------------------------- -------------- ---------------- -------------------- ------------------

Sales                                      $29,121        $29,604            $28,738              $22,760
Gross margin                                 4,765          5,405              4,955                4,944
-------------------------------------- -------------- ---------------- -------------------- ------------------
Net loss                                $     (297)      $ (1,366)       $      (548)        $     (2,318)
-------------------------------------- -------------- ---------------- -------------------- ------------------
Net loss per share:
Basic and Diluted                      $     (.01)    $      (.08)        $    (.03)           $    (.13)
                                       -----------    ------------        ----------           ----------


-------------------------------------- ----------------------------------------------------------------------


                                                                Three months ended
                                         March 31,       June 30,       September 30,       December. 31,
                                              2003         2003              2003                2003
-------------------------------------- -------------- --------------- ------------------- -------------------

Sales                                      $27,431        $26,494           $27,310             $22,463
Gross margin                                 4,671          4,552             5,267               5,092
-------------------------------------- -------------- --------------- ------------------- -------------------
Net income (loss)                        $     (48)     $     (35)        $      50           $     (71)
-------------------------------------- -------------- --------------- ------------------- -------------------
Net income (loss) per share:
Basic and Diluted                       $     .00      $      .00         $    .00           $    (.01)
                                        ---------      ----------         --------           ----------


                                  80
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None

ITEM 9A.        Controls and Procedures

         "Disclosure controls and procedures" are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These controls and procedures are designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

         Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

         During the year ended December 31, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART III

         The Company has adopted a Code of Ethics for directors, officers, and employees of the Company and its subsidiaries, including but not limited to the principal executive officer, the principal financial officer, the principal accounting officer or controller, or persons performing similar functions for the Company and its subsidiaries. The Code of Ethics and Conduct of Business Policy is available on the Company's website at www.npdc.com. A copy of this Code of Business Conduct and Ethics is also incorporated by reference into this report as Exhibit 14.1. If the Company makes any substantive amendment to the Code of Ethics or grants any waiver from a provision of the Code of Ethics for its executive officers or directors, the Company will disclose the nature of such amendment or waiver on its website at www.npdc.com. The Company will also provide a copy of such Code of Ethics and Code of Business Policy to any person upon written request made to the Company's Secretary in writing to the following address: National Patent Development Corporation, Attn: Secretary, 777 Westchester Avenue, White Plains, NY 10604, with a copy to National Patent Development Corporation, General Counsel at the same address.

All other information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the information under the captions "Directors and Executive Officers of the Registrant", "Executive Compensation", "Security Ownership of Certain Beneficial

Owners and Management and Related Stockholder Matters", "Certain Relationships and Related Transactions" and "Principal Accountant Fees and Services" in the Proxy Statement for the Company's 2005 Annual Meeting of Shareholders.


PART IV

Item 15:      Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:

         Financial Statements of National Patent Development Corporation and
         Subsidiaries:

                                                                          Page

         Report of Independent Registered Public Accounting Firm            35

         Consolidated Statements of Operations - Years ended December
         31, 2004, 2003 and 2002                                            36

         Consolidated Statements of Comprehensive Income (Loss) -
         Years ended December 31, 2004, 2003 and 2002                       36

         Consolidated Balance Sheets - December 31, 2004 and 2003           37

         Consolidated Statements of Cash Flows - Years ended December
         31, 2004, 2003 and 2002                                            38

         Consolidated Statements of Changes in Stockholders' Equity -
         Years ended December 31, 2004, 2003 and 2002                       40

         Notes to Consolidated Financial Statements                         42

(a)(2) Schedules have been omitted because they are not required or are not applicable, or the required information has been included in the financial statements or the notes thereto.

(a)(3)   See accompanying Index to Exhibits

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                     NATIONAL PATENT DEVELOPMENT CORPORATION



Dated:  April 14, 2005                             Jerome I. Feldman
                                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signatures                                                Title





Date:    April 14, 2005           Jerome I. Feldman
                                  Chairman and Chief Executive Officer
                                 (Principal Executive Officer)


Date:    April 14, 2005           Scott N. Greenberg
                                  Chief Financial Officer and Director
                                  (Principal Financial and Accounting Officer)


Date:    April 14, 2005           Harvey P. Eisen
                                  Director


Date:    April 14, 2005           Roald Hoffmann
                                  Director


Date:    April 14, 2005           Ellen Havdala
                                  Director


Date:    April 14, 2005           Thomas C. Kinnear
                                  Director


Date:    April 14, 2005           Talton R. Embry
                                  Director

                                  EXHIBIT INDEX


       Number                               Description


        2.1 Form of Distribution Agreement between GP Strategies Corporation and the Registrant. Incorporated herein by reference to Exhibit 2.1 of the Registrant's Form S-1, Registration No. 333-118568.

        3.1 Form of Amended and Restated Certificate of Incorporation of National Patent Development Corporation. Incorporated herein by reference to Exhibit 3.1 of the Registrant's Form S-1, Registration No. 333-118568.

        3.2 Amended and Restated Bylaws of National Patent Development Corporation. Incorporated herein by reference to Exhibit 3.2 of the Registrant's Form S-1, Registration No. 333-118568.

        4.1 Form of certificate representing shares of common stock, par value $0.01 per share, of National Patent Development Corporation. Incorporated herein by reference to Exhibit 4.1 of the Registrant's Form S-1, Registration No. 333-118568.

        4.2 Form of National Patent Development Corporation Warrant Certificate dated August 14, 2003. Incorporated herein by reference to Exhibit 10.03 of GP Strategies Corporation Form10-Q for the quarter ended June 30, 2003.

        10.1 Form of Management Agreement between GP Strategies Corporation and the Registrant. Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form S-1, Registration No. 333-118568.

        10.2 Form of Management Agreement between the Registrant and GP Strategies Corporation. Incorporated herein by reference to
                   Exhibit 10.2 of the Registrant's Form S-1, Registration No. 333-118568.

        10.3 Financing and Security Agreement dated August 13, 2003 by and between General Physics Corporation, MXL Industries, Inc. and Wachovia Bank, National Association. Incorporated herein by reference to Exhibit 10.10 of GP Strategies Corporation Form 10-Q for the quarter ended June 30, 2003.

        10.4 Form of Tax Sharing Agreement between GP Strategies Corporation and the Registrant. Incorporated herein by reference to Exhibit 10.2 of the Registrant's Form S-1, Registration No. 333-118568.

        10.5 Note and Warrant Purchase Agreement, dated as of August 8, 2003, among GP Strategies Corporation, the Registrant, MXL Industries, Inc., Gabelli Funds, LLC, as Agent, and the Purchasers listed in Schedule 1.2 thereof. Incorporated herein by reference to Exhibit 10 of GP Strategies Form 10-Q for the quarter ended June 30, 2003.

        10.6 Registration Rights Agreement dated August 14, 2003 between the Registrant and Gabelli Funds, LLC. Incorporated herein by reference to Exhibit 10.06 to GP Strategies' Form 10-Q for the quarter ended June 30, 2003.

        10.7 Mortgage, Security Agreement and Assignment of Leases dated August 14, 2003, between GP Strategies Corporation and Gabelli Funds, LLC. Incorporated herein by reference to
                   Exhibit 10.04 of GP Strategies Corporation Form 10-Q for the quarter ended June 30, 2003.

        10.8 Indemnity Agreement dated August 14, 2003 by GP Strategies Corporation for the benefit of the Registrant and MXL Industries, Inc. Incorporated herein by reference to Exhibit
                   10.07 of GP Strategies Corporation Form 10-Q for the quarter ended June 30, 2003.

        10.9 National Patent Development Corporation 2003 Incentive Stock Plan. Incorporated herein by reference to Exhibit 10.8 of the Registrant's Form S-1, Registration No. 333-118568.

        10.10 Employment Agreement, dated as of November 28, 2001, between Charles Dawson and Five Star Group, Inc. Incorporated herein by reference to Exhibit 10.12 of Five Star Products, Inc. Form 10-K for the year ended December 31, 2001.

        10.11 Loan and Security Agreement dated as of June 20, 2003 by and between Five Star Group, Inc. and Fleet Capital Corporation. Incorporated herein by reference to Exhibit 10.1 of Five Star Products, Inc. Form 10-Q for the quarter ended June 30, 2003.

        10.12 First Modification Agreement dated as of May 28, 2004 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender. Incorporated herein by reference to
                   Exhibit 10.11 of Five Star Products, Inc. Form 10-K for the year ended December 31, 2004.

        10.13 Second Modification Agreement dated as of March 22, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender. Incorporated herein by reference to Exhibit 10.12 of Five Star Products, Inc. Form 10-K for the year ended December 31, 2004.

        10.14 Agreement of Subordination & Assignment dated as of June 20, 2003, by JL Distributors, Inc. in favor of Fleet Capital Corporation as Lender to Five Star Group, Inc. Incorporated herein by reference to Exhibit 10.1 of Five Star Products, Inc. Form 10-Q for the quarter ended June 30, 2003.

        10.15 Amended Note in the amount of $2,800,000 dated December 19, 2003, between the Five Star Products, Inc. and GP Strategies Corporation. Incorporated herein by reference to Exhibit
                   10.11 of Five Star Products, Inc. Form 10-K for the year ended December 31, 2003.

        10.16 Agreement dated as of January 22, 2004, between Five Star Products, Inc. and GP Strategies Corporation. Incorporated herein by reference to Exhibit 99(d) of Five Star Products, Inc. Schedule TO filed on February 6, 2004.

        10.17 Tax Sharing Agreement dated as of February 1, 2004 between Five Star Products, Inc. and GP Strategies Corporation. Incorporated herein by reference to Exhibit 10.19 of Five Star Products, Inc. Form 10-K for the year ended December 31, 2003.

        10.18 Lease dated as of February 1, 1986 between Vernel Company and Five Star Group, Inc., as amended on July 25, 1994. Incorporated herein by reference to Exhibit 10.6 of Five Star Products, Inc. Form 10-K for the year ended December 31, 1998.

        10.19 Lease dated as of May 4, 1983 between Vornado, Inc., and Five Star Group, Inc. Incorporated herein by reference to Exhibit
                   10.7 of Five Star Products, Inc. Form 10-K for the year ended December 31, 1998.

        10.20 Credit Agreement dated March 8, 2001 by and between Allfirst Bank and MXL Industries, Inc. Incorporated herein by reference to Exhibit 10.14 of the Registrant's Form S-1, Registration No. 333-118568.

        10.21 Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated June 26, 2001 by MXL Industries, Inc. to LaSalle Bank National Association. Incorporated herein by reference to Exhibit 10.15 of the Registrant's Form S-1, Registration No. 333-118568.

        10.22 Credit Agreement dated March 1, 2005 by and between M&T Bank and MXL Industries, Inc. *

        10.23 Continuing Guaranty Agreement dated March 1, 2005 by the Registrant for the benefit of M&T Bank. *

        10.24 Amended and Restated Investor Rights Agreement dated as of May 30, 2003 by and among Hydro Med Sciences and certain Institutional Investors. Incorporated herein by reference to
                   Exhibit 10.34 of GP Strategies' Form 10-K for the year ended December 31, 2003.

        10.25 Amended and Restated Investor Right of First Refusal and Co-Sale Agreement dated as of May 30, 2003 by and among Hydro Med Sciences, Inc. and certain Institutional Investors. Incorporated herein by reference to Exhibit 10.35 of the GP Strategies' Form 10-K for the year ended December 31, 2003.

        10.26 Stock Purchase Option Agreement dated as of June 30, 2004 by and among GP Strategies Corporation, National Patent Development Corporation, Valera Pharmaceuticals Inc. and certain Institutional Investors. Incorporated herein by reference to Exhibit 10.17 of the Registrant's Form S-1, Registration No. 333-118568.

        10.27 Note Purchase Agreement dated as of November 12, 2004 by and between the Registrant, Bedford Oak Partners L.P. and Jerome Feldman. *

        10.28 The Registrant's 6% Secured Note due 2009 dated as of November 12, 2004. *

        10.29 Consulting and Severance Agreement dated as of July 1, 2004 between MXL Industries, Inc. and Steve Cliff *

        10.30 Consulting and Severance Agreement dated as of September 20, 2004 between MXL Industries, Inc. and Frank Yohe *

        14.1       Code of Ethics Policy. *

        18         Not Applicable

        19         Not Applicable

        20         Not Applicable

        21.1       Subsidiaries of the Registrant *

        23.1       Not Applicable

        28         Not Applicable

        31.1       Certification of Chief Executive Officer *

        31.2       Certification of Chief Financial Officer *

        32.1       Certification Pursuant to 18 U.S.C. Section 1350 *

*  Filed herewith