Form 10-K/A
period 2004-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 2005-05-02
CIK 1279715

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

                                 Amendment No. 1


[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended                          December 31, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934

For the transition period from                             to ________________

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

Securities registered pursuant to Section 12(g) of the Act:
                    (Title of Class)              Common Stock, $.01 Par Value


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

Indicate by check mark whether the registrant is an accelerated filer.Yes   No X

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

The number of shares outstanding of each of the Registrant's Common Stock and Class B Stock as of March 29, 2005:
                  Class                                          Outstanding

Common Stock, par value $.01 per share                       17,799,945 shares

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                EXPLANATORY NOTE

On March , 2005, National Patent Development Corporation (the "Company") filed with the Securities and Exchange Commission ("SEC") its Annual Report on Form 10-K for the year ended December 31, 2004 (the "Initial Form 10-K"). In accordance with the SEC rules, the Company incorporated by reference Part III of the Initial Form 10-K from the Proxy Statement to be filed by the Company in connection with its 2005 Annual Stockholders' Meeting, which the company anticipated filing on or before April 30, 2005. Since filing the initial Form 10-K, the company has determined that it will not file its Proxy Statement prior to the April 30 deadline and, in accordance with SEC rules, must file an amendment to its Initial Form 10-K to include the disclosures required by Part III of Form 10-K. This Amendment No. 1 on Form 10-K/A amended Part III of the Initial Form 10-K in order to include those disclosures required by Part III of Form 10-K.

PART III


Item 10.        Directors and Executive Officers of the Registrant

         Jerome I. Feldman has been Chairman of the Board and Chief Executive Officer of the Company since August 2004. He is founder and since 1959 has been Chief Executive Officer and a Director of the GP Strategies Corporation ("GPS") and Chairman of the Board since 1999. He was President of GPS from 1959 until 2001. He has been Chairman of the Board of Five Star Products, Inc. ("Five Star"), a paint and hardware distributor, since 1994; a Director of GSE Systems, Inc. ("GSE"), a global provider of real-time simulation and training solutions, since 1994; Chairman of the Board of GSE since 1997; and a director of Valera Pharmaceuticals, Inc. ("Valera"), a specialty pharmaceutical company, since January 2005. Mr. Feldman is also Chairman of the New England Colleges Fund and a Trustee of Northern Westchester Hospital Foundation. Age 76.

         Harvey P. Eisen has been a Director of the Company since August 2004. He has been Chairman and Managing Member of Bedford Oak Management, LLC since 1998. Prior thereto, Mr. Eisen served as Senior Vice President of Travelers, Inc. and of Primerica prior to its merger with Travelers in 1993. Mr. Eisen has over thirty years of asset management experience, is often consulted by the national media for his views on all phases of the investment marketplace, and is frequently quoted in The Wall Street Journal, The New York Times, PensionWorld, U.S. News & World Report, Financial World and Business Week, among others. Mr. Eisen also appears regularly on such television programs as Wall Street Week, CNN, and CNBC. Mr. Eisen is a trustee of the University of Missouri Business School where he established the first accredited course on the Warren Buffet Principles of Investing. Mr. Eisen has also been a Director of GPS since 2002. He is also a trustee of Rippowam Cisqua School in Bedford, New York and the Northern Westchester Hospital Center. Age 62.

         Scott N. Greenberg has been Chief Financial Officer and a Director of the Company since August 2004. He has been a Director of GPS since 1987 and President and Chief Financial Officer since 2001. He was Executive Vice President and Chief Financial Officer from 1998 to 2001, Vice President and Chief Financial Officer from 1989 to 1998, and Vice President, Finance from 1985 to 1989. He has been a director of GSE since 1999 and was a director of Five Star from 1998 to 2003 and a Director of Valera until January 2005. Age 48.

         Roald Hoffmann has been a Director of the Company since August 2004. He has been the Frank H. T. Rhodes Professor of Humane Letters and Professor of Chemistry since 2001, and from 1974 to 2001 was the John Newman Professor of Physical Science at Cornell University. Dr. Hoffmann is a member of the National Academy of Sciences and the American Academy of Arts and Sciences. In 1981, he shared the Nobel Prize in Chemistry with Dr. Kenichi Fukui. He was a director of GPS until June 2005. Age 68.

         Ellen Havdala has been a Director of the Company since August 2004. She is a Managing Director of Equity Group Investments, L.L.C., an affiliate of EGI
- Fund (02-04) Investors, L.L.C. Ms. Havdala joined Equity in 1990 as a member of the Zell/Chilmark Fund, L.P. During her tenure at Equity and its affiliated companies, she has served as Vice President of Scott Sports Group, Inc. and Executive Vice President of Equity International Properties, Ltd. Age 38.

        Thomas C. Kinnear has been a Director of the Company since August 2004. He is Eugene Applebaum Professor of Entrepreneurial Studies, Executive Director of the Samuel Zell and Robert H Lurie Institute for Entrepreneurial Studies, and Professor of Marketing at the University of Michigan Business School. Mr. Kinnear has worked in consulting and executive development for firms such as:
Aetna, Amgen, AT&T, Alcatel, Chrysler, Domino's Pizza, Inc., Eli Lilly, General Motors, General Electric, Helmac Products, Kodak, L'Air Liquide (France), Mann + Hummel, and Travelers. He also has served or is serving as a member of the Board of Directors or Corporate Advisory Boards for several companies and community organizations including: Avail Networks, Inc., Bard Manufacturing, Inc., Bluegill Technologies, Inc., Copernicus, Inc., Domino's Pizza, Inc., Ecliptic Systems, Inc., Greenhills School, Helmac Products, Inc., Interpretive Software, Inc., Network Express, Inc., and TAL Materials. Age 61.

        Talton R. Embry has been a Director of the Company since August 2004. He has been Chairman of Magten Asset Management Corp. since 1978. Mr. Embry is a director of First Union Real Estate Equity and Mortgage Investments and ORBIMAGE, Inc. He was formerly co-chairman and a director of Revco Drug Stores (now CVS Corp.). He has been a director of Anacomp, BDK Holdings, Capsure Holdings (now CAN Surety), Combinued Broadcasting, Salant, Texscan, Thermadyne, Varco International and Westpoint Stevens. Age 58.

         Andrea D. Kantor has been the Vice President and General Counsel of the Company since August 2004. Ms. Kantor has been Vice President and General Counsel of GPS since 2001, and was Vice President and Corporate Counsel from 1999 to 2001, and Associate General Counsel from 1988 to 1999. She has been a director of GSE since 2003. Ms. Kantor practiced law as a corporate associate in New York City at Schulte Roth & Zabel LLP, and prior to that at Sidley Austin Brown & Wood LLP. Ms. Kantor is a member of the Association of the Bar of the City of New York and a member of the Corporate and Securities Law Committee of the American Corporate Counsel Association. Age 47.

         Charles Dawson has been President of Five Star Products since January 2002 and Vice President and a director of Five Star since 1999. Since 1993, Mr. Dawson has held several managerial positions with Five Star. Age 49.

Compliance with Section 16(a) of the Exchange Act

 Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's securities, to file reports of ownership and changes in ownership with the SEC and to furnish copies of such reports to the Company.

 Based solely on its review of copies of such reports for 2004, the Company believes that during 2004, all reports applicable to its officers, directors and greater than 10% beneficial owners were filed on a timely basis.

Audit Committee

 The Company has established an Audit Committee of the Board of Directors consisting of Messrs. Kinnear, Hoffman and Embry. The Board of Directors has determined that Mr. Kinnear qualifies as audit committee financial expert under applicable SEC regulations and all that all members satisfy the independence requirements of the SEC.

Code of Ethics

       The Company has adopted a Code of Business Conduct and Ethics for directors, officers, and employees of the Company and its subsidiaries, including but not limited to the principal executive officer, the principal financial officer, the principal accounting officer or controller, or persons performing similar functions for the Company and its subsidiaries. The Code of Ethics and Conduct of Business Policy is available on the Company's website at www.npdc.com. A copy of this Code of Business Conduct and Ethics is also incorporated by reference into this report as Exhibit 14.1. If the Company makes any substantive amendment to the Code of Ethics or grants any waiver from a provision of the Code of Ethics for its executive officers or directors, the Company will disclose the nature of such amendment or waiver on its website at www.npdc.com. The Company will also provide a copy of such Code of Ethics and Code of Business Policy to any person upon written request made to the Company's Secretary in writing to the following address: National Patent Development Corporation, Attn: Secretary, 777 Westchester Avenue, White Plains, NY 10604, with a copy to National Patent Development Corporation, General Counsel at the same address.

Item 11.       Executive Compensation

General

 The following table and notes present the aggregate compensation paid in 2004 by Five Star to its president, who is considered an executive officer of the Company. The Company's other executive officers have not received any significant salary or bonus from the Company or any of its subsidiaries. Such officers provide certain services to the Company pursuant to the provisions of the management agreement with GP Strategies and the cost of these services is allocated to the Company. See "Item 13. Certain Relationships and Related Transactions."


                           SUMMARY COMPENSATION TABLE

                                                                              Annual
                                                                            Compensation
                                                                 Salary                 Bonus           All Other
Name and Principal Position                           Year          ($)                  ($)               ($)
------------------------------------------------ --------------- ---------------- ------------------ ----------------
------------------------------------------------ --------------- ---------------- ------------------ ----------------

Charles Dawson                                        2004       251,933                55,000           1,170(1)
President of Five Star Products, Inc.                 2003         234,018              40,000             695(1)
                                                      2002         226,615              20,000             602(1)

(1) Consists of executive life insurance premiums.

Option Grants in 2004

No options were granted to the named executive officers in 2004.

Directors Compensation

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

Employment Agreements

 Charles Dawson. As of November 28, 2001, Charles Dawson and Five Star entered into an employment agreement pursuant to which Mr. Dawson is employed as President of Five Star for a period commencing January 1, 2002 until December 31, 2005, (the "Employment Term"), unless sooner terminated.

 Commencing January 1, 2002, Mr. Dawson's base salary is $225,000, with annual increases of at least 3% effective on the second year of the Employment Term. Mr. Dawson will receive a target bonus of $100,000, calculated based upon the following two components: (1) earnings growth of Five Star and (2) an achievement by Five Star of certain goals, weighted 75% and 25% respectively. Mr. Dawson's target bonus for the years 2004 and 2005, will be $120,000, and $130,000, respectively, which will be determined by components and weighting factors based upon the goals and objectives of Five Star, mutually agreed upon. Pursuant to the employment agreement, Five Star granted Mr. Dawson under Five Star's option plan, five-year options to purchase 150,000 shares of Five Star's common stock at an exercise price of $0.14 per share. Such options vest 20% per annum, commencing on November 28, 2001. Five Star is also required to provide Mr. Dawson with an automobile.

 Five Star may terminate the employment agreement for cause which is defined as
(i) breach by Mr. Dawson of any of the terms of the employment agreement, provided that Five Star has given fifteen days notice prior to termination for any breach of any of the terms of the employment agreement which are capable of cure, (ii) gross neglect by Mr. Dawson of his duties continuing for 30 days after written warning issued to Mr. Dawson setting forth the conduct constituting such gross neglect, (iii) conviction of Mr. Dawson for any felony or any crime involving moral turpitude, (iv) the conviction of Mr. Dawson of any offense involving the property of Five Star or any of its affiliates,(v) the commission by Mr. Dawson of any act of fraud or dishonesty, (vi) the engagement by Mr. Dawson in misconduct resulting in serious injury to Five Star, or (vii) the physical or mental disability of Mr. Dawson, whether totally or partially, if he is unable to perform substantially his duties for a period of (i) two consecutive months or (ii) shorter periods aggregating three months during any twelve month period, such termination to be effective thirty days after written notice of such decision delivered to Mr. Dawson. If Mr. Dawson is terminated for cause, he shall not be entitled to any compensation, including without limitation, the bonus, if any, after the date of termination for the year in which the termination takes place. If Mr. Dawson's employment is terminated by his death or disability, Five Star is required to pay Mr. Dawson his base salary then in effect for the month during which termination occurred, and four months thereafter. In the event that termination occurs more than six months after the start of the then-current contract year, Mr. Dawson shall receive a bonus for that year prorated through the date of termination.

 If Five Star terminates the employment agreement for any reason, other than those set forth in the employment agreement, Five Star is obligated to continue to pay Mr. Dawson's base salary as then in effect for the period commencing from the date of termination and ending on the termination date of the employment agreement and shall only be obligated to pay the Bonus, if any, through the date of termination on a pro rata basis.


Item 12.         Security Ownership of Certain Beneficial Owners and Management


                             PRINCIPAL STOCKHOLDERS

         The following table sets forth the number of shares of Common Stock beneficially owned as of March 18, 2005 by each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Class B Stock or Common Stock.


      Name and Address                     Amount and Nature of       Percent of
     of Beneficial Owner                   Beneficial Ownership         Class

  Bedford Oak Partners, L.P.                 2,431,500 shares(1)       13.7%
  100 South Bedford Road
  Mt. Kisco, NY 10549

  Gabelli Asset Management, Inc.             1,869,445 shares(2)       10.5%
  One Corporate Center
  Rye, NY 10580

  EGI-Fund (02-04) Investors, L.L.C.         1,390,000 shares(3)        7.8%
  Two N. Riverside Plaza
  Chicago, IL 60606

  Caxton International Limited               1,144,850 shares(4)        6.4%
  315 Enterprise Drive
  Plainsboro, NJ 08536

----------

   (1) Based on a Schedule 13G/A filed jointly by Bedford Oak Partners, L.P. ("Bedford Oak"), Bedford Oak Advisors, LLC and Harvey P. Eisen with the Securities and Exchange Commission ("SEC") on February 15, 2005. Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak Advisors, LLC, the investment manager of Bedford Oak.

    (2) Based on a Schedule 13D filed jointly by Gabelli Funds, LLC, GAMCO Investors, Inc. , MJG Associates, Inc., Gabelli Group Capital Partners, Inc. , Gabelli Asset Management, Inc. and Mario J. Gabelli with the SEC on December 7, 2004. Mario Gabelli directly or indirectly controls or acts as chief investment officer for these entities. Includes 1,423,887 shares estimated to be issuable upon exercise of warrants to purchase shares of National Patent Development common stock. See "Description of Warrants."

    (3) Based on a Schedule 13D filed jointly by EGI-Fund (02-04) Investors, L.L.C. (EGI"), EGI-Managing Member (02-04), L.L.C., ("EGI-Managing Member"), SZ Investments, L.L.C. ("SZ Investments") and Chai Trust Company, L.L.C. ("Chai Trust") with the SEC on December 1, 2004 and information supplied by such entities. EGI-Managing Member is the managing member of EGI and SZ Investments is the managing member of EGI-Managing Member. Samuel Zell is the President of EGI, EGI-Managing Member and SZ Investments. SZ Investments is indirectly owned by various trusts established for the benefit of Samuel Zell and his family. The trustee of each of those trusts is Chai Trust, an Illinois limited liability company.

    (4) Based on a Schedule 13G/A filed jointly by Caxton International Limited, Caxton Associates, L.L.C., Bruce S. Kovner, Caxton Equity Growth (BVI) Ltd. and Caxton Equity Growth LLC. Mr. Kovner is Chairman of Caxton Corporation with the SEC on December 3, 2004. Caxton Corporation is the manager and majority owner of Caxton Associates.

          SECURITY OWNERSHIP OF DIRECTORS AND NAMED EXECUTIVE OFFICERS

 The following table sets forth the beneficial ownership of National Patent Development common stock by each National Patent Development director, each of National Patent Development's executive officers, and all National Patent Development directors and executive officers as a group.


                                             Total Number
                                             of Shares of            Percent of
                                              Common stock             Common
                                              Beneficially             Stock
                        Name                      Owned                Owned

      Harvey P. Eisen.............               2,433,901(1)          13.7%
      Jerome I. Feldman...........                 601,108(2)           3.4%
      Scott N. Greenberg..........                  33,086(3)            *
      Roald Hoffmann..............                   2,746               *
      Ellen Havdala...............                    -   (4)            *
      Andrea D. Kantor............                      74(5)            *
      Charles Dawson..............                    -                  *
      Thomas C. Kinnear........                       -                  *
      Talton R. Embry...........                      -                  *
      Directors and Executive Officers
       as a Group  (9 persons)....               3,071,459 (4)(6)      17.5%
----------
  *The number of shares owned is less than one percent of the outstanding shares.

   (1) Includes 2,431,500 shares of common stock beneficially owned by Bedford Oak. Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak Advisors, LLC, the investment manager of Bedford Oak. See footnote 1 to Principal Stockholders Table.

   (2) Includes 1,173 shares of common stock held by members of Mr. Feldman's family, and 4,385 shares of common stock allocated to Mr. Feldman's account pursuant to the provisions of the GP Retirement Savings Plan (the "GP Plan"). Mr. Feldman disclaims beneficial ownership of the 1,173 shares of common stock held by members of his family.

   (3) Includes 4,000 shares of common stock held by members of Mr. Greenberg's family, and 6,027 shares of common stock allocated to Mr. Greenberg's account pursuant to the provisions of the GP Plan. Mr. Greenberg disclaims beneficial ownership of the 4,000 shares of common stock held by members of his family.

   (4) Does not include 1,390,000 shares of common stock beneficially owned by EGI Purchaser. Ms. Havdala does not have voting or dispositive power over such shares and thus does not have beneficial ownership of such shares.

   (5) Includes 74 shares of common stock allocated to Ms. Kantor's account pursuant to the provisions of the GP Plan.

   (6) Includes 10,486 shares of common stock allocated pursuant to the provisions of the GP Plan.

                      EQUITY COMPENSATION PLAN INFORMATION

 The following is information as of December 31, 2004 about shares of Company Common Stock that may be issued upon exercise of options under the Company's 2003 Incentive Stock Plan. For a description of the material terms of the Company's 2003 Incentive Stock Plan, see Note 11 to the Notes to the Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 2004.


Plan category                   Number of securities       Weighted-average           Number of securities
                                to be issued upon          exercise price of          remaining available for
                                exercise of                outstanding options,       future issuance under
                                outstanding options,       warrants and rights        equity compensation
                                warrants and rights                                   plans (excluding securities
2003 Incentive Stock Plan                                             (b)             reflected in column(a)
                                           (a)                                                      (c)
------------------------------- -------------------------- -------------------------- ---------------------------------
------------------------------- -------------------------- -------------------------- ---------------------------------
Equity compensation                                                    -
plans approved
by security holders                         0                                                    1,750,000
------------------------------- -------------------------- -------------------------- ---------------------------------
------------------------------- -------------------------- -------------------------- ---------------------------------
Total                                       0                          -                         1,750,000


Item 13. Certain Relationships and Related Transactions

    On August 8, 2003, pursuant to a Note and Warrant Purchase Agreement, GP Strategies issued and sold to Gabelli Asset Management, Inc. $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the "Notes") and 937,500 warrants ("GP Warrants"), each entitling the holder thereof to purchase (subject to adjustment) one share of GP Strategies' common stock. The aggregate purchase price for the Notes and GP Warrants was $7,500,000. Gabelli Asset Management, Inc. beneficially owns approximately 8.0% of GP Strategies' common stock based on a Schedule 13D filed with the SEC on August 20, 2003. See "Principal Stockholders".

    The Notes mature August 2008 with interest at the rate of 6% per annum payable semi-annually commencing on December 31, 2003. The Notes are secured by a mortgage on GP Strategies' former property located in Pawling, New York that was contributed to MXL Industries, Inc. ("MXL") in connection with the spin-off (the "Spin-Off") of the Company, which occurred on November 24, 2004. MXL, which is now a subsidiary of the Company, assumed the mortgage, but without liability for repayment of the Notes or any other obligations of GP Strategies under the Note and Warrant Purchase Agreement (other than foreclosure on the property). If there is a foreclosure on the mortgage for payment of the Notes, GP Strategies has agreed to indemnify MXL for the loss of the value of the property.

    At any time that less than $1,875,000 principal amount of Notes are outstanding, GP Strategies may defease the obligations secured by the mortgage and obtain a release of the lien of the mortgage by depositing with an agent for the Noteholders bonds or government securities with an investment grade rating by a nationally recognized rating agency which, without reinvestment, will provide cash on the maturity date of the Notes in an amount not less than the outstanding principal amount of the Notes.

    The GP Warrants had an initial exercise price of $8.00 per share (adjusted to $6.14 per share as a result of the Spin-Off) and are exercisable at any time until August 2008. The exercise price of the GP Warrants was adjusted to take into account the Spin-Off and issuance of the NPDC Warrants described below by multiplying the exercise price of the GP Warrants in effect immediately prior to the Spin-Off by a fraction, the numerator of which is the average closing price of GP Strategies' common stock over the 20 consecutive trading days commencing on the record date of the Spin-Off, and the denominator is the sum of the average closing prices of GP Strategies' common stock and the Company's common stock over the same period (based on the issuance in the Spin-Off of one share of the Company common stock for each share of GP Strategies' common stock or Class B Stock held). The exercise price may be paid in cash, by delivery of Notes, or a combination of the two. The GP Warrants contain anti-dilution provisions for stock splits, reorganizations, mergers, and similar transactions.

    GP Strategies filed a registration statement to register the resale of the shares of the common stock issuable on exercise of the GP Warrants, and has agreed to certain other registration rights in favor of the holders of the GP Warrants. On December 8, 2003, a registration statement covering the resale of the shares of common stock issuable on exercise of the GP Warrants was declared effective by the Securities and Exchange Commission.

    Pursuant to the Note and Warrant Purchase Agreement, on completion of the Spin-Off, the Company issued warrants ("NPDC Warrants") to the holders of the GP Warrants. The NPDC Warrants entitle the holders to purchase, in the aggregate, a number of shares of the Company common stock equal to 8% of the number of shares outstanding at completion of the Spin-Off, subject to reduction for any GP Warrants exercised prior to the Spin-Off. An aggregate of 1,423,887 NPDC Warrants were issued to the holders of the GP Warrants on December 4, 2004, and allocated among them pro-rata based on the respective number of GP Warrants held by them on such date. The exercise price of the NPDC Warrants is $3.57, which is 160% of the average closing price of the Company's common stock over the 20 consecutive trading days commencing on the record date of the Spin-Off. The NPDC Warrants are exercisable until August 2008. The NPDC Warrants have anti-dilution provisions similar to those contained in the GP Warrants. The Company has agreed to provide the holders of the NPDC Warrants with registration rights similar to those provided by GP Strategies to the holders of the GP Warrants.

    On October 8, 2003, GP Strategies exchanged $500,000 principal amount of the then $3,500,000 Senior Unsecured 8% Note due June 30, 2005, as amended of Five Star (the "Five Star Note") for 2,000,000 shares of Five Star common stock, reducing the outstanding principal amount of the Five Star Note to $3,000,000, and increasing GP Strategies' ownership of Five Star common stock to approximately 54% of the then outstanding shares (the "Five Star Acquisition"). In consideration for GP Strategies' agreeing to exchange the debt for common stock at a conversion price of $0.25 per share, which was more than twice the $0.11 closing market price of Five Star's common stock on the day prior to approval of the transaction, Five Star agreed to terminate the voting agreement between Five Star and GP Strategies. The voting agreement, which by its terms would in any case have terminated on June 30, 2004, provided that GP Strategies
(i) would vote its shares of Five Star common stock so that not more than 50% of the members of Five Star's board of directors would be officers or directors of GP Strategies and (ii) would vote on matters other than the election of directors in the same proportion as Five Star's other shareholders. The transaction was approved by a Special Committee of Five Star's board of directors; the Special Committee consisted of an independent non-management director who is unaffiliated with GP Strategies.

    On June 20, 2003, GP Strategies entered into an Agreement of Subordination and Assignments (the "Subordination Agreement") with Five Star and its lenders that permitted the annual repayment of principal on the Five Star Note. Pursuant to the provisions of the Subordination Agreement, GP Strategies received partial repayments from Five Star in the aggregate amount of $1,200,000 from June 20, 2003 through December 31, 2003. As noted above, pursuant to the Five Star Acquisition, GP Strategies also exchanged $500,000 principal amount of the Five Star Note for 2,000,000 shares of Five Star common stock. The Five Star Note and all the shares of Five Star common stock owned by GP Strategies, along with GP Strategies' rights under the Subordination Agreement, were transferred to the Company on July 30, 2004. The balance of the Five Star Note decreased from $4,500,000 as of December 31, 2002 to $2,800,000 as of December 31, 2003 and
2004.

    On February 6, 2004, Five Star announced an issuer tender offer through which it would repurchase up to 5,000,000 shares, or approximately 30% of its common stock currently outstanding, at $0.21 per share, originally set to expire on March 16, 2004. On March 17, 2004, Five Star announced that it had increased the price it was offering to pay for the shares in the tender offer to $0.25 per share and extended the offer to March 31, 2004. Approximately 2,628,000 shares of common stock were tendered and acquired by Five Star. The effect of the tender offer was to increase GP Strategies' ownership in Five Star to approximately 64%.

    If, following the tender offer, GP Strategies were to increase its ownership to at least 80% of Five Star's common stock, Five Star would become, for federal tax purposes, part of the affiliated group of which GP Strategies is the common parent. As a member of such affiliated group, Five Star would be included in GP Strategies' consolidated federal income tax returns, Five Star's income or loss would be included as part of the income or loss of the affiliated group and any of Five Star's income so included might be offset by the consolidated net operating losses, if any, of the affiliated group. The agreement between GP Strategies and Five Star also provided that, if Five Star became a member of the affiliated group, GP Strategies and Five Star would enter into a tax sharing agreement pursuant to which Five Star would make tax sharing payments to GP Strategies equal to 80% of the amount of taxes Five Star would pay if Five Star were to file separate consolidated tax returns but did not pay as a result of being included in GP Strategies affiliated group. As a result of the Spin-Off of the Company, which held GP Strategies' interest in Five Star, the Company would enter into such tax sharing agreement in lieu of GP Strategies.

    GP Strategies provided legal, tax, business development, insurance and employee benefit administrative services to Five Star pursuant to a management services agreement for a fee of up to $10,000 per month. The agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of the initial term or any renewal thereof. The agreement was renewed for 2005. The management fee was increased to $25,000 per month effective October 1, 2004. In addition, Five Star has reimbursed GP Strategies $16,666 per month for Mr. Feldman's services to Five Star effective October 1, 2004. As a result of the Spin-Off of the Company, GP Strategies transferred to the Company the rights and obligations under the management services agreement.

    GP Strategies has guaranteed the leases for Five Star's New Jersey and Connecticut warehouses and leases for certain equipment, totaling approximately $1,589,000 per year through the first quarter of 2007. GP Strategies' guarantee of such leases was in effect when the Five Star business was conducted by a wholly-owned subsidiary of GP Strategies. In 1998, GP Strategies sold substantially all of the operating assets of the Five Star business to the predecessor corporation of Five Star. As part of this transaction, the landlord of the New Jersey and Connecticut facilities and the lessor of the equipment did not consent to the release of GP Strategies' guarantee. GP Strategies has also guaranteed the mortgages for MXL's Illinois and Pennsylvania properties through June 2006 and March 2011, respectively, as well as $700,000 in debt entered into by MXL on October 1, 2003 in connection with the acquisition of certain assets from AOtec, LLC. GP Strategies' guarantees have continued after the Spin-Off.

    In 2004, Michael Feldman received $17,000 from Five Star and in 2003 received $51,000 from Five Star for consulting services performed. Michael Feldman is the son of Jerome I. Feldman, the Company's Chairman and Chief Executive Officer and is also the Chairman of the Board of Five Star.

    Prior to the Spin-Off, the Company was a wholly-owned subsidiary of GP Strategies. GP Strategies and the Company have entered into contracts that will govern certain relationships between them. GP Strategies and the Company believe that these agreements are at fair market value and are on terms comparable to those that would have been reached in arm's-length negotiations had the parties been unaffiliated at the time of the negotiations.

    Certain of the Company's executive officers are also executive officers of GP Strategies and remained on GP Strategies' payroll. The executive officers will not receive any salary from the Company; however, they will provide the Company with management services under a management agreement between GP Strategies and the Company. GP Strategies charges the Company a management fee to cover an allocable portion of the compensation of these officers, based on the time they spend providing services to the Company, in addition to an allocable portion of certain other corporate expenses.

    In connection with the Spin-Off, the Company also entered into a separate management agreement with GP Strategies pursuant to which the Company provides certain general corporate services to GP Strategies. Under this management agreement, the Company charges GP Strategies a management fee to cover an allocable portion of the compensation of its employees, based on the time they spend providing services to GP Strategies, in addition to an allocable portion of corporate overhead related to services performed for GP Strategies and its subsidiaries.

    Both management fees are paid quarterly. Any disagreements over the amount of such fees are subject to arbitration. Each of the management agreements has an initial term of three years and, after two years, is terminable by either GP Strategies or the Company, upon six months' prior written notice.

    The Company was included in GP Strategies' consolidated income tax group and the Company's tax liability was included in the consolidated federal income tax liability of GP Strategies until the time of the Spin-Off. A tax sharing agreement provides for tax sharing payments between GP Strategies and the

Company for periods prior to the Spin-Off, so that the Company is generally responsible for the taxes attributable to its lines of business and entities comprising it and GP Strategies is generally responsible for the taxes attributable to its lines of business and the entities comprising it.

    GP Strategies and the Company agreed that taxes related to intercompany transactions that were triggered by the Spin-Off are generally allocated to GP Strategies. GP Strategies and the Company agreed that joint non-income tax liabilities are generally allocated between GP Strategies and the Company based on the amount of such taxes attributable to each group's line of business. If the line of business with respect to which the liability is appropriately associated cannot be readily determined, the tax liability is allocated to GP Strategies.

    Under the distribution agreement relating to the Spin-Off, GP Strategies and the Company each agreed that neither would take any action that might cause the Spin-Off of the Company to not qualify as a tax-free distribution. Should one party take an action which causes the Spin-Off not to so qualify, then that party would be liable to the other for any taxes incurred by the other from the failure of the Spin-Off to qualify as a tax-free distribution.

    In the second quarter of 2003, Valera Pharmaceutical, Inc. ("Valera") completed a private placement offering pursuant to which Valera raised approximately $12.0 million in gross proceeds from the sale of Series B convertible preferred stock. As part of such transaction, GP Strategies was granted an option until March 31, 2004 (with a closing by June 30, 2004), to purchase up to $5 million of the Series B convertible preferred stock at the offering price of $0.725 per share, which was subsequently verbally extended to June 30, 2004. On June 30, 2004, GP Strategies transferred a portion of its option to certain funds of Pequot Capital Management ("Pequot"), which exercised such option and purchased from Valera 3,448,276 shares of Series B convertible preferred stock for $0.725 per share, and the balance of the option expired unexercised. At the time of such transaction, Pequot owned approximately 5.2% of GP Strategies' common stock based on its then most recent Schedule 13G. Pequot currently owns less than 5% of GP Strategies' common stock based on its most recent 13G. In consideration of such transfer, Pequot granted GP Strategies an option until October 28, 2004 to purchase up to 2,068,966 shares of Series B convertible preferred stock owned by them for prices ranging from $0.725 to $0.7685 per share. This option was transferred to the Company in the Spin-Off. The Company exercised such option on October 28, 2004 at a price of $0.7685 per share, for an aggregate exercise price of $1,590,000.

    On November 12, 2004, the Company entered into an agreement to borrow approximately $1,022,000 from Bedford Oak Partners, which is controlled by Harvey P. Eisen, a director of the Company, and approximately $568,000 from Jerome I. Feldman, who is Chairman and Chief Executive Officer of the Company, to exercise the Company's option to purchase Series B Convertible Preferred shares of Valera. The loans bore interest at 6% per annum, matured on October 31, 2009, and were secured by all shares of Valera owned by the Company, including the purchased shares. The loans were required to be prepaid out of the proceeds received from the sale of the purchased shares or from any additional capital contribution received by the Company from GP Strategies out of proceeds received by GP Strategies from its claims relating to the Learning Technologies acquisition. Bedford Oak Partners and Jerome I. Feldman are entitled to receive 50% of any profit received by the Company from the sale of the Valera purchased shares.

    In connection with the Spin-off, GP Strategies agreed to make an additional capital contribution to the Company in an amount equal to the first $5 million of any proceeds (net of litigation expenses and taxes incurred, if any), and 50% of any proceeds (net of litigation expenses and taxes incurred, if any) in excess of $15 million, received by GP Strategies from its claims relating to the Learning Technologies acquisition. GP Strategies has received $13.7 million of net proceeds from such claims and, pursuant to such agreement, GP Strategies made a $5 million additional capital contribution to the Company. On January 11, 2005, the Company prepaid the loans, including accrued interest, to Bedford Oak Partners and Jerome I. Feldman out of such proceeds.

ITEM 14. Independent Registered Public Accounting Firms' Fees


         The following table sets forth the fees billed to the Company for the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the Company's independent auditors, Eisner LLP:

                                                December 31,        December 31,
                                                    2004                2003
                                                    ----                ----
           Audit Fees(a)..........................$134,250.        $157,000
           Audit-Related Fees(b)..................200,500..               0
           Tax Fees..................................0.....               0
           All other Fees............................0.....               0
----------

(a) Audit fees consisted principally of fees for the audit of the annual financial statements and reviews of the condensed consolidated financial statements included in the Company's quarterly reports on Form 10-Q and review of registration statements.
(b) Audit-related fees consisted of the fees incurred in connection with filing the Company's registration statement on Form S-1.

Policy on Pre-Approval of Services Provided by Independent Auditor

 Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Eisner LLP are subject to specific pre-approval policies of the Audit Committee. All audit and permitted non-audit services to be performed by Eisner LLP require pre-approval by the Audit Committee in accordance with pre-approval policies established by the Audit Committee. The procedures require all proposed engagements of Eisner LLP for services of any kind be directed to the Company's General Counsel and then submitted for approval to the Audit Committee prior to the beginning of any service.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     NATIONAL PATENT DEVELOPMENT CORPORATION



Dated:  May 2, 2005                            Jerome I. Feldman
                                               Chief Executive Officer