Form 10-Q
period 2005-03-31
NATIONAL PATENT DEVELOPMENT CORP
filed 2005-05-16
CIK 1279715

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSAUNT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                             to
                              --------------------------------------------------

Commission File Number:                           333-118568
                       ---------------------------------------------------------


                     NATIONAL PATENT DEVELOPMENT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                         13-4005439
------------------------------------                   -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                           Identification No.)

777 Westchester Avenue, White Plains, NY                       10604
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


Indicate the number of shares outstanding of each of issuer's classes of common stock as of May 5, 2005:

            Common Stock                                17,801,043 shares

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                    Page No.

                          Part I. Financial Information

Item 1. Financial Statements

        Condensed Consolidated Statements of Operations-
           Three Months Ended March 31, 2005 and 2004 (Unaudited)     1

        Condensed Consolidated Statements of Comprehensive Loss-
           Three Months Ended March 31, 2005 and 2004 (Unaudited)     2

        Condensed Consolidated Balance Sheets -
           March 31, 2005 (Unaudited) and December 31, 2004           3

        Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 2005 and 2004 (Unaudited)     4

        Notes to Condensed Consolidated Financial Statements          5

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       13

Item 3. Quantitative and Qualitative Disclosure about Market Risk    20

Item 4. Controls and Procedures                                      20

                      Part II. Other Information

Item 6. Exhibits                                                     21

Signatures                                                           22

4
                          PART I. FINANCIAL INFORMATION

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                          Three Months Ended
                                                                              March 31,
                                                                           2005            2004
                                                                           ----            ----
  Sales                                                                 $30,077          $29,121
  Cost of sales                                                          25,528           24,356
                                                                        -------          -------
  Gross margin                                                            4,549            4,765

  Selling, general and administrative expenses                           (5,110)          (4,669)
                                                                       ---------         --------

        Operating  profit (loss)                                           (561)              96

  Interest expense                                                         (372)            (205)
  Investment and other income (loss)                                        163               (95)
                                                                       --------      -------------

       Loss before income taxes and  minority interest                     (770)            (204)

  Income tax (expense) benefit                                              (43)              26
                                                                       ---------          ------

       Loss before minority interest                                       (813)            (178)

  Minority interest                                                          (7)            (119)
                                                                       ---------        ---------

       Net loss                                                        $   (820)        $   (297)
                                                                       =========        =========

  Net loss per share
       Basic and diluted                                               $  (0.05)         $  (0.02)
                                                                       =========         =========








          See accompanying notes to consolidated financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)
                                 (in thousands)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                  2005             2004
                                                                                  ----             ----
  Net loss                                                                      $ (820)       $   (297)

  Other comprehensive income (loss), before tax:
  Net unrealized gain (loss) on available-for-sale-securities                      769            (486)
  Reclassification adjustment for (gain) loss on securities sold
  included in net loss                                                            (152)            140
  Net unrealized gain (loss) on interest rate swap, net of minority
  interest                                                                         151              (162)
                                                                              --------      -------------

  Comprehensive loss before tax                                                    (52)           (805)

  Income tax (expense) benefit related to items of other comprehensive
  loss                                                                             (63)             63
                                                                                -------          -----

  Comprehensive loss                                                            $ (115)        $  (742)
                                                                                =======        ========











          See accompanying notes to consolidated financial statements.

                     NATIONAL PATENT DEVELOPMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                              March 31,         December 31,
                                                                               2005                     2004
                                                                               ----                     ----
                                                                           (unaudited)
Assets
Current assets
Cash and cash equivalents                                                     $   6,278          $     2,087
Accounts receivable, less allowance
  for doubtful accounts of $356 and $306                                         19,545               11,410
Receivable from GP Strategies Corporation                                             -                5,000
Inventories                                                                      30,666               30,698
Prepaid expenses and other current assets                                           721                  530
Property held for sale                                                            1,595                1,595
                                                                               --------             --------
Total current assets                                                             58,805               51,320
Marketable securities available for sale                                          1,183                1,416
Property, plant and equipment, net                                                3,137                2,876
Investment in Valera                                                              1,590                1,590
Other assets                                                                      3,508                3,272
                                                                              ---------            ---------
Total assets                                                                    $68,223              $60,474
                                                                                =======              =======

Liabilities and stockholder's equity
Current liabilities
Current maturities of long-term debt                                           $    372           $    1,967
Short term borrowings                                                            29,005               18,784
Accounts payable and accrued expenses, including due    to
affiliates of $210 and $0, respectively                                          14,638               15,386
Mortgage collateralized by property held for sale                                 1,147                1,155
                                                                               --------             --------
Total current liabilities                                                        45,162               37,292
Long-term debt less current maturities                                            1,308                1,395
Other liabilities                                                                   283                  258
                                                                              ---------             --------
Total liabilities                                                                46,753               38,945

Minority interest                                                                 1,825                1,769

Stockholder's equity
Common Stock                                                                        178                  178
Additional paid-in capital                                                       24,761               24,761
Accumulated deficit                                                              (5,663)              (4,843)
Accumulated other comprehensive income (loss)                                       369                 (336)
                                                                            -----------           -----------
Total stockholder's equity                                                       19,645               19,760
                                                                             ----------             --------
Total liabilities and stockholder's equity                                      $68,223              $60,474
                                                                                =======              =======

          See accompanying notes to consolidated financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                      2005           2004
                                                                                      ----           ----
   Cash flows from operations:
   Net loss                                                                         $ (820)           $ (297)
   Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
   Depreciation and amortization                                                       177               174
   Minority interest                                                                     7               119
   Net (gain) loss on marketable securities                                           (152)               97
   Allocation of expenses and taxes from GP Strategies                                   -               463
   Loss on sale of fixed assets                                                         79                 -
   Changes in other operating items                                                 (9,116)           (6,373)
                                                                                   --------       -----------
   Net cash used in operations                                                      (9,825)           (5,817)

   Cash flows from investing activities:
   Additions to property, plant and equipment, net                                    (550)             (124)
   Proceeds from sale of investments                                                 1,002               872
   Proceeds from sale of fixed assets                                                   33                 -
   Advances to GP Strategies                                                            -             (1,138)
                                                                                 ---------          ---------
   Net cash provided by (used in) investing activities                                 485              (390)

   Cash flows from financing activities:
   Distribution to GP Strategies                                                         -               (57)
   Repayment of receivable from GP Strategies                                        5,000                 -
   Proceeds from short-term borrowings                                              10,221             5,959
   Repayment of long-term debt                                                      (1,690)              (95)
                                                                                -----------            ------
   Net cash provided by financing activities                                        13,531             5,807
                                                                                  --------           -------

   Net increase (decrease) in cash and cash equivalents                              4,191              (400)
   Cash and cash equivalents at beginning of period                                  2,087               602
                                                                                ----------            ------
   Cash and cash equivalents at end of period                                       $6,278             $ 202
                                                                                  ========             =====




   See accompanying notes to the condensed consolidated financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                   Three months ended March 31, 2005 and 2004
                                   (Unaudited)


1.       Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2005 and the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2005 and 2004 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2005 interim periods are not necessarily indicative of results to be expected for the entire year.

Description of business. National Patent Development Corporation (the "Company" or "National Patent Development "), through its wholly owned subsidiary, MXL Industries, Inc. ("MXL"), manufactures polycarbonate parts requiring strict adherence to optical quality specifications, and in the application of abrasion and fog resistant coating to these parts. Products include shields and face masks and non-optical plastic products. The Company's 64% owned subsidiary, Five Star Products, Inc. ("Five Star"), is engaged in the wholesale distribution of home decorating, hardware and finishing products. It serves over 3,500 independent retail dealers in twelve states in the Northeast. Products distributed include paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products

Revenue recognition. Revenue on product sales is recognized at the point in time when the product has been shipped, title and risk of loss has been transferred to the customer, and the following conditions are met: persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectibility of the resulting receivable is reasonably assured. Allowances for estimated returns and allowances are recognized when sales are recorded.

Shipping and handling costs. Shipping and handling costs are included as a part of selling, general and administrative expense. These cost amounted to $1,228,000 and $1,124,000, for the three months ended March 31, 2005 and 2004, respectively.

Inventories. Inventories are valued at the lower of cost or market, using the first-in, first-out method.

Derivatives and hedging activities. The interest rate swap and interest rate collar entered into by the Five Star in connection with its Loan and Security Agreement (see Note 5) is being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the

                                                                (Continued)
derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. For the three months ended March 31, 2005 the Company recognized a loss of $25,000 as part of other income for the changes in the fair value of the interest rate collar.

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


                                                                (Continued)

2.       Stock based compensation.

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for options to acquire GP Strategies Corporation ("GP Strategies") common stock granted to MXL employees under the GP Strategies stock option plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

Pro forma net loss and loss per share disclosures as if compensation expense was recorded based on the fair value of options granted under the Five Star Products, Inc. 1994 Five Star Plan have been presented in accordance with the provisions of SFAS No. 123, is as follows for the three months ended March 31, 2005 and 2004 (in thousands, except per share amounts):


                                                                 Three months ended
                                                                      March 31,
                                                               2005               2004
                                                               ----               ----
   Net loss - As reported                                      $(820)              $(297)
   Compensation expense, net of tax
               Five Star stock options (1)                        (2)                 (2)
                                                             --------              ------
               Pro forma net loss                              $(822)              $(299)
   Basic and diluted loss per share
               As reported                                     $(.05)             $(.02)
               Pro forma net loss per share                    $(.05)             $(.02)

(1) Expense relates to option grants made by Five Star prior to the acquisition of a controlling interest in Five Star by the Company.

3.       Per share data

Basic and diluted loss per share for the three months ended March 31, 2004 is based upon the 17,798,585 common shares of National Patent Development issued in 2004 and distributed in the spin-off, which are treated as outstanding for the period. Basic and diluted loss per share for the three months ended March 31, 2005 is based upon the actual number of National Patent Development shares outstanding for the period. Outstanding warrants to acquire 1,423,887 common shares issued in December 2004 were not included in the 2005 diluted computation, as their effect would be anti-dilutive.

                                                                (Continued)

Loss per share for the three months ended March 31, 2005 and 2004 are as follows (in thousands, except per share amounts):



                                                        Three months ended
                                                           March 31,
                                                     2005             2004
                                                     ----             ----
       Basic and Diluted EPS
       Net loss                                       $(820)           $(297)
       Weighted average shares
         outstanding, basic and diluted              17,799           17,799
       Basic and diluted loss per share              $(.05)            $(.02)

4.       Long-term debt

Long-term debt

Long-term debt is comprised of the following (in thousands):

                                                   March 31,        December 31,
                                                      2005              2004
                                                   -------           -------
  MXL Pennsylvania Mortgage (a)                      $1,280           $1,305
  AOtec Debt and Notes (b)                              364              421
  Valera stock acquisition debt (see Note 9(a))           -            1,590
  Capital lease obligations                              36               46
                                                   --------               --
                                                      1,680            3,362
                                                    -------          -------
  Less current maturities                              (372)          (1,967)
                                                   ---------         --------
                                                     $1,308           $1,395

(a) On March 8, 2001, MXL mortgaged its real estate and fixtures on its property in Pennsylvania for $1,680,000. The loan requires monthly repayments of $8,333 plus interest at 2.5% above the one month LIBOR rate and matures on March 8, 2011, when the remaining amount outstanding of approximately $680,000 is due in full. The loan is guaranteed by GP Strategies.

(b) In September 2003, MXL purchased machinery, equipment and inventory from AOtec LLC ("AOtec"), located in the Massachusetts area, for $1,100,000, subject to adjustment. In connection with this purchase, the Company valued the machinery and equipment at approximately $900,000, the inventory at approximately $350,000 and recorded an accrued expense of $150,000. MXL paid $100,000 of the purchase price in cash and issued three notes, in the amount of $450,000, $275,000 and $275,000 each, due October 1, 2003, August 5, 2004 and
August 5, 2005, respectively (collectively, the "AOtec Notes"). The AOtec Notes bear interest on the unpaid principal amount at the rate of 4% per annum. On

                                                                (Continued)

October 1, 2003, MXL borrowed $700,000 from a bank under an agreement to finance the purchase price (the "AOtec Debt") and used a portion of the proceeds to pay the $450,000 note. The AOtec Debt bears interest at the rate of 5.89 % per annum, is payable monthly for three-years and is secured by the machinery and equipment purchased from AOtec. GP Strategies guaranteed the AOtec Debt. The AOtec Notes amounting to $550,000 as of March 31, 2005 and December 31, 2004 are classified as short term borrowings on the Company's Consolidated Balance Sheets and are not included in the table above. MXL is currently negotiating a reduction in the amounts due under the AOtec Notes with maturity dates of August 5, 2004 and 2005, resulting from a dispute over the purchase price. According to the contract of sale, the payments due pursuant to the AOtec Notes were subject to an offset and withholding by MXL. The parties are attempting to resolve this matter; however there is no guarantee that MXL will successfully negotiate the reduction of the AOtec Notes.

5. Short term borrowings

Five Star short-term borrowings

In 2003, Five Star obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended in March 2005, provides for a $30,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 55% of eligible inventory and 80% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 2% (4.69% at March 31, 2005) for borrowings not to exceed $15,000,000 and the prime rate (5.75% at March 31, 2005) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At March 31, 2005 and December 31, 2004, approximately $27,955,000 and $18,234,000 was outstanding under the Loan Agreement and approximately $521,000 and $434,000 was available to be borrowed, respectively. Substantially all of Five Star's assets are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of March 31, 2005 Five Star was in compliance with all required covenants.

In April 2005, Five Star amended the Loan Agreement to allow it to increase the maximum amount that can be borrowed under the revolving credit facility to $30,800,000 through June 30, 2005; reverting back to a maximum of $28,000,000 on July 1, 2005.

In connection with the Loan Agreement, Five Star also entered into a derivative transaction with the Lender. The derivative transaction is an interest rate swap and has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid

                                                                (Continued)
in addition to this fixed interest rate of 3.38%. The fair value of the interest rate swap amounted to $341,000 and $105,000 at March 31, 2005 and December 31, 2004, respectively, and is included in other assets in the accompanying balance sheets.

On June 17, 2004, Five Star also entered into a derivative interest rate collar transaction during the period from July 1, 2004 through June 30, 2008 on notional principal of $12,000,000. The transaction consists of an interest rate floor of 2.25%, whereas if LIBOR is below 2.25%, the Lender will pay to Five Star the difference between LIBOR and 2.25%, on the same notional principal amount. The transaction also consists of an interest rate cap of 5.75%, whereas if LIBOR is above 5.75%, Five Star will pay to the Lender the difference between LIBOR and 5.75%, on the same notional principal amount.

MXL short-term borrowings

On March 1, 2005, MXL obtained a Line of Credit Loan (the "MXL Line") from M&T Bank with a one year term, maturing on March 1, 2006. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL's eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%. The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly. National Patent Development has guaranteed the MXL Line. At March 31, 2005, $500,000 was outstanding under the MXL Line and $0 was available to be borrowed.

6.       Inventories

Inventories are comprised of the following (in thousands):

                                  March 31, 2005             December 31, 2004
                                  --------------             -----------------
   Raw materials                   $      780                 $      753
   Work in process                        331                        277
   Finished goods                      29,555                     29,668
                                      -------                   --------
                                      $30,666                    $30,698
                                      =======                    =======

7.       Business segments

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

The following tables set forth the sales and operating income (loss) of each of the Company's operating segments (in thousands):

                                        Three months
                                        ended March 31,
                                      2005           2004
                                      ----           ----
      Sales
      Five Star                     $28,239         $26,991
      MXL                             1,838           2,130
                                   ---------      ----------
                                    $30,077         $29,121

                                                       Three months
                                                       ended March 31,
                                                  2005            2004
                                                  ----            ----
      Segment operating income (loss)
      Five Star                                 $  478            $700
      MXL                                         (504)           (304)
                                               --------      ----------
                                                  $(26)           $396

A reconciliation of the segment operating income (loss) to loss before income tax (expense) benefit and minority interests in the condensed consolidated statements of operations is shown below (in thousands):

                                                     Three months
                                                    ended March 31,
                                                   ------------------------
                                                   ---------- -------------
                                                    2005             2004
                                                    ----             ----
       Segment operating income (loss)              $(26)            $396
       Corporate and other general and
            administrative expenses                 (535)            (300)
       Interest expense                             (372)            (205)
       Investment and other income                   163              (95)
                                                   -----       -----------
       Loss before income tax
             expense and minority interests        $(770)           $(204)

8.       Capital contribution

On July 30, 2004, GP Strategies agreed to make an additional capital contribution to National Patent Development, in an amount equal to the first $5 million of any proceeds (net of litigation expenses and taxes incurred, if any),

                                                                (Continued)

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
              Notes to Condensed consolidated Financial Statements
                      Three months March 31, 2005 and 2004
                                   (Unaudited)

and 50% of any proceeds (net of litigation expenses and taxes incurred, if any) in excess of $15 million, received with respect to its claims in connection with the Learning Technologies acquisition. GP Strategies has received $13.7 million of net proceeds from such claims and, pursuant to such agreement, in January 2005 GP Strategies made a $5 million additional capital contribution to National Patent Development.

9. Related party transactions

a) On November 12, 2004, the Company entered into an agreement to borrow approximately $1,022,000 from Bedford Oak Partners, which is controlled by Harvey P. Eisen, a director of the Company, and approximately $568,000 from Jerome I. Feldman, who is Chairman and Chief Executive Officer of the Company, to exercise the option to purchase Series B Convertible Preferred shares of Valera. The loans bore interest at 6% per annum, matured on October 31, 2009, and were secured by all shares of Valera owned by the Company, including the purchased shares. The loans were required to be prepaid out of the proceeds received from the sale of the purchased shares or from any additional capital contribution received by the Company from GP Strategies out of proceeds received by GP Strategies from its claims relating to the Learning Technologies acquisition described in Note 8 above. Bedford Oak Partners and Jerome I. Feldman are entitled to receive 50% of any profit received by the Company from the sale of the Valera purchased shares. As described in Note 8 above, GP Strategies made a $5 million additional capital contribution to the Company. On January 11, 2005, the Company prepaid the loans, including accrued interest of approximately $16,000, to Bedford Oak Partners and Jerome I. Feldman out of the proceeds from the claims relating to the Learning Technologies acquisition.

b) Certain of the Company's executive officers are also executive officers of GP Strategies and will remain on GP Strategies' payroll. The executive officers will not receive any salary from the Company; however, they will provide the Company with management services under a management agreement between GP Strategies and the Company. GP Strategies charges the Company a management fee to cover an allocable portion of the compensation of these officers, based on the time they spend providing services to the Company, in addition to an allocable portion of certain other corporate expenses. Such fee amounted to $315,000 for the three months ended March 31, 2005.

The Company has entered into a separate management agreement with GP Strategies pursuant to which the Company provides certain general corporate services to GP Strategies. Under this management agreement, the Company charges GP Strategies a management fee to cover an allocable portion of the compensation of its employees, based on the time they spend providing services to GP Strategies, in addition to an allocable portion of corporate overhead related to services performed for GP Strategies and its subsidiaries. Such fee amounted to $43,000 for the three months ended March 31, 2005.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
              Notes to Condensed consolidated Financial Statements
                      Three months March 31, 2005 and 2004
                                  (Unaudited)

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

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES


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

Five Star has continued to expand its sales territory with an addition, since 2000, of a sales force servicing the Mid-Atlantic States and as far south as North Carolina, which has generated additional annual revenues of approximately $10 million. Five Star services this territory from its existing New Jersey warehouse, enabling Five Star to leverage its fixed costs over a broader revenue base. To further expand, Five Star will attempt to grow its revenue base in the Mid-Atlantic States, to acquire complementary distributors and to expand the distribution of its use of private-label products sold under the "Five Star" name. However, due to the spin-off, Five Star may have less financial resources at its disposal with which to support and grow the business, as National Patent Development will have a smaller market capitalization and less access to capital markets than GP Strategies.

Operating Highlights

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

For the three months ended March 31, 2005, the Company had a loss before income tax expense and minority interests of $770,000 compared to a loss before income tax expense and minority interests of $204,000 for the three months ended March 31, 2004. The decrease in pre-tax income is primarily a result of weaker segment operating income, which declined by $422,000, increased corporate and other general and administrative expenses of $235,000, increased interest expense of $167,000; partially offset by increased investment and other income of $258,000.

Sales

                                                 Three months
                                               ended March 31,
                                           2005                 2004
                                           ----                 ----
    Five Star                             $28,239,000          $26,991,000
    MXL                                     1,838,000            2,130,000
                                        -------------       --------------
                                          $30,077,000          $29,121,000

The increase in Five Star sales of $1,248,000 was a result of increased sales volume generated from the Company's annual trade shows; as well as rising prices due to increased raw material costs for certain of the Company's vendors.

The decrease in MXL sales of $292,000 was a result of decreased revenues from several customers at the Illinois facility and decreased revenues from MXL's Massachusetts facility. In 2004, MXL exercised an option for an earlier termination without penalty of the Massachusetts facility lease and exited the facility in the first quarter of 2005, causing a disruption in production. MXL relocated the inventory, machinery and equipment purchased from AOtec and is consolidating its injection molding and precision coating operations at its Lancaster, PA facility.

Gross margin

                                   Three months ended
                                       March 31,
                  -------------------------------------------------------
                  ---------------- --------- ----------------- ----------
                       2005             %            2004            %
                     --------            -         -------            -
   Five Star         $4,404,000        15.6       $4,469,000      16.6
   MXL                  145,000         7.9          296,000      13.9
                   ------------       -----     ------------      ----
                     $4,549,000        15.1       $4,765,000      16.4
                     ----------        ----       ----------      ----

Five Star gross margin decreased to $4,404,000, or 15.6% of net sales, for the quarter ended March 31, 2005, as compared to $4,469,000, or 16.6% of net sales, for the quarter ended March 31, 2004. The decrease in gross margin and gross margin percentage for the quarter ended March 31, 2005 is primarily a result of an unfavorable shift in the product mix sold and increased warehouse expenses.

MXL gross profit of $145,000, or 7.9% of sales, for the quarter ended March 31, 2005 decreased by $151,000 or 51% when compared to gross profit of $296,000, or 13.9% of sales, for the quarter ended March 31, 2004, mainly due to increases in labor costs and raw material resin costs, as well as a less favorable product mix.

Selling, general, and administrative expenses

For the three months ended March 31, 2005, selling, general and administrative expenses increased by $441,000 from $4,669,000 for the three months ended March 31, 2004 to $5,110,000 partially due to increased general and administrative expenses of $235,000 at the National Patent Development corporate level. Five Star's selling, general and administrative expenses increased by $157,000 primarily attributable to increases in salesmen commissions, in delivery expenses and in medical expenses; offset by a decrease in legal and professional fees. MXL segment's selling, general and administrative expenses increased by $49,000 primarily due to increased travel, research and development, and a loss on sale of fixed assets.

Investment and other income (loss), net.

National Patent Development recognized investment and other income of $163,000 the three months ended March 31, 2005 mainly due a gain on sale of Millennium Cell, Inc. common stock of $152,000; as compared to other losses of $95,000 for the three months ended March 31, 2004, mainly due to a loss on sale of Millennium Cell, Inc. common stock, offset by a gain on sale of Hemispherx Biopharma, Inc. common stock

Income taxes

For the three months ended March 31, 2005 and 2004, the Company recorded an income tax expense of $43,000, or an effective tax rate of 5.6%, and an income tax benefit of $26,000, or an effective tax rate of 12.7%, respectively, which represents the Company's applicable federal, state and local tax expense for the periods.

Liquidity and capital resources

At March 31, 2005, the Company had cash and cash equivalents totaling of $6,278,000. The Company believes that cash generated from operations and borrowing availability under existing credit agreements will be sufficient to fund the Company's working capital requirements for at least the next twelve months.

For the three months ended March 31, 2005, National Patent Development's working capital decreased by $419,000 to $13,609,000 from $14,028,000 as of December 31, 2004. The working capital decrease was primarily a result of a net loss for the period.

The increase in cash and cash equivalents of $4,191,000 for the three months ended March 31, 2005 resulted from net cash used in operations of $9,825,000, due primarily to a net loss of $820,000, an increase in accounts receivable of $8,135,000 and a decrease in accounts payable and accrued expenses of $748,000; net cash provided by investing activities of $485,000, consisting of additions to property, plant and equipment of $550,000, offset by proceeds on sale of investments of $1,002,000 and proceeds on sales of property, plant and equipment of $33,000; and net cash provided by financing activities of $13,531,000, consisting of repayment of a receivable from GP Strategies of $5,000,000 and proceeds of short term borrowings of $10,221,000, offset by repayments of long-term debt of $1,690,000.

On July 3, 2001, MXL entered into a loan in the amount of $1,250,000, secured by a mortgage covering the real estate and fixtures on its property in Illinois. At December 31, 2004, $1,155,000 of such loan was outstanding. The loan requires monthly payments of principal and interest in the amount of $11,046 with interest at a fixed rate of 8.75% per annum, and matures on June 26, 2006, when the remaining amount outstanding of approximately $1,100,000 is due in full. The loan is guaranteed by GP Strategies. The proceeds of the loan were used to repay a portion of the GP Strategies' short-term borrowings under its prior credit agreement. As of March 31, 2005 and December 31, 2004, the mortgage has been classified separately in the balance sheet as a current liability, as a result of the classification of the Illinois property as held for sale.

On September 15, 2003, MXL purchased machinery, equipment and inventory from AOtec, located in the Massachusetts area, for a purchase price of $1,100,000, subject to adjustment. On August 1, 2003, MXL paid $100,000 of the purchase price and issued three notes, in the amounts of $450,000, $275,000 and $275,000, due October 1, 2003, August 5, 2004 and August 5, 2005, respectively (collectively, the "AOtec Notes"). The AOtec Notes bear interest on the unpaid principal amount at the rate of 4% per annum. On October 1, 2003, MXL borrowed $700,000, or the AOtec Debt, from a bank to finance the purchase price and used the proceeds to pay the $450,000 Note. The AOtec Debt is payable monthly for three-years and is secured by the machinery and equipment purchased from AOtec. GP Strategies guaranteed the AOtec Debt. MXL is currently negotiating a reduction in the amounts due under the AOtec Notes with maturity dates of August 5, 2004 and 2005, resulting from a dispute over the purchase price. According to the contract of sale, the payments due pursuant to the AOtec Notes were subject to an offset and withholding by MXL. The parties are attempting to resolve this matter; however there is no guarantee that MXL will successfully negotiate the reduction of the AOtec notes. The AOtec Notes, which amount to $550,000 in the aggregate following a repayment of $450,000 of the AOtec Notes in October 2003, are included in short-term borrowings in the consolidated balance sheets.

In 2003, Five Star obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended in March 2005, provides for a $30,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 55% of eligible inventory and 80% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 2% (4.69% at March 31, 2005) for borrowings not to exceed $15,000,000 and the prime rate (5.75% at March 31, 2005) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At March 31, 2005 and December 31, 2004, approximately $27,955,000 and $18,234,000 was outstanding under the Loan Agreement and approximately $521,000 and $434,000 was available to be borrowed, respectively. Substantially all of Five Star's assets are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of March 31, 2005 Five Star was in compliance with all required covenants.

In April 2005, Five Star amended the Loan Agreement to allow it to increase the maximum amount that can be borrowed under the revolving credit facility to $30,800,000 through June 30, 2005; reverting back to a maximum of $28,000,000 on July 1, 2005.

On March 1, 2005, MXL obtained a Line of Credit Loan (the "MXL Line") from M&T Bank with a one year term, maturing on March 1, 2006. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL's eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%. The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly. National Patent Development has guaranteed the MXL Line. At March 31, 2005, $500,000 was outstanding under the MXL Line and $0 was available to be borrowed.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

  We have no material changes to the disclosure on this matter made in our report on Form 10-K for the fiscal year ended December 31, 2004.

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

                           PART II. OTHER INFORMATION



Item 6.           Exhibits

                  a.       Exhibits


                           10.1 Second Modification Agreement dated as of March 22, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender. Incorporated herein by reference to Exhibit 10.1 of Five Star Products, Inc. Form 10-Q for the quarter ended March 31, 2005.

                           31.1 Certification of Chief Executive Officer of the Company dated May 16, 2005 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

                           31.2 Certification of Chief Financial Officer of the Company dated May 16, 2005 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

                           32.2 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated May 16, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

________

*Filed herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                               NATIONAL PATENT DEVELOPMENT CORPORATION


DATE: May 16, 2005             Jerome I. Feldman
                               Chairman of the Board and
                               Chief Executive Officer


DATE: May 16, 2005             Scott N. Greenberg
                               Chief Financial Officer