Form 10-Q
period 2005-06-30
NATIONAL PATENT DEVELOPMENT CORP
filed 2005-08-15
CIK 1279715

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of issuer's classes of common stock as of August 8, 2005:

            Common Stock                                17,809,791 shares

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                        Page No.

                          Part I. Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations-
             Three Months and Six Months Ended
             June 30, 2005 and 2004 (Unaudited)                           1

          Condensed Consolidated Statements of Comprehensive Loss-
             Three Months and Six Months Ended
             June 30, 2005 and 2004 (Unaudited)                           2

          Condensed Consolidated Balance Sheets -
             June 30, 2005 (Unaudited) and December 31, 2004              3

          Condensed Consolidated Statements of Cash Flows -
             Three Months and Six Months Ended
             June 30, 2005 and 2004 (Unaudited)                           4

          Notes to Condensed Consolidated Financial Statements            5

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         13

Item 3.   Quantitative and Qualitative Disclosure about Market Risk      20

Item 4.   Controls and Procedures                                        20

                        Part II. Other Information

Item 6.   Exhibits                                                       21

Signatures                                                               22

                          PART I. FINANCIAL INFORMATION

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                        2005             2004               2005          2004
                                                        ----             ----               ----          ----
  Sales                                              $31,669          $29,604            $61,746         $58,725
  Cost of sales                                       25,567           24,199             51,095          48,555
                                                     -------          -------            -------         -------
  Gross margin                                         6,102            5,405             10,651          10,170

  Selling, general and administrative
    expenses                                          (5,538)          (5,067)           (10,648)         (9,736)
  Loss on write-down of Illinois
    property                                            (134)          (5,067)              (134)         (9,736)
                                                     --------         --------            -------        --------

        Operating  profit (loss)                         430              338               (131)            434

  Interest expense                                      (455)            (276)              (827)           (481)
  Investment and other income (loss)                     108            (1,172)              271           (1,267)
                                                    --------     --------------         --------    --------------

       Income (loss) before income taxes and
       minority interest                                  83           (1,110)              (687)         (1,314)

  Income tax expense                                    (328)            (168)              (371)           (142)
                                                   ----------        ---------         ----------       ---------

       Loss before minority interest                    (245)          (1,278)            (1,058)         (1,456)

  Minority interest                                     (150)             (88)              (157)           (207)
                                                  -----------         --------        -----------       ---------

       Net loss                                     $   (395)      $   (1,366)        $   (1,215)     $   (1,663)
                                                    =========      ===========        ===========     ===========

  Net loss per share
       Basic and diluted                            $  (0.02)        $  (0.08)          $  (0.07)       $  (0.09)
                                                    =========        =========          =========       =========







          See accompanying notes to consolidated financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)
                                 (in thousands)


                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                                       2005          2004                2005          2004
                                                       ----          ----                ----          ----
  Net loss                                           $ (395)      $  (1,366)         $ (1,215)    $   (1,663)

  Other comprehensive income (loss), before
  tax:
  Net unrealized gain (loss) on
  available-for-sale-securities                        (206)             75               563           (411)
  Reclassification adjustment for (gain) loss
  on securities sold included in net loss                 -              33              (152)           173
  Reclassification adjustment for impairment
  loss on securities included in net loss                 -           1,081                 -          1,081
  Net unrealized gain (loss) on interest rate
  swap,
  net of minority interest                              (93)            274                58            112
                                                   ---------    -----------           -------    -----------

  Comprehensive income (loss) before tax               (694)             97              (746)          (708)

  Income tax (expense) benefit related to
                                                                        ---
  items of other comprehensive loss                      38            (223)              (25)          (160)
                                                    -------            -----           -------       --------

  Comprehensive loss                                 $ (656)        $  (126)           $ (771)       $  (868)
                                                     =======        ========           =======       ========






          See accompanying notes to consolidated financial statements.

                     NATIONAL PATENT DEVELOPMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                              June 30,          December 31,
                                                                               2005                     2004
                                                                               ----                     ----
                                                                            (unaudited)
Assets
Current assets
Cash and cash equivalents                                                     $   5,986          $     2,087
Accounts receivable, less allowance
  for doubtful accounts of $413 and $306                                         17,731               11,410
Receivable from GP Strategies Corporation                                             -                5,000
Inventories                                                                      26,940               30,698
Prepaid expenses and other current assets                                           588                  530
Property held for sale                                                            1,461                1,595
                                                                               --------             --------
Total current assets                                                             52,706               51,320
Marketable securities available for sale                                            977                1,416
Property, plant and equipment, net                                                3,276                2,876
Investment in Valera                                                              1,590                1,590
Other assets                                                                      3,361                3,272
                                                                              ---------            ---------
Total assets                                                                    $61,910              $60,474
                                                                                =======              =======

Liabilities and stockholder's equity
Current liabilities
Current maturities of long-term debt                                           $    367           $    1,967
Short term borrowings                                                            26,244               18,784
Accounts payable and accrued expenses, including due    to
affiliates of $432 and $0, respectively                                          11,849               15,386
Mortgage collateralized by property held for sale                                 1,139                1,155
                                                                               --------             --------
Total current liabilities                                                        39,599               37,292
Long-term debt less current maturities                                            1,218                1,395
Other liabilities                                                                   249                  258
                                                                              ---------             --------
Total liabilities                                                                41,066               38,945
Minority interest                                                                 1,946                1,769

Stockholder's equity
Common Stock                                                                        178                  178
Additional paid-in capital                                                       24,670               24,761
Accumulated deficit                                                              (6,058)              (4,843)
Accumulated other comprehensive income (loss)                                       108                 (336)
                                                                            -----------           -----------
Total stockholder's equity                                                       18,898               19,760
                                                                             ----------             --------
Total liabilities and stockholder's equity                                      $61,910              $60,474
                                                                                =======              =======

          See accompanying notes to consolidated financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                       2005              2004
                                                                                       ----              ----
   Cash flows from operations:
   Net loss                                                                       $ (1,215)         $ (1,663)
   Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
   Depreciation and amortization                                                       338               353
   Minority interest                                                                   157               207
   Net (gain) loss on marketable securities                                           (152)              131
   Allocation of expenses and taxes from GP Strategies                                   -             1,295
   Loss on sale of fixed assets                                                         76                 -
   Loss on write-down of Illinois property                                             134                 -
   Impairment charge of securities
                                                                                         -             1,081
   Changes in other operating items                                                 (6,203)           (5,575)
                                                                                   --------       -----------
   Net cash used in operations                                                      (6,865)           (4,171)

   Cash flows from investing activities:
   Additions to property, plant and equipment, net                                    (862)             (254)
   Proceeds from sale of investments                                                 1,002             1,014
   Proceeds from sale of fixed assets                                                   48                 -
   Acquisition of minority interest in Five Star Products
   pursuant to the
   tender offer                                                                          -              (657)
   Advances to GP Strategies                                                            -               (959)
                                                                                 ---------            -------
   Net cash provided by (used in) investing activities                                 188              (856)

   Cash flows from financing activities:
   Distribution to GP Strategies                                                       (91)             (684)
   Repayment of receivable from GP Strategies                                        5,000                 -
   Proceeds from short-term borrowings                                               7,460             5,491
   Repayment of long-term debt                                                      (1,793)             (197)
                                                                                -----------           -------
   Net cash provided by financing activities                                        10,576             4,610
                                                                                  --------           -------

   Net increase (decrease) in cash and cash equivalents                              3,899              (417)
   Cash and cash equivalents at beginning of period                                  2,087               602
                                                                                ----------            ------
   Cash and cash equivalents at end of period                                       $5,986             $ 185
                                                                                  ========             =====


   See accompanying notes to the condensed consolidated financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                     Six months ended June 30, 2005 and 2004
                                   (Unaudited)

1.       Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2005 and the Condensed Consolidated Statements of Operations and Cash Flows for the three months and six months ended June 30, 2005 and 2004 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2005 interim periods are not necessarily indicative of results to be expected for the entire year.

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

Shipping and handling costs. Shipping and handling costs are included as a part of selling, general and administrative expense. These cost amounted to $1,329,000 and $1,237,000 and $2,557,000 and $2,361,000, for the three months and six months ended June 30, 2005 and 2004, respectively.

Inventories. Inventories are valued at the lower of cost or market, using the first-in, first-out method.

Derivatives and hedging activities. The interest rate swap and interest rate collar entered into by the Five Star in connection with its Loan and Security Agreement (see Note 5) is being accounted for under SFAS No. 133, as amended,

"Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. During the quarter ended and six months ended June 30, 2005 the Company recognized a gain of $34,000 and $9,000, respectively, as part of other income, for the changes in the fair value of the interest rate collar. During the quarter ended and six months ended June 30, 2004 the Company recognized a loss of $57,000 as part of other income, for the changes in the fair value of the interest rate collar. The fair value of the interest rate collar amounted to $10,000 and $19,000 at June 30, 2005 and December 31, 2004 and is included in other liabilities in the accompanying balance sheets.

Recent accounting pronouncements. During December 2004, the Financial Accounting Standards Board ("FASB") issued a new standard entitled Statement of Financial Accounting Standards ("SFAS") 123R, Share-Based Payment, which would revise SFAS No. 123, Accounting for Stock Based Compensation, and amend SFAS No. 95, Statement of Cash Flows. Among other items, the new standard would require the expensing, in the financial statements, of stock options issued by the Company. The new standard will be effective January 1, 2006, for calendar year companies. The Company is currently evaluating the method of adoption of SFAS No. 123R, including the valuation methods and assumptions that underlie the valuation of the awards. As permitted under SFAS No. 123 the Company currently accounts for share-based payments to employees using Accounting Principles Board ("APB") Opinion No. 25 intrinsic value method, and as such, recognizes no compensation cost for employee stock options. Accordingly the adoption of SFAS No. 123R fair value method could have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time, because it will depend on levels of share-based payments in the future. However had the Company adopted SFAS No. 123R in prior periods, the impact of that statement would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share shown in Note 2 under "Stock based compensation"

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment to ARB No. 43, Chapter 4 (FAS 151). FAS 151 amends Accounting Research Bulleting No. 43, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges. In addition, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The Company is required to adopt FAS 151 beginning January 1, 2006. The Company is currently assessing the impact that FAS 151 will have on its results of operations, financial position or cash flows.

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

Pro forma net loss and loss per share disclosures as if compensation expense was recorded based on the fair value of options granted under the Five Star Products, Inc. 1994 Five Star Plan have been presented in accordance with the provisions of SFAS No. 123, is as follows for the three months and six months ended June 30, 2005 and 2004 (in thousands, except per share amounts):

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                      2005           2004                2005            2004
                                                      ----           ----                ----            ----
Net loss - As reported                                $ (395)     $  (1,366)            $ (1,215)      $ (1,663)
Compensation expense, net of tax
  Five Star stock options (1)                             (2)            (2)                  (3)            (4)
                                                      -------     ----------              -------      ---------
  Pro forma net loss                                    (397)      $ (1,338)            $ (1,218)      $ (1,667)
Basic and diluted loss per share
  As reported                                         $ (.02)        $ (.08)             $  (.07)      $  (.09)
  Pro forma net loss per share                        $ (.02)        $ (.08)             $  (.07)      $  (.09)

(1) Expense relates to option grants made by Five Star prior to the acquisition of a controlling interest in Five Star by the Company.

3.       Per share data

Basic and diluted loss per share for the three months and six months ended June 30, 2004 is based upon the 17,798,585 common shares of National Patent Development issued in 2004 and distributed in the spin-off, which are treated as outstanding for the period. Basic and diluted loss per share for the three months and six months ended June 30, 2005 is based upon the actual number of National Patent Development shares outstanding for the period. Outstanding warrants to acquire 1,423,887 common shares issued in December 2004 were not included in the 2005 diluted computation, as their effect would be anti-dilutive.

Loss per share for the three months and six months ended June 30, 2005 and 2004 are as follows (in thousands, except per share amounts):

                                                  Three Months Ended                Six Months Ended
                                                       June 30,                         June 30,
                                                 2005           2004               2005           2004
                                                 ----           ----               ----           ----
  Basic and Diluted EPS
  Net loss                                       $  (395)     $  (1,366)           $ (1,215)     $ (1,663)
  Weighted average shares
    outstanding, basic and diluted                17,803         17,799              17,801        17,799
  Basic and diluted loss per share               $ (.02)        $ (.08)            $   (.07)       $ (.09)

4.       Long-term debt

Long-term debt

Long-term debt is comprised of the following (in thousands):

                                                  June 30,       December 31,
                                                    2005             2004
                                                 -------          -------
  MXL Pennsylvania Mortgage (a)                    $1,255          $1,305
  AOtec Debt and Notes (b)                            305             421
  Valera stock acquisition debt (see Note 9(a))         -           1,590
  Capital lease obligations                            25              46
                                                 --------              --
                                                    1,585           3,362
                                                  -------         -------
  Less current maturities                            (367)         (1,967)
                                                 ---------        --------
                                                   $1,218          $1,395

(a) On March 8, 2001, MXL mortgaged its real estate and fixtures on its property in Pennsylvania for $1,680,000. The loan requires monthly repayments of $8,333 plus interest at 2.5% above the one month LIBOR rate and matures on March 8, 2011, when the remaining amount outstanding of approximately $680,000 is due in full. The loan is guaranteed by GP Strategies.

(b) In September 2003, MXL purchased machinery, equipment and inventory from AOtec LLC ("AOtec"), located in the Massachusetts area, for $1,100,000, subject to adjustment. In connection with this purchase, the Company valued the machinery and equipment at approximately $900,000, the inventory at approximately $350,000 and recorded an accrued expense of $150,000. MXL paid $100,000 of the purchase price in cash and issued three notes, in the amount of $450,000, $275,000 and $275,000 each, due October 1, 2003, August 5, 2004 and
August 5, 2005, respectively (collectively, the "AOtec Notes"). The AOtec Notes bear interest on the unpaid principal amount at the rate of 4% per annum. On October 1, 2003, MXL borrowed $700,000 from a bank under an agreement to finance the purchase price (the "AOtec Debt") and used a portion of the proceeds to pay the $450,000 note. The AOtec Debt bears interest at the rate of 5.89 % per annum, is payable monthly for three-years and is secured by the machinery and equipment purchased from AOtec. GP Strategies guaranteed the AOtec Debt. The AOtec Notes amounting to $550,000 as of June 30, 2005 and December 31, 2004 are classified as short term borrowings on the Company's Consolidated Balance Sheets and are not included in the table above. On July 7, 2005 MXL negotiated a reduction in the amounts due under the AOtec Notes with maturity dates of August 5, 2004 and 2005, resulting from a dispute over the purchase price. According to the contract of sale, the payments due pursuant to the AOtec Notes were subject to an offset and withholding by MXL. MXL paid $175,000 to AOtec on July 7, 2005 and will pay an additional $100,000 in equal installments of $25,000 over the subsequent four quarters to settle the previously outstanding $550,000 in AOtec Notes.

5. Short term borrowings

Five Star short-term borrowings

In 2003, Five Star obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on June 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 60% of eligible inventory and 80% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 2% (5.34% at June 30, 2005) for borrowings not to exceed $15,000,000 and the prime rate (6% at June 30, 2005) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At June 30, 2005 and December 31, 2004, approximately $24,944,000 and $18,234,000 was outstanding under the Loan Agreement and approximately $650,000 and $434,000 was available to be borrowed, respectively. Substantially all of Five Star's assets are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of June 30, 2005 Five Star was in compliance with all required covenants.

In connection with the Loan Agreement, Five Star also entered into a derivative transaction with the Lender. The derivative transaction is an interest rate swap and has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%. The fair value of the interest rate swap amounted to $196,000 and $105,000 at June 30, 2005 and December 31, 2004, respectively, and is included in other assets in the accompanying balance sheets.

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

MXL short-term borrowings

On March 1, 2005, MXL obtained a Line of Credit Loan (the "MXL Line") from M&T Bank with a one year term, maturing on March 1, 2006. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL's eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%. The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly. National Patent Development has guaranteed the MXL Line. At June 30, 2005, $750,000 was outstanding under the MXL Line and $0 was available to be borrowed.

6.       Inventories

Inventories are comprised of the following (in thousands):

                                   June 30, 2005             December 31, 2004
                                   -------------             -----------------
   Raw materials                   $      699                 $      753
   Work in process                        334                        277
   Finished goods                      25,907                     29,668
                                      -------                   --------
                                      $26,940                    $30,698
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

The following tables set forth the sales and operating income (loss) of each of the Company's operating segments (in thousands):

                                           Three Months Ended                Six Months Ended
                                               June 30,                           June 30,
                                        2005           2004                  2005          2004
                                        ----           ----                  ----          ----
      Sales
      Five Star                        $29,579         $27,302               $57,818      $ 54,293
      MXL                                2,090           2,302                 3,928         4,432
                                     ---------      ----------             ---------    ----------
                                       $31,669         $29,604               $61,746      $ 58,725


                                           Three Months Ended                 Six Months Ended
                                               June 30,                             June 30,
                                        2005            2004                 2005          2004
                                        ----            ----                 ----          ----
      Segment operating income
      (loss)
      Five Star                       $  1,181            $ 799              $ 1,659       $ 1,499
      MXL                                 (202)            (118)                (706)         (422)
                                    -----------       ----------            ---------    ----------
                                         $ 979            $ 681                $ 953       $ 1,077

A reconciliation of the segment operating income (loss) to loss before income tax (expense) benefit and minority interests in the condensed consolidated statements of operations is shown below (in thousands):

                                                      Three Months Ended                Six Months Ended
                                                           June 30,                         June 30,
                                                         2005          2004               2005          2004
                                                         ----          ----               ----          ----
    Segment operating income                             $979      $    681               $953       $ 1,077
    Corporate and other general and
    administrative expenses                              (549)         (343)            (1,084)         (643)
    Interest expense                                     (455)         (276)              (827)         (481)
    Investment and other income (loss)                    108        (1,172)               271        (1,267)
                                                     --------   ------------        ----------    -----------
    Income (loss) before income tax
       expense and minority interests                     $83      $ (1,110)           $  (687)     $ (1,314)

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

b) Certain of the Company's executive officers are also executive officers of GP Strategies and will remain on GP Strategies' payroll. The executive officers do not receive any salary from the Company; however, they provide the Company with management services under a management agreement between GP Strategies and the Company. Services under the agreement relate to corporate federal and state income taxes, corporate legal services, corporate secretarial administrative support, and executive management consulting. The term of the agreement extends for three years from the date of the spin-off, or through November 24, 2007, and may be terminated by either the Company or GP Strategies on or after July 30, 2006 with 180 days prior written notice. Prior to July 1, 2005 GP Strategies charged the Company a management fee to cover an allocable portion of the compensation of these officers, based on the time they spent providing services to the Company, in addition to an allocable portion of certain other corporate expenses. Such fees amounted to $341,000 and $656,000 for the three months and six months ended June 30, 2005, respectively.

Effective July 1, 2005 GP Strategies and the Company amended the above management agreement. Pursuant to the amendment, the Company will pay GP Strategies an annual fee of not less than $970,000 as compensation for these services, payable in equal monthly installments. The fee includes $698,000 for the period July 1, 2005 through June 30, 2006, representing approximately 80% of the cost of the compensation and benefits required to be provided by GP Strategies to Jerome Feldman, who serves as the Company's Chief Executive Officer. Such fee shall be increased by 80% of any increase of the cost of the compensation and benefits required to be provided by GP Strategies to Mr. Feldman; in addition, the Company shall remain liable for paying to GP Strategies 80% of the cost of the compensation and benefits required to be provided by GP Strategies to Mr. Feldman if the management agreement expires, is terminated, or is otherwise not extended through May 31, 2007. The Company also occupies a portion of corporate office space leased by GP Strategies. The Company compensates GP Strategies approximately an additional $205,000 annually for use of this space. GP Strategies' lease extends through December 31, 2006.

The Company had entered into a separate management agreement with GP Strategies pursuant to which the Company provided certain general corporate services to GP Strategies. Under this management agreement, the Company charged GP Strategies a management fee to cover an allocable portion of corporate overhead related to services performed for GP Strategies and its subsidiaries. Such fees amounted to $39,000 and $82,000 for the three months and six months ended June 30, 2005. Effective as of July 1, 2005 the Company and GP Strategies terminated the management agreement whereby the Company provided general corporate services to GP Strategies.

10.      Subsequent events

On July 28, 2005 MXL sold its Illinois facility, comprised of land and 55,000 square feet of warehouse and office space in Downer's Grove, IL for proceeds of $1,600,000, less applicable taxes, commissions and other closing costs. Subsequent to the sale, MXL repaid the mortgage on the facility of approximately $1,139,000 and leased back 10,000 square feet of the facility for two years with an option for an additional year with annual rent of approximately $80,000. In the fourth quarter of 2004, the Company incurred a loss of $872,000 to record the Illinois facility at fair value, based upon the expected net proceeds from the sale of the Illinois facility. In the second quarter of 2005, the Company incurred an additional loss of $134,000 to record the Illinois facility at fair value, based upon the expected net proceeds from the sale of the Illinois facility, revised for commissions, taxes and other closing costs.

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

Operating Highlights

Three months ended June 30, 2005 compared to the three months ended June 30,
2004

For the three months ended June 30, 2005, the Company had income before income tax expense and minority interest of $83,000 compared to a loss before income tax expense and minority interest of $1,110,000 for the three months ended June 30, 2004. The increase in pre-tax income is a result of stronger segment operating income, which increased by $298,000, and increased investment and other income of $1,280,000; partially offset by increased corporate and other general and administrative expenses of $206,000 and increased interest expense of $179,000.

Sales

                                                 Three months
                                                ended June 30,
                                           2005                 2004
                                           ----                 ----
                    Five Star            $29,579,000          $27,302,000
                    MXL                    2,090,000            2,302,000
                                         -----------       --------------
                                         $31,669,000          $29,604,000

The increase in Five Star sales of $2,277,000 was a result of increased sales volume generated from the Company's annual trade shows; as well as rising prices due to increased raw material costs for certain of the Company's vendors.

The decrease in MXL sales of $212,000 was a result of supplier and tooling problems, which caused delays in production and pushed certain sales into the second half of 2005.

Gross margin

                                    Three months ended
                                        June 30,
                     ----------------------------------------------------
                     ------------- --------- ----------------- ----------
                       2005             %            2004            %
                      ------            -          -------           -
      Five Star      $5,604,000        18.9       $4,940,000      18.1
      MXL               498,000        23.8          465,000      20.2
                     ----------      ------     ------------      ----
                     $6,102,000        19.3       $5,405,000      18.3
                     ----------        ----       ----------      ----

Five Star's gross margin of $5,604,000, or 18.9% of net sales, for the quarter ended June 30, 2005 increased by $664,000, or 13%, when compared to $4,940,000, or 18.1% of net sales, for the quarter ended June 30, 2004. The increase in gross margin dollars and gross margin percentage for the quarter ended June 30, 2005 was a result of an increase in sales and a favorable shift in the product mix sold.

MXL's gross margin of $498,000, or 23.8% of sales, for the quarter ended June 30, 2005 increased by $33,000 or 7% when compared to gross profit of $465,000, or 20.2% of sales, for the quarter ended June 30, 2004, mainly due to a more favorable product mix.

Selling, general, and administrative expenses

For the three months ended June 30, 2005, selling, general and administrative expenses increased by $471,000 from $5,067,000 for the three months ended June 30, 2004 to $5,538,000 partially due to increased general and administrative expenses of $206,000 at the National Patent Development corporate level. In addition, Five Star's selling, general and administrative expenses increased by $281,000, which is primarily attributable to increases in salesmen commissions and in delivery expenses.

Loss on write-down of the Illinois facility

In the second quarter of 2005 the Company incurred an additional loss of $134,000 to record the Illinois facility at fair value, based upon the expected net proceeds from the sale of the Illinois facility, revised for commissions, taxes and other closing costs.

Investment and other income (loss), net.

National Patent Development recognized investment and other income of $108,000 for the three months ended June 30, 2005 due interest income, investment income, and to recognition of a gain for the change in the fair value of the Five Star's interest rate collar.

National Patent Development recognized investment and other losses of $1,172,000 for the three months ended June 30, 2004 due mainly due an impairment loss due to a decline in market value considered other-than temporary of $1,081,000 on National Patent Development investment in Millennium Cell, Inc. stock. In addition the Company recognized losses on sale of Millennium Cell, Inc. stock and for the change in the fair value of the Five Star's interest rate collar.

Income taxes

For the three months ended June 30, 2005 and 2004, the Company recorded an income tax expense of $328,000 and an income tax expense of $168,000, respectively, which represents the Company's applicable federal, state and local tax expense for the periods.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

For the six months ended June 30, 2005, the Company had a loss before income tax expense and minority interest of $687,000 compared to a loss before income tax expense and minority interest of $1,314,000 for the six months ended June 30, 2004. The increase in pre-tax income is primarily a result of increased investment and other income of $1,538,000; partially offset by increased corporate and other general and administrative expenses of $441,000, increased interest expense of $346,000, and decreased segment operating income of $124,000.

Sales

                                                      Six months
                                                    ended June 30,
                                               2005                 2004
                                               ----                 ----
                    Five Star                $57,818,000          $54,293,000
                    MXL                        3,928,000            4,432,000
                                           -------------       --------------
                                             $61,746,000          $58,725,000

The increase in Five Star sales of $3,525,000 was a result of increased sales volume generated from the Company's annual trade shows; as well as rising prices due to increased raw material costs for certain of the Company's vendors.

The decrease in MXL sales of $504,000 was primarily a result of was a result of supplier and tooling problems, which caused delays in production and pushed certain sales into the second half of 2005, as well as decreased revenues from MXL's Massachusetts facility. In 2004, MXL exercised an option for an earlier termination without penalty of the Massachusetts facility lease and exited the facility in the first quarter of 2005, causing a disruption in production. MXL relocated the inventory, machinery and equipment purchased from AOtec and consolidated its injection molding and precision coating operations at its Lancaster, PA facility.

Gross margin

                                       Six months ended
                                           June 30,
                       -----------------------------------------------------
                       -------------- --------- ----------------- ----------
                          2005             %          2004            %
                       -------             -       -------            -
    Five Star          $10,008,000        17.3       $9,409,000      17.3
    MXL                    643,000        16.4          761,000      17.2
                       -----------      ------     ------------      ----
                       $10,651,000        17.2      $10,170,000      17.3
                       -----------        ----      -----------      ----

Five Star's gross margin of $10,008,000, or 17.3% of net sales, for the six months ended June 30, 2005 increased by $599,000, or 6%, when compared to $9,409,000, or 17.3% of net sales, for the six months ended June 30, 2004. The increase in gross margin dollars for the six months ended June 30, 2005 was a result of an increase in sales.

MXL's gross margin of $643,000, or 16.4% of sales, for the six months ended June 30, 2005 decreased by $118,000 or 16% when compared to gross profit of $761,000, or 17.2% of sales, for the quarter ended June 30, 2004, mainly due to increases in labor costs and raw material resin costs, as well as overhead expenses not recovered due to a decline in sales.

Selling, general, and administrative expenses

For the six months ended June 30, 2005, selling, general and administrative expenses increased by $912,000 from $9,736,000 for the six months ended June 30, 2004 to $10,648,000 partially due to increased general and administrative expenses of $441,000 at the National Patent Development corporate level. Five Star's selling, general and administrative expenses increased by $439,000 primarily attributable to increases in salesmen commissions, in delivery expenses and in medical expenses; offset by a decrease in legal and professional fees. MXL's selling, general and administrative expenses increased by $32,000 primarily due to increased travel, research and development, and a loss on sale of fixed assets; offset by decreases in facility costs and employee benefits.

Loss on write-down of the Illinois facility

In the second quarter of 2005 the Company incurred an additional loss of $134,000 to record the Illinois facility at fair value, based upon the expected net proceeds from the sale of the Illinois facility, revised for commissions, taxes and other closing costs.

Investment and other income (loss), net.

National Patent Development recognized investment and other income of $271,000 the six months ended June 30, 2005 mainly due a gain on sale of Millennium Cell, Inc. common stock of $152,000, as well as interest and investment income

National Patent Development recognized investment and other losses of $1,267,000 for the six months ended June 30, 2004 due mainly due an impairment loss due to a decline in market value considered other-than temporary of $1,081,000 on National Patent Development investment in Millennium Cell, Inc. stock. In addition, the Company recognized losses on sale of Millennium Cell, Inc. stock and for the change in the fair value of the Five Star's interest rate collar, offset by a gain on sale of Hemispherx Biopharma, Inc. common stock.

Income taxes

For the six months ended June 30, 2005 and 2004, the Company recorded an income tax expense of $371,000 and $142,000, respectively, which represents the Company's applicable federal, state and local tax expense for the periods.

Liquidity and capital resources

At June 30, 2005, the Company had cash and cash equivalents totaling of $5,986,000. The Company believes that cash generated from operations and borrowing availability under existing credit agreements will be sufficient to fund the Company's working capital requirements for at least the next twelve months.

For the six months ended June 30, 2005, National Patent Development's working capital decreased by $921,000 to $13,107,000 from $14,028,000 as of December 31, 2004. The working capital decrease was primarily a result of a net loss for the period.

The increase in cash and cash equivalents of $3,899,000 for the six months ended June 30, 2005 resulted from the following: (i) net cash used in operations of $6,865,000, due primarily to a net loss of $1,215,000, an increase in accounts receivable of $6,321,000, and a decrease in accounts payable and accrued expenses of $3,537,000; (ii) net cash provided by investing activities of $188,000, consisting proceeds on sale of investments of $1,002,000 and proceeds on sales of property, plant and equipment of $48,000, offset by additions to property, plant and equipment of $862,000; and (iii) net cash provided by financing activities of $10,576,000, consisting of repayment of a receivable from GP Strategies of $5,000,000 and proceeds of short term borrowings of $7,460,000, offset by repayments of long-term debt of $1,793,000 and a distribution to GP Strategies of $91,000.

On July 3, 2001, MXL entered into a loan in the amount of $1,250,000, secured by a mortgage covering the real estate and fixtures on its property in Illinois. At December 31, 2004, $1,155,000 of such loan was outstanding. The loan requires monthly payments of principal and interest in the amount of $11,046 with interest at a fixed rate of 8.75% per annum, and matures on June 26, 2006, when the remaining amount outstanding of approximately $1,100,000 is due in full. The loan is guaranteed by GP Strategies. The proceeds of the loan were used to repay a portion of the GP Strategies' short-term borrowings under its prior credit agreement. As of June 30, 2005 and December 31, 2004, the mortgage has been classified separately in the balance sheet as a current liability, as a result of the classification of the Illinois property as held for sale. The mortgage was repaid on July 28, 2005 in conjunction with the sale by MXL of the Illinois facility.

On September 15, 2003, MXL purchased machinery, equipment and inventory from AOtec, located in the Massachusetts area, for a purchase price of $1,100,000, subject to adjustment. On August 1, 2003, MXL paid $100,000 of the purchase price and issued three notes, in the amounts of $450,000, $275,000 and $275,000, due October 1, 2003, August 5, 2004 and August 5, 2005, respectively (collectively, the "AOtec Notes"). The AOtec Notes bear interest on the unpaid principal amount at the rate of 4% per annum. On October 1, 2003, MXL borrowed $700,000, or the AOtec Debt, from a bank to finance the purchase price and used the proceeds to pay the $450,000 Note. The AOtec Debt is payable monthly for three-years and is secured by the machinery and equipment purchased from AOtec. GP Strategies guaranteed the AOtec Debt. The AOtec Notes, which amounted to $550,000 on June 30, 2005 in the aggregate following a repayment of $450,000 of the AOtec Notes in October 2003, are included in short-term borrowings in the consolidated balance sheets. On July 7, 2005 MXL negotiated a reduction in the amounts due under the AOtec Notes with maturity dates of August 5, 2004 and 2005, resulting from a dispute over the purchase price. According to the contract of sale, the payments due pursuant to the AOtec Notes were subject to an offset and withholding by MXL. MXL paid $175,000 to AOtec on July 7, 2005 and will pay an additional $100,000 in equal installments of $25,000 over the subsequent four quarters to settle the previously outstanding $550,000 in AOtec Notes.

In 2003, Five Star obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on June 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 60% of eligible inventory and 80% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 2% (5.34% at June 30, 2005) for borrowings not to exceed $15,000,000 and the prime rate (6% at June 30, 2005) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At June 30, 2005 and December 31, 2004, approximately $24,944,000 and $18,234,000 was outstanding under the Loan Agreement and approximately $650,000 and $434,000 was available to be borrowed, respectively. Substantially all of Five Star's assets are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of June 30, 2005 Five Star was in compliance with all required covenants.

On March 1, 2005, MXL obtained a Line of Credit Loan (the "MXL Line") from M&T Bank with a one year term, maturing on March 1, 2006. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL's eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%. The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly. National Patent Development has guaranteed the MXL Line. At June 30, 2005, $750,000 was outstanding under the MXL Line and $0 was available to be borrowed.

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

Item 4.    Controls and Procedures

     a. Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective as of the evaluation date, providing them with material timely information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. The Chief Executive Officer and Chief Financial Officer have also concluded that the Company's current disclosure controls and procedures are designed, and are effective as of the evaluation date, to give reasonable assurance that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     b. Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

Item 6.           Exhibits

                  a.       Exhibits

                           10.1 Third Modification Agreement dated as of June 1, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender. Incorporated herein by reference to Exhibit 10.1 of Five Star Products, Inc. Form 10-Q for the quarter ended June 30, 2005.

                           10.2 Amended Note in the amount of $2,800,000 dated June 30, 2005 between the Registrant and Five Star Products, Inc. Incorporated herein by reference to
                           Exhibit 10.2 of Five Star Products, Inc. Form 10-Q for the quarter ended June 30, 2005.

                           10.3 Amendment, dated July 1, 2005, to the Management Agreement, dated July 30, 2004, between GP Strategies Corporation and National Patent Development Corporation. Incorporated herein by reference to
                           Exhibit 10.7 of GP Strategies Form 10-Q for the quarter ended June 30, 2005.

                           10.4 Termination Agreement, dated June 30, 2005, of the Management Agreement, dated July 30, 2004, between National Patent Development Corporation and GP Strategies Corporation. Incorporated herein by reference to Exhibit 10.8 of GP Strategies Form 10-Q for the quarter ended June 30, 2005.

                           31.1 Certification of Chief Executive Officer of the Company dated August 15, 2005 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

                           31.2 Certification of Chief Financial Officer of the Company dated August 15, 2005 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

                           32.2 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated August 15, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

________
        -
*Filed herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                       NATIONAL PATENT DEVELOPMENT CORPORATION


DATE: August 15, 2005                  Jerome I. Feldman
                                       Chairman of the Board and
                                       Chief Executive Officer


DATE: August 15, 2005                  Scott N. Greenberg
                                       Chief Financial Officer