Form 10-Q
period 2005-09-30
NATIONAL PATENT DEVELOPMENT CORP
filed 2005-11-14
CIK 1279715

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2005

                                                                     OR

[ ]TRANSITION REPORT PURSAUNT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from                             to
                              --------------------------------------------------

Commission File Number:                           333-118568
                       ---------------------------------------------------------


                     NATIONAL PATENT DEVELOPMENT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                               13-4005439
------------------------------------                        --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                                Identification No.)

777 Westchester Avenue, White Plains, NY                          10604
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

Indicate the number of shares outstanding of each of issuer's classes of common stock as of November 14, 2005:

            Common Stock                      17,816,370 shares

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                     Page No.

                          Part I. Financial Information

Item 1.      Financial Statements

             Condensed Consolidated Statements of Operations-
                Three Months and Nine months Ended
                September 30, 2005 and 2004 (Unaudited)                     1

             Condensed Consolidated Statements of Comprehensive Loss-
                Three Months and Nine months Ended
                September 30, 2005 and 2004 (Unaudited)                     2

             Condensed Consolidated Balance Sheets -
                September 30, 2005 (Unaudited) and December 31, 2004        3

             Condensed Consolidated Statements of Cash Flows -
                Three Months and Nine months Ended
                September 30, 2005 and 2004 (Unaudited)                     4

             Notes to Condensed Consolidated Financial Statements           5

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        13

Item 3.      Quantitative and Qualitative Disclosure about Market Risk     20

Item 4.      Controls and Procedures                                       20

                           Part II. Other Information

Item 6.      Exhibits                                                      21

Signatures                                                                 22

4
                          PART I. FINANCIAL INFORMATION

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)



                                                       Three Months Ended                  Nine months Ended
                                                          September 30,                      September 30,
                                                        2005             2004               2005          2004
                                                        ----             ----               ----          ----
  Sales                                              $28,940          $28,738            $90,686         $87,463
  Cost of sales                                       24,992           23,783             76,087          72,338
                                                     -------          -------            -------         -------
  Gross margin                                         3,948            4,955             14,599          15,125

  Selling, general and administrative
    expenses                                          (5,091)          (5,180)           (15,873)        (14,939)
                                                    ---------        ---------         ----------      ----------

        Operating  profit (loss)                      (1,143)            (225)            (1,274)            186

  Interest expense                                      (396)            (279)            (1,223)           (760)
  Investment and other income (loss)                      27              111                298          (1,133)
                                                     -------         --------           --------     ------------

       Loss before income taxes and  minority
       interest                                       (1,512)            (393)            (2,199)         (1,707)

  Income tax (expense) benefit                           478             (110)               107            (252)
                                                    --------        ----------          --------        ---------

       Loss before minority interest                  (1,034)            (503)            (2,092)         (1,959)

  Minority interest                                      249              (45)                92            (252)
                                                   ---------        ----------          --------        ---------

       Net loss                                     $   (785)        $   (548)        $   (2,000)     $   (2,211)
                                                    =========        =========        ===========     ===========

  Net loss per share
       Basic and diluted                            $  (0.04)        $  (0.03)          $  (0.11)       $  (0.12)
                                                    =========        =========          =========       =========




          See accompanying notes to consolidated financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)
                                 (in thousands)

                                                     Three Months Ended                 Nine months Ended
                                                        September 30,                     September 30,
                                                       2005          2004                2005          2004
                                                       ----          ----                ----          ----
  Net loss                                           $ (785)         $ (548)         $ (2,000)      $ (2,211)

  Other comprehensive income (loss), before
  tax:
  Net unrealized gain (loss) on
  available-for-sale-securities                         116            (678)              679         (1,088)
  Reclassification adjustment for (gain) loss
  on securities sold included in net loss                (7)              -              (159)           173
  Reclassification adjustment for impairment
  loss on securities included in net loss                 -               -                 -          1,081
  Net unrealized gain (loss) on interest rate
  swap,
  net of minority interest                              100            (148)              158            (36)
                                                   --------       ----------         --------     -----------

  Comprehensive income (loss) before tax               (576)         (1,374)           (1,322)        (2,081)

  Income tax (expense) benefit related to
  items of other comprehensive loss                     (41)             61               (66)           (99)
                                                   ---------    -----------            -------    -----------

  Comprehensive loss                                 $ (617)       $ (1,313)         $ (1,388)      $ (2,180)
                                                     =======       =========         =========      =========





          See accompanying notes to consolidated financial statements.

                     NATIONAL PATENT DEVELOPMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                           September 30,        December 31,
                                                                               2005                     2004
                                                                               ----                     ----
                                                                           (unaudited)
Assets
Current assets
Cash and cash equivalents                                                     $   5,799          $     2,087
Accounts receivable, less allowance
  for doubtful accounts of $444 and $306                                         15,039               11,410
Receivable from GP Strategies Corporation                                             -                5,000
Inventories                                                                      25,016               30,698
Prepaid expenses and other current assets                                         1,173                  530
Property held for sale                                                               -                 1,595
                                                                             ----------             --------
Total current assets                                                             47,027               51,320
Marketable securities available for sale                                            744                1,416
Property, plant and equipment, net                                                3,232                2,876
Investment in Valera                                                              1,590                1,590
Other assets                                                                      3,516                3,272
                                                                              ---------            ---------
Total assets                                                                    $56,109              $60,474
                                                                                =======              =======

Liabilities and stockholder's equity
Current liabilities
Current maturities of long-term debt                                           $    360           $    1,967
Short term borrowings                                                            21,972               18,784
Accounts payable and accrued expenses, including due to
affiliates of $265 and $0, respectively                                          12,350               15,386
Mortgage collateralized by property held for sale                                     -                1,155
                                                                             ----------             --------
Total current liabilities                                                        34,682               37,292
Long-term debt less current maturities                                            1,131                1,395
Other liabilities                                                                   262                  258
                                                                              ---------             --------
Total liabilities                                                                36,075               38,945
Minority interest                                                                 1,730                1,769

Stockholder's equity
Common Stock                                                                        178                  178
Additional paid-in capital                                                       24,694               24,761
Accumulated deficit                                                              (6,843)              (4,843)
Accumulated other comprehensive income (loss)                                       275                 (336)
                                                                            -----------           -----------
Total stockholder's equity                                                       18,304               19,760
                                                                             ----------             --------
Total liabilities and stockholder's equity                                      $56,109              $60,474
                                                                                =======              =======

          See accompanying notes to consolidated financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                      Nine months Ended
                                                                                        September 30,
                                                                                       2005              2004
                                                                                       ----              ----
   Cash flows from operations:
   Net loss                                                                       $ (2,000)          $(2,211)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
   Depreciation and amortization                                                       461               537
   Minority interest                                                                   (91)              252
   Net (gain) loss on marketable securities                                           (159)              131
   Allocation of expenses and taxes from GP Strategies                                   -             1,881
   Loss on disposal of fixed assets                                                    276                 -

   Impairment charge of securities                                                       -             1,081
   Changes in other operating items                                                 (1,699)           (2,727)
                                                                                   --------       -----------
   Net cash used in operations                                                      (3,212)           (1,056)

   Cash flows from investing activities:
   Additions to property, plant and equipment, net                                  (1,012)             (349)
   Proceeds from sale of investments                                                 1,351             1,014
   Proceeds from sale of fixed assets                                                1,514                 -
   Acquisition of minority interest in Five Star Products
   pursuant to the tender offer                                                         -               (657)
   Advances to GP Strategies                                                            -               (984)
                                                                                 ---------            -------
   Net cash provided by (used in) investing activities                               1,853              (976)

   Cash flows from financing activities:
   Distribution to GP Strategies                                                       (91)           (1,049)
   Contribution from GP Strategies                                                       -             1,875
   Payment of receivable from GP Strategies                                          5,000                 -
   Proceeds from short-term borrowings                                               3,188             2,741
   Repayment of long-term debt                                                      (3,026)             (304)
                                                                                  ---------           -------
   Net cash provided by financing activities                                         5,071             3,263
                                                                                  --------           -------

   Net increase (decrease) in cash and cash equivalents                              3,712             1,231
   Cash and cash equivalents at beginning of period                                  2,087               602
                                                                                ----------            ------
   Cash and cash equivalents at end of period                                       $5,799           $ 1,833
                                                                                  ========           =======


   See accompanying notes to the condensed consolidated financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                  Nine months ended September 30, 2005 and 2004
                                   (Unaudited)


12                                              (Continued)
1.       Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2005 and the Condensed Consolidated Statements of Operations and Cash Flows for the three months and nine months ended September 30, 2005 and 2004 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2005 interim periods are not necessarily indicative of results to be expected for the entire year.

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

Shipping and handling costs. Shipping and handling costs are included as a part of selling, general and administrative expense. These cost amounted to $1,356,000 and $1,306,000 and $3,913,000 and $3,464,000, for the three months and nine months ended September 30, 2005 and 2004, respectively.

Inventories. Inventories are valued at the lower of cost or market, using the first-in, first-out method.

Derivatives and hedging activities. The interest rate swap and interest rate collar entered into by the Five Star in connection with its Loan and Security Agreement (see Note 5) is being accounted for under SFAS No. 133, as amended,

"Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. During the quarter ended and nine months ended September 30, 2005 the Company recognized a loss of $14,000 and $3,000, respectively, as part of other income, for the changes in the fair value of the interest rate collar. During the quarter ended and nine months ended September 30, 2004 the Company recognized a gain of $61,000 and $4,000, respectively, as part of other income, for the changes in the fair value of the interest rate collar. The fair value of the interest rate collar amounted to $23,000 and $19,000 at September 30, 2005 and December 31, 2004 and is included in other liabilities in the accompanying balance sheets.

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

Pro forma net loss and loss per share disclosures as if compensation expense was recorded based on the fair value of options granted under the Five Star Products, Inc. 1994 Five Star Plan have been presented in accordance with the provisions of SFAS No. 123, is as follows for the three months and nine months ended September 30, 2005 and 2004 (in thousands, except per share amounts):

                                                       Three Months Ended                 Nine months Ended
                                                         September 30,                      September 30,
                                                      2005           2004                2005            2004
                                                      ----           ----                ----            ----
Net loss - As reported                                $ (785)       $  (548)            $ (2,000)      $ (2,211)
Compensation expense, net of tax
  Five Star stock options                                 (2)            (2)                  (5)            (6)
                                                      -------     ----------              -------      ---------
  Pro forma net loss                                    (787)        $ (550)            $ (2,005)      $ (2,217)
Basic and diluted loss per share
  As reported                                         $ (.04)        $ (.03)             $  (.11)      $  (.12)
  Pro forma net loss per share                        $ (.04)        $ (.03)             $  (.11)      $  (.12)


3.       Per share data

Basic and diluted loss per share for the three months and nine months ended September 30, 2004 is based upon the 17,798,585 common shares of National Patent Development issued in 2004 and distributed in the spin-off, which are treated as outstanding for the period. Basic and diluted loss per share for the three months and nine months ended September 30, 2005 is based upon the actual number of National Patent Development shares outstanding for the period. Outstanding warrants to acquire 1,423,887 common shares issued in December 2004 were not included in the 2005 diluted computation, as their effect would be anti-dilutive.

Loss per share for the three months and nine months ended September 30, 2005 and 2004 are as follows (in thousands, except per share amounts):

                                                  Three Months Ended                Nine months Ended
                                                       June 30,                         June 30,
                                                 2005           2004               2005           2004
                                                 ----           ----               ----           ----
  Basic and Diluted EPS
  Net loss                                       $  (785)       $  (548)           $ (2,000)     $ (2,211)
  Weighted average shares
    outstanding, basic and diluted                17,810         17,799              17,804        17,799
  Basic and diluted loss per share               $ (.04)        $ (.03)            $   (.11)       $ (.12)

4.       Long-term debt

Long-term debt

Long-term debt is comprised of the following (in thousands):

                                                            September 30,       December 31,
                                                                  2005                 2004
                                                               -------              -------
  MXL Pennsylvania Mortgage (a)                                  $1,230              $1,305
  AOtec Debt and Notes (b)                                          246                 421
  Valera stock acquisition debt (see Note 9(a))                       -               1,590
  Capital lease obligations                                          15                  46
                                                             ----------           ---------
                                                                  1,491               3,362
  Less current maturities                                          (360)             (1,967)
                                                               ---------            --------
                                                                 $1,131              $1,395
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

(b) In September 2003, MXL purchased machinery, equipment and inventory from AOtec LLC ("AOtec"), located in the Massachusetts area, for $1,100,000, subject to adjustment. In connection with this purchase, the Company valued the machinery and equipment at approximately $900,000, the inventory at approximately $350,000 and recorded an accrued expense of $150,000. MXL paid $100,000 of the purchase price in cash and issued three notes, in the amount of $450,000, $275,000 and $275,000 each, due October 1, 2003, August 5, 2004 and
August 5, 2005, respectively (collectively, the "AOtec Notes"). The AOtec Notes bear interest on the unpaid principal amount at the rate of 4% per annum. On October 1, 2003, MXL borrowed $700,000 from a bank under an agreement to finance the purchase price (the "AOtec Debt") and used a portion of the proceeds to pay the $450,000 note. The AOtec Debt bears interest at the rate of 5.89 % per annum, is payable monthly for three-years and is secured by the machinery and equipment purchased from AOtec. GP Strategies guaranteed the AOtec Debt. On July 7, 2005 MXL negotiated a reduction of $275,000 in the amounts due under the AOtec Notes with maturity dates of August 5, 2004 and 2005, resulting from a dispute over the purchase price. According to the contract of sale, the payments due pursuant to the AOtec Notes were subject to an offset and withholding by MXL. MXL paid $175,000 to AOtec on July 7, 2005 and will pay an additional $100,000 in equal installments of $25,000 over the subsequent four quarters to settle the previously outstanding $550,000 in AOtec Notes. The AOtec Notes amounting to $100,000 and $550,000 as of September 30, 2005 and December 31, 2004, respectively, are classified as short term borrowings on the Company's Consolidated Balance Sheets and are not included in the table above. The reduction of $275,000 was accounted for as a purchase price adjustment, with the purchased inventory still on hand reduced by $131,000, machinery and equipment reduced by $61,000 and reversal of a write-down of $83,000 for AOtec equipment previously written-off.

5. Short term borrowings

Five Star short-term borrowings

In 2003, Five Star obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (5.36% at September 30, 2005) for borrowings not to exceed $15,000,000 and the prime rate (6.75% at September 30, 2005) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At September 30, 2005 and December 31, 2004, approximately $20,923,000 and $18,234,000 was outstanding under the Loan Agreement and approximately $2,359,000 and $434,000 was available to be borrowed, respectively. Substantially all of Five Star's assets are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. For the three months ended September 30, 2005 Five Star was not in compliance with the covenant that required a certain minimum fixed charge coverage ratio, however, for the period, the Company received a waiver of default from the Lender.

In connection with the Loan Agreement, Five Star also entered into a derivative transaction with the Lender. The derivative transaction is an interest rate swap and has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount. The fair value of the interest rate swap amounted to $352,000 and $105,000 at September 30, 2005 and December 31, 2004, respectively, and is included in other assets in the accompanying balance sheets.

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

MXL short-term borrowings

On March 1, 2005, MXL obtained a Line of Credit Loan (the "MXL Line") from M&T Bank with a one year term, maturing on March 1, 2006. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL's eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%. The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly. National Patent Development has guaranteed the MXL Line. At September 30, 2005, $950,000 was outstanding under the MXL Line and $50,000 was available to be borrowed.

6.       Inventories

Inventories are comprised of the following (in thousands):

                       September 30, 2005            December 31, 2004
                       ------------------            -----------------
   Raw materials               $      505                 $      753
   Work in process                    328                        277
   Finished goods                  24,183                     29,668
                                  -------                   --------
                                  $25,016                    $30,698
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

The following tables set forth the sales and operating income (loss) of each of the Company's operating segments (in thousands):

                      Three Months Ended Nine months Ended
                           September 30, September 30,
                                        2005           2004                  2005          2004
                                        ----           ----                  ----          ----
      Sales
      Five Star                        $26,899         $26,678               $84,717       $80,971
      MXL                                2,041           2,060                 5,969         6,492
                                     ---------       ---------             ---------    ----------
                                       $28,940         $28,738               $90,686       $87,463

                      Three Months Ended Nine months Ended
                           September 30, September 30,
                                        2005            2004                 2005           2004
                                        ----            ----                 ----           ----
      Segment operating income
      (loss)
      Five Star                        $  (722)          $  477                $ 937        $1,953
      MXL                                   83             (319)                (623)         (741)
                                      --------          --------            ---------     ---------
                                        $ (639)            $158                $ 314        $1,212

A reconciliation of the segment operating income (loss) to loss before income tax (expense) benefit and minority interests in the condensed consolidated statements of operations is shown below (in thousands):

                                                      Three Months Ended                Nine months Ended
                                                         September 30,                    September 30,
                                                         2005          2004               2005           2004
                                                         ----          ----               ----           ----
    Segment operating income  (loss)                    $(639)     $    158               $314        $ 1,212
    Corporate and other general and
    administrative expenses                              (504)         (383)            (1,588)        (1,026)
    Interest expense                                     (396)         (279)            (1,223)          (760)
    Investment and other income (loss)                     27           111                298         (1,133)
                                                      -------      --------         ----------      ----------
    Loss before income tax
       expense and minority interests                 $(1,512)        $(393)         $  (2,199)       $(1,707)


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

b) Certain of the Company's executive officers are also executive officers of GP Strategies and will remain on GP Strategies' payroll. The executive officers do not receive any salary from the Company; however, they provide the Company with management services under a management agreement between GP Strategies and the Company. Services under the agreement relate to corporate federal and state income taxes, corporate legal services, corporate secretarial administrative support, and executive management consulting. The term of the agreement extends for three years from the date of the spin-off, or through November 24, 2007, and may be terminated by either the Company or GP Strategies on or after July 30, 2006 with 180 days prior written notice. Prior to July 1, 2005 GP Strategies charged the Company a management fee to cover an allocable portion of the compensation of these officers, based on the time they spent providing services to the Company, in addition to an allocable portion of certain other corporate expenses. Such fees amounted to $656,000 for the six months ended June 30, 2005.

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

The Company had entered into a separate management agreement with GP Strategies pursuant to which the Company provided certain general corporate services to GP Strategies. Under this management agreement, the Company charged GP Strategies a management fee to cover an allocable portion of corporate overhead related to services performed for GP Strategies and its subsidiaries. Such fees amounted to $82,000 for the six months ended June 30, 2005. Effective as of July 1, 2005 the Company and GP Strategies terminated the management agreement whereby the Company provided general corporate services to GP Strategies.

Sale of MXL's Illinois facility

On July 28, 2005 MXL sold its Illinois facility, comprised of land and 55,000 square feet of warehouse and office space in Downer's Grove, IL for net proceeds of $1,466,000, less applicable taxes, commissions and other closing costs. Subsequent to the sale, MXL repaid the mortgage and interest on the facility of approximately $1,155,000 and leased back 10,000 square feet of the facility for two years with an option for an additional year with annual rent of approximately $80,000. In the fourth quarter of 2004, the Company incurred a loss of $872,000 to record the Illinois facility at fair value, based upon the expected net proceeds from the sale of the Illinois facility. For the three months and nine months ended September 30, 2005, the Company incurred additional losses on the sale of the facility of $6,000 and $140,000, respectively, based upon the final proceeds from the sale of the Illinois facility, net of commissions, taxes and other closing costs.

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

Five Star Overview

Five Star is a publicly held company that is a leading distributor of home decorating, hardware, and finishing products to independent retailers. Five Star offers products from leading manufacturers in the home improvement industry and distributes those products to retail dealers, which include lumber yards, "do-it yourself" centers, hardware stores and paint stores. Five Star has grown to be one of the largest independent distributors in the Northeast United States by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers.

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

Operating Highlights

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

For the three months ended September 30, 2005, the Company had a loss before income tax expense and minority interest of $1,512,000 compared to a loss before income tax expense and minority interest of $393,000 for the three months ended September 30, 2004. The increase in the loss is a result of weaker segment operating income, which decreased by $797,000, increased corporate and other general and administrative expenses of $121,000 and increased interest expense of $117,000 and decreased investment and other income of $84,000.

Sales

                                                     Three months
                                                 ended September 30,
                                               2005                 2004
                                               ----                 ----
        Five Star                            $26,899,000          $26,678,000
        MXL                                    2,041,000            2,060,000
                                           -------------       --------------
                                             $28,940,000          $28,738,000

The increase in Five Star sales of $221,000 was a result of increased sales volume generated from the Company's annual trade shows; as well as rising prices due to increased raw material costs for certain of the Company's vendors.

The decrease in MXL sales of $19,000 was mainly a result of decreased revenues from MXL's Massachusetts facility, which MXL exited in the first quarter of 2005. MXL relocated the inventory, machinery and equipment purchased from AOtec and consolidated its injection molding and precision coating operations at its Lancaster, PA facility.


Gross margin

                                   Three months ended
                                     September 30,
                    -----------------------------------------------------
                    -------------- --------- ----------------- ----------
                       2005             %          2004            %
                    -------             -       -------            -
      Five Star      $3,429,000        12.7       $4,744,000      17.8
      MXL               519,000        25.4          211,000      10.2
                    -----------      ------     ------------      ----
                     $3,948,000        13.6       $4,955,000      17.2
                     ----------        ----       ----------      ----

Five Star's gross margin of $3,429,000, or 12.7% of net sales, for the quarter ended September 30, 2005 decreased by $1,315,000, or 28%, when compared to $4,744,000, or 17.8% of net sales, for the quarter ended September 30, 2004. The decrease in gross margin and gross margin percentage for the quarter ended September 30, 2005 was a result of an unfavorable shift in the product mix sold, increased price-based competition, an increase in pricing by vendors, as well as some resistance to price increases by customers.

MXL's gross margin of $519,000, or 25.4% of sales, for the quarter ended September 30, 2005 increased by $308,000 or 145% when compared to gross profit of $211,000, or 10.2% of sales, for the quarter ended September 30, 2004, mainly due to a more favorable product mix sold.

Selling, general, and administrative expenses

For the three months ended September 30, 2005, selling, general and administrative expenses decreased by $89,000 from $5,180,000 for the three months ended September 30, 2004 to $5,091,000. Five Star's decrease of $116,000 in selling, general and administrative expenses was primarily attributable to a decrease in salesmen commissions and office salaries, while MXL's $94,000 decrease was primarily attributable to decreases in employee salaries and benefits, and rental expense. The decrease in segment selling, general and administrative expenses was partially offset by increased general and administrative expenses of $121,000 at the National Patent Development corporate level, mainly due to the Company incurring its own expenses for the three months ended September 30, 2005, whereas for the three months ended September 30, 2004 the Company was being allocated GP Strategies corporate selling, general and administrative expenses.

Investment and other income (loss), net.

The Company recognized investment and other income of $27,000 for the three months ended September 30, 2005 mainly due to interest and investment income. In addition, during the quarter, the Company recognized a gain of $40,000 on the sale of Millennium Cell, Inc. common stock and a loss on the sale of Avenue Entertainment Group, Inc common stock of $33,000.

The Company recognized investment and other income of $111,000 the three months ended September 30, 2004 mainly due a gain of $61,000 for the change in the fair value of Five Star's interest rate collar, in addition to interest and investment income.

Income taxes

For the three months ended September 30, 2005 and 2004, the Company recorded an income tax benefit of $478,000 and an income tax expense of $110,000, respectively, which represents the Company's applicable federal, state and local tax expense for the periods.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

For the nine months ended September 30, 2005, the Company had a loss before income tax expense and minority interest of $2,199,000 compared to a loss before income tax expense and minority interest of $1,707,000 for the nine months ended September 30, 2004. The decrease in pre-tax income is a result of weaker segment operating income, which decreased by $898,000, increased corporate and other general and administrative expenses of $562,000 and increased interest expense of $463,000; offset by increased investment and other income of $1,431,000.

Sales

                                                 Nine months
                                             ended September 30,
                                           2005                 2004
                                           ----                 ----
                    Five Star            $84,717,000         $ 80,971,000
                    MXL                    5,969,000            6,492,000
                                       -------------         ------------
                                         $90,686,000          $87,463,000

The increase in Five Star sales of $3,746,000 was a result of increased sales volume generated from the Company's annual trade shows; as well as rising prices due to increased raw material costs for certain of the Company's vendors.

The decrease in MXL sales of $523,000 was primarily a result of was a result of supplier and tooling problems, which caused delays in production and pushed certain sales toward the end of 2005, as well as decreased revenues from MXL's Massachusetts facility, which MXL exited in the first quarter of 2005. MXL relocated the inventory, machinery and equipment purchased from AOtec and consolidated its injection molding and precision coating operations at its Lancaster, PA facility.

Gross margin

                                      Nine months ended
                                          June 30,
                     ------------------------------------------------------
                     --------------- --------- ----------------- ----------
                         2005             %          2004            %
                     --------             -       -------            -
       Five Star      $13,437,000        15.9      $14,153,000      17.5
       MXL              1,162,000        19.5          972,000      15.0
                     ------------      ------     ------------      ----
                      $14,599,000        16.1      $15,125,000      17.3
                      -----------        ----      -----------      ----

Five Star's gross margin of $13,437,000, or 15.9% of net sales, for the nine months ended September 30, 2005 decreased by $716,000, or 5%, when compared to $14,153,00, or 17.5% of net sales, for the nine months ended September 30, 2004. The decrease in gross margin and gross margin percentage for the nine months ended September 30, 2005 was a result of an unfavorable shift in the product mix sold, increased price-based competition, an increase in pricing by vendors, as well as some resistance to price increases by customers.

MXL's gross margin of $1,162,000, or 19.5% of sales, for the nine months ended September 30, 2005 increased by $190,000 or 20% when compared to gross profit of $972,000, or 15.0% of sales, for the quarter ended September 30, 2004, mainly due to a more favorable shift in the product mix sold, in particular for the third quarter of 2005.

Selling, general, and administrative expenses

For the nine months ended September 30, 2005, selling, general and administrative expenses increased by $934,000 from $14,939,000 for the nine months ended September 30, 2004 to $15,873,000 partially due to increased general and administrative expenses of $562,000 at the National Patent Development corporate level. Five Star's selling, general and administrative expenses increased by $300,000 primarily attributable to increases in salesmen commissions, in delivery expenses and in medical expenses. MXL's selling, general and administrative expenses increased by $72,000 primarily due to increased travel, product development, and loss on sale of fixed assets; offset by decreases in facility costs and employee benefits.

Loss on sale of the Illinois facility

For the nine months ended September 30, 2005 the Company incurred a loss of $140,000, based upon the final proceeds from the sale of the Illinois facility, net of commissions, taxes and other closing costs. This loss in included as part of selling, general and administrative expenses on the consolidated statement of operation for the period.


Investment and other income (loss), net.

National Patent Development recognized investment and other income of $298,000 the nine months ended September 30, 2005 mainly due a gain on sale of Millennium Cell, Inc. common stock of $192,000, as well as interest and investment income; partly offset by a loss on the sale of Avenue Entertainment Group, Inc common stock of $33,000.

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

Income taxes

For the nine months ended September 30, 2005 and 2004, the Company recorded an income tax benefit of $107,000 and income tax expense $252,000, respectively, which represents the Company's applicable federal, state and local tax expense for the periods.

Liquidity and capital resources

At September 30, 2005, the Company had cash and cash equivalents totaling of $5,799,000. The Company believes that cash generated from operations and borrowing availability under existing credit agreements will be sufficient to fund the Company's working capital requirements for at least the next twelve months.

For the nine months ended September 30, 2005, National Patent Development's working capital decreased by $1,683,000 to $12,345,000 from $14,028,000 as of December 31, 2004. The working capital decrease was primarily a result of a net loss for the period.

The increase in cash and cash equivalents of $3,712,000 for the nine months ended September 30, 2005 resulted from the following: (i) net cash used in operations of $3,212,000, due primarily to a net loss of $2,000,000, an increase in accounts receivable of $3,629,000, and a decrease in accounts payable and accrued expenses of $3,036,000, offset by a decrease in inventory of $5,682,000;
(ii) net cash provided by investing activities of $1,853,000, consisting proceeds on sale of investments of $1,351,000 and proceeds on sales of property, plant and equipment of $1,514,000, offset by additions to property, plant and equipment of $1,012,000; and (iii) net cash provided by financing activities of

$5,071,000, consisting of repayment of a receivable from GP Strategies of $5,000,000 and proceeds of short term borrowings of $3,188,000, offset by repayments of long-term debt of $3,026,000 and a distribution to GP Strategies of $91,000.

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

In September 2003, MXL purchased machinery, equipment and inventory from AOtec LLC ("AOtec"), located in the Massachusetts area, for $1,100,000, subject to adjustment. In connection with this purchase, the Company valued the machinery and equipment at approximately $900,000, the inventory at approximately $350,000 and recorded an accrued expense of $150,000. MXL paid $100,000 of the purchase price in cash and issued three notes, in the amount of $450,000, $275,000 and $275,000 each, due October 1, 2003, August 5, 2004 and August 5, 2005, respectively (collectively, the "AOtec Notes"). The AOtec Notes bear interest on the unpaid principal amount at the rate of 4% per annum. On October 1, 2003, MXL borrowed $700,000 from a bank under an agreement to finance the purchase price (the "AOtec Debt") and used a portion of the proceeds to pay the $450,000 note. The AOtec Debt bears interest at the rate of 5.89 % per annum, is payable monthly for three-years and is secured by the machinery and equipment purchased from AOtec. GP Strategies guaranteed the AOtec Debt. On July 7, 2005 MXL negotiated a reduction in the amounts due under the AOtec Notes with maturity dates of August 5, 2004 and 2005, resulting from a dispute over the purchase price. According to the contract of sale, the payments due pursuant to the AOtec Notes were subject to an offset and withholding by MXL. MXL paid $175,000 to AOtec on July 7, 2005 and will pay an additional $100,000 in equal installments of $25,000 over the subsequent four quarters to settle the previously outstanding $550,000 in AOtec Notes. The AOtec Notes amounting to $100,000 and $550,000 as of September 30, 2005 and December 31, 2004, respectively, are classified as short term borrowings on the Company's Consolidated Balance Sheets.

In 2003, Five Star obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (5.36% at September 30, 2005) for borrowings not to exceed $15,000,000 and the prime rate (6.75% at September 30,

2005) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At September 30, 2005 and December 31, 2004, approximately $20,923,000 and $18,234,000 was outstanding under the Loan Agreement and approximately $2,359,000 and $434,000 was available to be borrowed, respectively. Substantially all of Five Star's assets are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. For the three months ended September 30, 2005 Five Star was not in compliance with the covenant that required a certain minimum fixed charge coverage ratio, however, for the period, the Company received a waiver of default from the Lender. .

On March 1, 2005, MXL obtained a Line of Credit Loan (the "MXL Line") from M&T Bank with a one year term, maturing on March 1, 2006. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL's eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%. The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly. National Patent Development has guaranteed the MXL Line. At September 30, 2005, $950,000 was outstanding under the MXL Line and $50,000 was available to be borrowed.

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

                           PART II. OTHER INFORMATION

Item 6.           Exhibits

                  a.       Exhibits

                           10.1 Fourth Modification Agreement dated September 26, 2005, but effective as of August 1, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender. Incorporated herein by reference to Exhibit 10.1 of Five Star Products, Inc. Form 10-Q for the quarter ended September 30, 2005.

                           10.2 Release and Settlement Agreement dated as of July 8, 2005, by and between AOtec, LLC and MXL Industries, Inc.

                           10.3 Waiver of minimum Fixed Charge Coverage Ratio requirement for the three months ended September 30, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender. Incorporated herein by reference to Exhibit 10.2 of Five Star Products, Inc. Form 10-Q for the quarter ended September 30, 2005.

                           31.1 Certification of Chief Executive Officer of the Company dated November 14, 2005 pursuant to Securities and Exchange Act Rule
                           13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

                           31.2 Certification of Chief Financial Officer of the Company dated November 14, 2005 pursuant to Securities and Exchange Act Rule
                           13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

                           32.2 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated November 14, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

________
        -
*Filed herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                       NATIONAL PATENT DEVELOPMENT CORPORATION


DATE: November 14, 2005                Jerome I. Feldman
                                       Chairman of the Board and
                                       Chief Executive Officer


DATE: November 14, 2005                Scott N. Greenberg
                                       Chief Financial Officer