Form 10-K
period 2005-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 2006-04-17
CIK 1279715

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended                          December 31, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934

For the transition period from                            to ________________

                        Commission File Number 333-118568

                     NATIONAL PATENT DEVELOPMENT CORPORATION

             (Exact name of Registrant as specified in its charter)

       Delaware                                        13-4005439
(State of Incorporation)                   (I.R.S. Employer Identification No.)

777 Westchester Avenue                                   10604
(Address of principal executive offices)               (Zip Code)

                                 (914) 249-9700
                         Registrant's telephone number,
including area code:

Securities registered pursuant to Section 12(b) of the Act:                 None

Securities registered pursuant to Section 12(g) of the Act:
                                            Common Stock, $.01 Par Value
                                            ----------------------------
                                                    (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No __X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ___ No __X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____   Accelerated filer__ __  Non-accelerated filer_X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ___ No __X__

The aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share held by non-affiliates as of June 30, 2005 was approximately $32,848,707.

The number of shares outstanding of the registrant's Common Stock as of March 15, 2006:


              Class                                     Outstanding

Common Stock, par value $.01 per share               17,828,947 shares

DOCUMENTS INCORPORATED BY REFERENCE                           None

                                                                        Page
PART I

Item 1.       Business                                                   1

Item 1A.      Risk Factors                                              13

Item 2.       Properties                                                15

Item 3.       Legal Proceedings                                         15

Item 4.       Submission of Matters to a Vote of Security Holders       16

PART II

Item 5.       Market for the Registrant's Common Equity and Related
              Stockholder Matters                                       17

Item 6.       Selected Financial Data                                   19

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       20

Item 7A.      Quantitative and Qualitative Disclosures about Market
              Risk                                                      32

Item 8.       Financial Statements and Supplementary Data               33

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                       72

Item 9A.      Controls and Procedures                                   72

Item 9B.      Other Information                                         72

PART III

Item 10.      Directors and Executive Officers of the Registrant        75

Item 11.      Executive Compensation                                    75

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                77

Item 13.      Certain Relationships and Related Transactions            80

Item 14.      Principal Accountant Fees and Services                    82

PART IV

Item 15.      Exhibits and Financial Statement Schedules                84

Signatures    85

Exhibit Index (i)

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We use words such as "expects", "intends", "believes", "may", "will" and "anticipates" to indicate forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under Item 1A - Risk Factors and those other risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

If any one or more of these expectations and assumptions proves incorrect, actual results will likely differ materially from those contemplated by the forward-looking statements. Even if all of the foregoing assumptions and expectations prove correct, actual results may still differ materially from those expressed in the forward-looking statements as a result of factors we may not anticipate or that may be beyond our control. While we cannot assess the future impact that any of these differences could have on our business, financial condition, results of operations and cash flows or the market price of shares of our common stock, the differences could be significant. We do not undertake to update any forward-looking statements made by us, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

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

         The Company owns and operates the optical plastics business through its wholly-owned subsidiary, MXL Industries, Inc. ("MXL"), the home improvement distribution business through its partially owned subsidiary Five Star Products, Inc. ("Five Star") and also owns certain other non-core assets, including an investment in Millennium Cell, an approximately 14% interest in Valera Pharmaceuticals (which went public in February 2006); and certain real estate.

Company Information Available

         The Company makes available free of charge , its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendment to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, or the "Exchange Act," as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission upon written request to the Company's Secretary in writing to the following address: National Patent Development Corporation, Attn: Secretary, 777 Westchester Avenue, White Plains, NY 10604.

MXL Industries

General

         Our wholly-owned subsidiary, MXL, is a molder and precision coater of optical plastics. MXL is a specialist in the manufacture of polycarbonate parts requiring adherence to strict optical quality specifications, and in the application of abrasion and fog resistant coatings to those parts. Polycarbonate is the most impact resistant plastic utilized in optical quality molded parts. MXL's products include shields, face masks, security domes, and non-optical plastic products, produced for over 50 clients in the safety, recreation, security, and military industries. MXL also produces custom molded and decorated products manufactured out of acrylic. Additionally, MXL's Illinois operations, previously known as The Woodland Mold and Tool Division of MXL, have the capability to design and construct injection molds for a variety of applications (optical and non-optical).

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

         MXL's Illinois division, Woodland Mold and Tool, was acquired by MXL in 1987 as MXL's business grew to include in-house optical injection molding. Illinois' capabilities range from the production of long-life tooling for standard molding applications to the design, construction and repair and polishing of sophisticated optical molds. In the fourth quarter 2004, management decided to sell MXL's Illinois facility as a result of a decline in production volume for the Illinois division and taking into consideration MXL's diminished real estate needs. On July 28, 2005 MXL sold its Illinois facility, comprised of land and 55,000 square feet of warehouse and office space in Downer's Grove, IL for net proceeds of $1,466,000, less applicable taxes and other closing costs. Subsequent to the sale, MXL repaid the mortgage and interest on the facility of approximately $1,155,000 and leased back 10,000 square feet of the facility for two years with an option for an additional three years with annual rent of approximately $80,000. In the fourth quarter of 2004, the Company incurred a loss of $872,000 to record the Illinois facility at fair value, based upon the expected net proceeds from the sale of the Illinois facility. In 2005, the Company incurred additional losses on the sale of the facility of $140,000, respectively, based upon the final proceeds from the sale of the Illinois facility, net of commissions, taxes and other closing costs.

         In 2003, MXL acquired certain of the precision custom optical assemblies inventory, machinery and equipment of AOtec for $1,000,000 in notes (the "AOtec Notes") and $100,000 in cash. AOtec, located in the Massachusetts area, is a successor to the American Optical Corporation, one of the pioneers in optics research and development for over 160 years. MXL leased space in Massachusetts for the newly purchased equipment. In 2004, MXL exercised an option for an earlier termination without penalty of the Massachusetts facility lease. MXL vacated the premises and the lease terminated as of March 31, 2005. MXL relocated the inventory, machinery and equipment purchased from AOtec and is consolidating its injection molding and precision coating operations at its Lancaster, PA facility. On July 7, 2005 MXL negotiated a reduction of $275,000 in the amounts due under the AOtec Notes with maturity dates of August 5, 2004 and 2005, resulting from a dispute over the purchase price. According to the contract of sale, the payments due pursuant to the AOtec Notes were subject to an offset and withholding by MXL. MXL paid $175,000 to AOtec on July 7, 2005 and will pay an additional $100,000 in equal installments of $25,000 over the subsequent four quarters to settle the previously outstanding $550,000 in AOtec Notes. The AOtec Notes amounting to $50,000 and $550,000 as of December 31, 2005 and December 31, 2004, respectively, are classified as short term borrowings on the Company's Consolidated Balance Sheets. The reduction of $275,000 was accounted for as a purchase price adjustment, with the purchased inventory still on hand reduced by $131,000, machinery and equipment reduced by $61,000 and reversal of a write-down of $83,000 for AOtec equipment previously written-off.

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

         MXL's net sales in the regions it does business for the years ended December 31, 2005, 2004 and 2003, based upon the customers' locations, are as follows (in thousands):

                                   Year Ended December 31,
                               --------------------------------------
                               -------- --------------- -------------
                                  2005            2004          2003
                                  ----            ----          ----
                               -------- --------------- -------------

        United States           $5,724          $5,662        $6,930
        Far East                 1,376           1,288         1,230
        Other                      815           1,291           453
                                   --             --          ------
        Total                   $7,915          $8,241        $8,613
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

o Reputation for Quality and Service. MXL's on-going commitment to quality has enabled it to meet the rigorous requirements of its most valued customers and has earned it a reputation as the premier optical injection molder in the industry. MXL has a reputation for on-time delivery, and its return rate is exceptionally low, representing only 1% of sales volume. As these customers continue to focus on product quality, MXL's past performance and long-term improvement programs should further strengthen customer relationships.

o Superior Technical Skills and Expertise. The engineering experience of MXL's senior management has enabled MXL to take advantage of state-of-the-art injection molding technology and effectively develop cost-effective and efficient production facilities. MXL's proprietary HYDRON(R) permanent anti-fog coating absorbs moisture to form a barrier against fogging.
o ISO 9001:2000 Registration. MXL's Pennsylvania facilities are ISO 9001:2000 certified-a universally accepted quality assurance designation indicating the highest quality manufacturing standards. A certification by the International Standards Organization means that a company maintains a quality system that is regularly assessed for compliance to ISO standards. Meeting the ISO standard of quality confirms MXL's commitment to manufacturing excellence.
o Integrated Plastics Business. The combination of MXL's original business and its acquired equipment and technology from AOtec, has created an integrated business which offers clients a full range of design, production and marketing services for molded and coated optical plastic products.
o Modern Automated Manufacturing. MXL's presses and coating lines, state-of-the-art for the molding business, are efficiently designed and well maintained. The equipment can be quickly reconfigured to meet specific job requirements.
o Well-Qualified Management Team. MXL's senior management has extensive experience in all aspects of the plastic molding and coating industry. The senior management team has on average a minimum of 10 years of direct manufacturing experience in this or related industries.
o Attractive Growth Opportunities. With the leadership of the senior management, MXL is poised to enter any plastic molding and coating business. Its acquisition of certain of the AOtec assets was a logical extension of its position as a leading provider of optical quality injection molds by allowing MXL to further expand its business into the military arena. MXL believes that the combination of its proprietary "Anti-Fog" coating, precise processing of the "Anti-Scratch" coatings, precise molding and proprietary grinding and polishing methods for its injection tools as well as its vacuum deposited anti-reflection coatings and laser eye protection technology will provide it with the opportunity to expand into related products.
Strategy

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

         Injection Molding. MXL has the capability to manufacture a wide variety of custom injection molding plastics for the recreation, industrial safety, security and defense industries. Some of the products that MXL produces include facemasks and shields for recreation purposes and industrial safety companies. All of MXL's custom molding involves polycarbonate or acrylic, which are difficult resins to mold and have required the development of sophisticated manufacturing skills. MXL's closed-loop process control system monitors and provides quality-assurance for every critical variable from resin drying, through mold temperature and alignment, to robotic part removal. MXL's specially designed clean room environment automatically removes dust and holds temperature and humidity constant throughout the year.

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

         Tool Manufacturing. The Illinois operations use seven tool and die makers to produce optical injection mold tools and standard injection mold tools in sizes up to 36 inches x 36 inches x 36 inches.

Manufacturing and Raw Materials

         MXL's primary raw materials are plastic resin (principally polycarbonate), acrylic, silicone hard coatings and HYDRON(R) anti-fog coating. MXL is able to fulfill its requirements for plastic resin and acrylic through arrangements with various distributors and is able to fulfill its requirements for silicone hard coating from manufacturers. MXL manufactures its proprietary HYDRON(R), which is applied as a fog resistant coating to its optical products. Plastic resin is a petroleum based product, and as such, is subject to price increases (up to 25% during the year ended December 31, 2005) along with increases in crude oil prices, which have increased by over 40% during the year ended December 31, 2005.

Customers

         As the market for optical injection molded plastics is relatively focused, MXL serves virtually all of the major users. The customer base of MXL includes over 50 commercial customers in 27 states and Japan, the United Kingdom, Europe, the Middle East, Mexico, Canada and Australia. These commercial customers are primarily in the recreation, safety, and security industries. MXL's largest three customers comprised approximately 16%, 11% and 10%, respectively, of its total sales in 2005.

         MXL's government customers include various offices of the Department of Defense. MXL is required to comply with various federal regulations including military specifications and Federal Acquisition Regulations for military end use applications. There are no government contracts subject to renegotiation or termination at the election of the government.

Sales and Distribution

         Because of the narrow niche MXL serves, its sales and marketing effort concentrates on industry trade shows, such as the Society of Plastics Engineers, and advertising in industry journals. Its senior management team, as well as two marketing and sales executives, is responsible for the sales and marketing effort. It also utilizes two sales associates to market its products.

Backlog

         MXL's sales order backlog as of December 31, 2005 was approximately $2,220,000 ($1,627,000 as of December 31, 2004) and most of the orders are expected to be completed during fiscal 2006.

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

Employees

         As of December 31, 2005, MXL employed approximately 60 persons, including 54 at its Lancaster facility and 6 in its Illinois facility. Of the MXL employees, 46 are in production or shipping, with the remainder serving in executive, administrative office and sales capacities. None of MXL's employees are subject to collective bargaining agreements. MXL believes its relationship with its employees is good.

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

Industry Overview and Competition

         The paint sundry items distribution industry is closely related to the do-it-yourself retail market, which has tended to exhibit elements of counter-cyclicality. In times of recession, consumers tend to spend more on home improvements if they cannot afford to trade up to bigger homes. In times of economic strength, consumers tend to spend heavily on home improvements because they believe they can afford to complete their home improvement projects. According to the National Retail Hardware Association, total retail sales by home improvement retailers are estimated to be $270 billion in 2005 and are projected to grow at a 5.75% compound rate through 2009.

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

Customers

         Five Star's largest customer accounted for approximately 4% of its sales in 2005 and its 10 largest customers accounted for approximately 13.7% of such sales. All customers are unaffiliated and Five Star does not have a long-term contractual relationship with any of them.

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

Employees

         Five Star employed approximately 260 people as of December 31, 2005. Management-employee relations are considered good at both of Five Star's warehouse facilities. The Teamsters union represents approximately 94 union employees at the New Jersey warehouse facility. The Connecticut warehouse facility is completely non-unionized. Five Star has never experienced a labor strike at its facilities. Five Star's contract with Local No. 11, affiliated with the International Brotherhood of Teamsters expires on December 19, 2008.

Other Assets

Valera Pharmaceuticals

         On February 7, 2006 Valera completed an initial public offering of 3,862,500 shares of common stock at $9.00 per share. Valera's common stock is traded on the NASDAQ National Market under the symbol VLRX. All of the convertible preferred stock outstanding at the time of the offering, including accrued dividends, automatically converted into common stock. Subsequent to the public offering, after giving effect to the conversion of the Series B preferred stock, the Company owns 2,070,670 shares of Valera common stock, or approximately 14% of the currently outstanding shares of Valera common stock as of March 1, 2006. The Company entered into a lock-up agreement with the underwriters of the public offering which restricts the Company from selling or otherwise disposing of its shares of Valera common stock for a period of 180 days from February 1, 2006. In addition, 2 related parties Bedford Oak Partners and Mr. Jerome I. Feldman (see "Certain Transactions") are entitled to receive 50% of any profit received from the sale of 404,004 shares of Valera common stock in excess of $4.35 per share. See Note 4 to Notes to Consolidated Financial Statements.

         Valera Pharmaceuticals is a specialty pharmaceutical company concentrating on the development, acquisition and commercialization of products for the treatment of urological and endocrine conditions, diseases and disorders, including products that utilize its proprietary technology. Its first product Vantas, was approved by the FDA in October 2004. Vantas is a 12 month implant indicated for the palliative treatment of advanced prostate cancer. Vantas slows prostate tumor growth by delivering histrelin, a luteinizing hormone/releasing hormone agonist, or LHRH agonist. In addition to Vantas, Valera is developing a pipeline of product candidates for indications that include central precocious puberty, acromegaly, opioid addition, interstitial cystitis, nocturnal enuresis and bladder cancer.

Millennium Cell

Millennium Cell is a publicly traded emerging technology company engaged in the business of developing innovative fuel systems for the safe storage, transportation and generation of hydrogen for use as an energy source. At December 31, 2005 the Company owned 364,771 shares of common stock of Millennium with a market value of $478,000, representing approximately a 1% ownership interest.

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

Item 1A.  Risk Factors

Risks Related to our Business

MXL's revenue and net income could decline as a result of a loss of business from significant customers.

         For the years ended December 31, 2005, 2004 and 2003, revenue from MXL's three largest customers represented approximately 37%, 38% and 37%, of MXL's revenue, respectively. MXL's revenue has declined over the past three years, partly due to the loss of business from its most significant customers. MXL has no significant long-term supply contracts and therefore its operations are dependent on its clients' continued satisfaction with its services and their continued willingness to engage MXL, rather than its competitors, to deliver such services.

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

         In addition, plastic resin is a petroleum based product, and as such, is subject to price increases (5% to 25% during the year ended December 31, 2005, depending on grade and type) along with increases in crude oil prices (over 40% during the year ended December 31, 2005). There is no guarantee that MXL will be able to fully recover from its customers its cost increases associated with increases in the price of plastic resin.

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

Expiration of Five Star Leases

         Five Star's leases for its Connecticut and New Jersey facilities expire in the first quarter of 2007. At this time Five Star is exploring its options, but has not yet renewed the current facility leases, nor entered into leases for new facilities. The inability to enter into leases under favorable terms could have a material adverse impact on Five Star's business.

The loss of our key personnel, including our executive management team, could harm our business.

         The Company's success is largely dependent upon the experience and continued services of its executive management team and their other key personnel. The loss of one or more of the Company's key personnel and a failure to attract or promote suitable replacements for them may adversely affect their business.

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

         MXL owns 50,200 square feet of warehouse and office space in Lancaster, PA and 55,000 square feet of warehouse and office space in Downer's Grove, IL, both of which were subject to mortgages. Due to a decline in production volume for the Illinois division and considering MXL's diminished real estate requirements, MXL sold the Illinois facility, repaid the mortgage and leased back 10,000 square feet of the facility. In September 2003, MXL entered into a three-year lease for a 55,000 square foot storage and manufacturing facility in Southbridge, Massachusetts for its newly purchased equipment from AOtec. In 2004, MXL exercised an option for an earlier termination without penalty of the Massachusetts facility lease. MXL vacated the premises and the lease terminated as of March 31, 2005.

         Five Star leases 236,000 square feet in New Jersey, 111,000 square feet in Connecticut, 1,300 square feet of sales offices in New York and 800 square feet in Maryland. Five Star's operating lease for the New Jersey facility expires in March, 2007 and the operating lease for the Connecticut facility expires in February, 2007.

         Except for the expiration of the Five Star leases described above, the facilities owned or leased by us are considered to be suitable and adequate for their intended uses and are considered to be well maintained and in good condition.

Item 3.       Legal Proceedings

Claims Relating to Learning Technologies Acquisition

         In connection with the Spin-off, GPS agreed to make an additional capital contribution to the Company, in an amount equal to the first $5 million of any proceeds (net of litigation expenses and taxes incurred, if any), and 50% of any proceeds (net of litigation expenses and taxes incurred, if any) in excess of $15 million, received with respect to the claims described below. GPS has received $13.7 million of net proceeds from such claims and, pursuant to such agreement, in January 2005 GPS made a $5 million additional capital contribution to the Company pursuant to such agreement. On November 23, 2005, as described below, GPS agreed to settle its claims and December 14, 2005 received a $9,000,000 payment from EDS, which resulted in a payable to the Company for an additional capital contribution due to the Company of $1,201,000 at December 31, 2005, which remains outstanding.

         On January 3, 2001, GPS commenced an action alleging that MCI Communications Corporation, ("MCI") MCI's Systemhouse subsidiaries ("Systemhouse"), and Electronic Data Systems Corporation, as successor to Systemhouse, ("EDS") committed fraud in connection with GPS's 1998 acquisition of Learning Technologies from the defendants for $24,300,000. GPS sought actual damages in the amount of $74,067,000 plus interest, punitive damages in an amount to be determined at trial, and costs, subject to reduction as set forth below.

         The complaint, which was filed in the New York State Supreme Court, alleges that the defendants fraudulently induced GPS to acquire Learning Technologies by concealing the poor performance of Learning Technologies' United Kingdom operation. The complaint also alleges that the defendants represented that Learning Technologies would continue to receive new business from Systemhouse even though the defendants knew that the sale of Systemhouse to EDS was imminent and that such new business would cease after such sale. In February 2001, the defendants filed answers denying liability. No counterclaims against the plaintiffs have been asserted. Although discovery had not yet been completed, defendants made a motion for summary judgment, which was submitted in April 2002. Before the motion was decided, MCI filed for bankruptcy. As a result of MCI's bankruptcy filing, the state court did not decide the motion.

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

         The arbitration hearings began on May 17, 2004 and concluded on May 24, 2004 before JAMS, a private dispute resolution firm. On September 10, 2004, the arbitrator issued an interim award in which she found that the sellers of Learning Technologies breached certain representations and warranties contained in the acquisition agreement. In a final award dated November 29, 2004, the arbitrator awarded GPS $12,274,000 in damages and $6,016,000 in interest. On December 30, 2004, EDS made a payment of $18,428,000, which included $138,000 of accrued interest, to GPS to satisfy its obligation under the arbitration award. The arbitration settlement, net of legal fees and expenses was held in escrow as of December 31, 2004. EDS subsequently agreed that the arbitration award is final and binding and that it will take no steps of any kind to vacate or otherwise challenge the award.

         As a result of the conclusion of the arbitration, the state court has lifted the stay of the fraud claim against the defendants other than MCI. In November 2005, trial began on GPS's claim against EDS and Systemhouse related to false representations concerning the financial condition of Learning Technologies' United Kingdom operation. On November 23, 2005, after more than four days of trial, GPS agreed to settle its claim against EDS and Systemhouse. Pursuant to the settlement, EDS made a cash payment in the amount of $9,000,000 to GPS on December 14, 2005.

         The fraud action against MCI had been stayed as a result of the bankruptcy of MCI, and GPS's claims against MCI were not tried or settled with the claims against EDS. On December 13, 2005, the Bankruptcy Court heard argument on the summary judgment that MCI had made in state court in April 2002, before its bankruptcy filing. The motion has not been decided.

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

                                     PART II

Item 5:      Market for the Registrant's Common Equity and Related Stockholder
             Matters


The following table presents the high and low prices for the Common Stock for 2005 and 2004. The Company's Common Stock, $0.1 par value, is quoted on the OTC Bulletin Board.


---------------- ---------------  ------------------ --------------------------
                 Quarter                High                  Low
---------------- ----------------  ----------------- --------------------------
2005             First                  $3.05                   $2.03
                 Second                 $2.80                   $2.26
                 Third                  $2.70                   $2.30
                 Fourth                 $2.80                   $1.78

2004             First
                 Second
                 Third
                 Fourth*                $2.50                   $1.55

*The Company commenced trading on November 26, 2004.

The number of shareholders of record of the Common Stock as of March 15, 2006 was 1,220 and the closing price on the OTC Bulletin Board on that date was $1.62.

The Company has not declared or paid any cash dividends on its Common Stock in 2005. The Company currently intends to retain future earnings to finance the growth and development of its business

Equity Compensation Plan information as of December 31, 2005:

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


----------------------------------------- -----------------------------------------------------------------------
Consolidated Statement of
Operations Data (1)                                                    Year Ended December 31,
                                                 2005            2004           2003          2002        2001
                                                 ----            ----           ----          ----        ----
----------------------------------------- --------------- --------------- -------------- ----------- ------------

Sales                                         $  114,366      $  110,223   $103,698        $9,996      $11,184
Gross Margin                                      18,902          20,069       19,582       2,099        2,816
Interest expense                                   1,585           1,098          864         208          169
Income (loss) before income taxes and
minority interest                                 (3,242)         (3,111)         383         292          764
Net income (loss)                                 (2,919)         (4,529)        (104)        147          369
Net income (loss)
per share:
Basic and diluted                              $    (.16)      $    (.25)      $    (.01) $   .01      $   .03

-------------------------------------- ----------------------------------------

Consolidated Balance Sheet Data (1)                                     December 31,
                                           2005          2004         2003         2002         2001
                                           ----          ----         ----         ----         ----
-------------------------------------- -------------- ------------ ------------ ------------ ------------
Cash and cash equivalents                $  5,115       $  2,087      $    602      $   562   $   536
Short-term borrowings                      20,764         18,784        16,960            -         -
Working capital                            13,089         14,028        10,565        3,954    14,139
Total assets                               52,222         60,474        53,638       29,870    30,836
Long-term debt                              1,106          1,395         3,203        2,670     2,875
Stockholders' equity                       18,469         19,760        17,236       25,451    26,025

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

         The Company operates in two segments: MXL, which was formerly called the Optical Plastics segment, and Five Star, which was formerly called the Home Improvement Distribution segment. The Company also owns certain other non-core assets, including an investment in a publicly held company, Millennium Cell; an approximately 14% interest in a publicly held company, Valera Pharmaceuticals; and certain real estate. National Patent Development monitors Millennium Cell for progress in the commercialization of Millennium Cell's emerging technology and monitors Valera Pharmaceuticals for progress in its marketing efforts.

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

         MXL's manufactures and sells its products to various commercial and government customers, who utilize MXL's parts to manufacture products that will be ultimately delivered to the end-user. MXL's government customers include various offices of the Department of Defense, while MXL's commercial customers are primarily in the recreation, safety, and security industries. MXL's commitments to its customers, consisting of unfilled sales orders or backlog, amounted to approximately $2.2 million as of December 31, 2005. Some of MXL's consumer based products are considered to be at the high-end of their respective markets. As a result, sales of MXL's products may decline together with a decline in discretionary consumer spending; therefore a key performance indicator that the Company's management uses to manage the business is the level of discretionary spending in key markets, specifically the United States and Japan. Other key performance measures used by the Company's management to run the business include:

o     consumer confidence indices in key markets,

o sales levels of complementary items in the recreational vehicle market, such as motorcycles, RV's and snowmobiles,

o     levels of defense spending, and

o     new OSHA safety standards.

         MXL believes that the principal strengths of its business are its state-of-the-art injection molding equipment, advanced production technology, high quality standards, and on time deliveries. However, due to the focused nature of the market, MXL has a limited customer base and tends to be adversely affected by a loss in business from its significant customers. As a result of losses of business from certain of its key customers, MXL sales and operating profits for the past three years have shown a declining trend, reflecting a loss in market share. To reverse the declining sales trend, a new management team with significant sales and marketing experience was established in 2004. To further grow, MXL not only intends to regain market share in its existing market, but to leverage its expertise as a molder and coater of optical quality products by expanding into other markets and products. However, due to the spin-off, MXL may have less financial resources at its disposal with which to support and grow the business, as National Patent Development will have a smaller market capitalization and less access to capital markets than GP Strategies.

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

         Five Star has continued to expand its sales territory with an addition of a sales force servicing the Mid-Atlantic States, and as far south as North Carolina, which has generated additional annual revenues of approximately $10.4 million since 2000. Five Star services this territory from its existing New Jersey warehouse, enabling Five Star to leverage its fixed costs over a broader revenue base. To further expand, Five Star will attempt to grow its revenue base in the Mid-Atlantic States, to acquire complementary distributors and to expand the distribution of its use of private-label products sold under the "Five Star" name. However, due to the spin-off, Five Star may have less financial resources at its disposal with which to support and grow the business, as National Patent Development will have a smaller market capitalization and less access to capital markets than GP Strategies.

Consolidated Results of Operations

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

         National Patent Development had losses before income taxes and minority interest of $3,242,000 for the year ended December 31, 2005 as compared to losses before income taxes and minority interest of $3,111,000 for the year ended December 31, 2004. The increased loss of $131,000 is primarily due to the following factors; (i) increased selling, general and administrative expenses of $712,000 in 2005, partly due to higher expenses at the corporate level and expenses of approximately $200,000 related to consulting fees for certain former executives (ii) reduced gross margin of $1,161,000 in 2005 primarily due to reduced gross margins achieved by Five Star, partially offset by increased gross margins achieved by MXL (iii) increased interest expense of $487,000 due to increased borrowings and interest rates incurred by Five Star.

         These factors were partially offset by Investment and other income of $51,000 in 2005 compared to a losses of $1,241,000 in 2004, as the result of an impairment loss recognized in 2004 due to a decline in market value considered other-than temporary of $1,081,000 on the National Patent Development investment in Millennium Cell stock and in addition MXL's Loss on the write-down of Illinois facility of $872,000 recognized in 2004.

         Sales. For the year ended December 31, 2005, sales increased by $4,143,000 from $110,223,000 for the year ended December 31, 2004 to $114,366,000, due to increased Five Star sales of $4,469,000. The increase was primarily a result of rising prices due to increased raw material costs for certain of Five Star's vendors, as well as increased sales volume generated from both annual and small local trade shows.

         The decrease in MXL sales of $327,000 was a result of a decrease in sales from MXL's Massachusetts facility, which they exited in the first quarter of 2005. MXL relocated the inventory, machinery and equipment purchased from AOtec and consolidated its injection molding and precision coating operations at its Lancaster PA facility.

         Gross margin. For the year ended December 31, 2005, gross margin decreased by $1,167,000 from $20,069,000, or 18.2% of sales, for the year ended December 31, 2005 to $18,902,000, or 16.5% of sales, due to reduced gross margin and gross margin percentage earned by Five Star, partially offset by increased gross margin and gross margin percentage earned by MXL.

         The reduction of $1,742,000 in Five Star gross margin from $19,389,000 for the year ended December 31, 2004 to $17,647,000 for the year ended December 31, 2005 was the result of a reduced gross margin percentage. Five Star's gross margin as a percentage of sales decreased from 19 % for the year ended December 31, 2004 to 16.6% for the year ended December 31, 2005, as a result of an unfavorable shift in the product mix sold, increased price based competition, an increase in vendor pricing in particular for petroleum based products as well as a resistance to price increases from customers. Five Star includes warehousing expenses as part of cost of goods sold.

         MXL gross margin of $1,255,000 or 15.9% of sales, for the year ended December 31, 2005 increased by $575,000 from gross margin of $680,000, or 8.3% of sales, for the year ended December 31, 2004. The increase in gross margin dollars and percentage in 2005, is due to a favorable shift in the product mix sold and the effect of the following factors which occurred in 2004: (i) the Massachusetts facility, which MXL has exited as of March 31, 2005, experienced higher levels of manufacturing overhead, and (ii) the Illinois facility incurred certain cost associated with write-downs of inventory and equipment.

         Selling, general and administrative. For the year ended December 31, 2005, selling, general and administrative expenses increased by $769,000, or 4%, from $19,969,000 for the year ended December 31, 2003 to $20,428,000 partially due to higher expenses at the corporate level and expenses of approximately $200,000 related to consulting fees for certain former executives. Five Star's selling, general and administrative expenses increased by $118,000 primarily due to increased delivery expenses and salesmen commissions, partially offset by reduced general and administrative expenses. MXL's selling, general and administrative expenses decreased by $108,000 due to reduced facility costs, partially offset by a $140,000 loss incurred based upon the final proceeds from the sale of its Illinois facility.

         Investment (loss) and other income, net. National Patent Development earned investment and other income of $51,000 for the year ended December 31,

2005 primarily as a result of the gain recognized on the sale of Millennium Cell common stock of $192,000 partially offset by a loss of $33,000 realized on the sale of the Company's investment in Avenue Entertainment. National Patent incurred investment and other losses of $1,241,000 for the year ended December 31, 2004, mainly due to an impairment loss due to a decline in market value considered other-than temporary of $1,081,000 on National Patent Development investment in Millennium Cell stock, as well as to a net loss of $131,000 on sales of Millennium and HEB.

         Income taxes. National Patent Development had an effective tax rate of (6.8%) and 31.6% for the year ended December 31, 2005 and December 31, 2004, respectively. The rate was primarily due to operating losses of MXL unable to be utilized on a stand-alone basis, non-deductible expenses and impairment and realized losses for equity investments for which no benefit had been provided in 2005. and 2004.

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

Liquidity and Capital Resources

         At December 31, 2005, National Patent Development had cash and cash equivalents totaling $5,115,000, 364,771 shares of common stock of Millennium Cell with a market value of $477,000 and a receivable from GP Strategies of $1,142,000. On February 7, 2006 Valera completed an initial public offering of 3,862,500 shares of common stock at $9.00 per share. The Company owns 2,070,670 shares of common stock or approximately 14% of the currently outstanding shares of common stock as of March 1, 2006. The Company entered into a lock-up agreement with the underwriters of the public offering which restricts the Company from selling or otherwise disposing of its shares of Valera common stock for a period of 180 days from February 1, 2006. See Note 4 to Notes to Consolidated Financial Statements.

         National Patent Development believes the aforementioned resources, will be sufficient to fund the working capital and other requirements of National Patent Development for at least the next twelve months, together with the cash received from the sale of other assets,. From time to time National Patent Development may attempt to raise capital with potential equity financings, although no such equity financings are currently anticipated.

         For the year ended December 31, 2005, National Patent Development's working capital decreased by $939,000 to $13,089,000 from $14,028,000 as of December 31, 2004. The working capital decrease was primarily a result of a net loss for the period.

         The increase in cash and cash equivalents of $3,028,000 for the year ended December 31, 2005 resulted from net cash used in operations of $2,823,000; cash provided by investing activities of $1,807,000, consisting of proceeds on sale of investments of $1,351,000 and proceeds from the sale of fixed assets of $1,562,000, partially offset by additions to property , plant and equipment of $1,165,000 and cash provided by financing activities of $4,044,000, consisting of capital contributions from GPS of $5,000,000, proceeds of short-term borrowings of $2,255,000, offset by repayments of long-term debt of $3,120,000.

         On March 8, 2001, MXL mortgaged its real estate and fixtures on its property in Pennsylvania for $1,680,000. The loan requires monthly repayments of $8,333 plus interest at 2.5% above the one month LIBOR rate and matures on March 8, 2011, when the remaining amount outstanding of approximately $680,000 is due in full. The loan is guaranteed by GPS. At December 31, 2005, the outstanding balance of this loan was $1,205,000.

         On July 3, 2001, MXL mortgaged its real estate and fixtures on its property in Illinois for $1,250,000. The loan requires monthly payments of principal and interest in the amount of $11,046 with interest at a fixed rate of 8.75% per annum, and matures on June 26, 2006, when the remaining amount outstanding of approximately $1,100,000 is due in full. The loan is guaranteed by GPS. As of December 31, 2004, the mortgage has been classified separately in the balance sheet as a current liability, as a result of the classification of the Illinois property as held for sale. This property was sold and the mortgage repaid in July 2005.

         In September 2003, MXL purchased machinery, equipment and inventory from AOtec LLC ("AOtec"), located in the Massachusetts area, for $1,100,000, subject to adjustment. In connection with this purchase, the Company valued the machinery and equipment at approximately $900,000, the inventory at approximately $350,000 and recorded an accrued expense of $150,000. MXL paid $100,000 of the purchase price in cash and issued three notes, in the amount of $450,000, $275,000 and $275,000 each, due October 1, 2003, August 5, 2004 and

August 5, 2005, respectively (collectively, the "AOtec Notes"). The AOtec Notes bear interest on the unpaid principal amount at the rate of 4% per annum. On October 1, 2003, MXL borrowed $700,000 from a bank under an agreement to finance the purchase price (the "AOtec Debt") and used a portion of the proceeds to pay the $450,000 note. The AOtec Debt bears interest at the rate of 5.89 % per annum, is payable monthly for three-years and is secured by the machinery and equipment purchased from AOtec. GP Strategies guaranteed the AOtec Debt. On July 7, 2005 MXL negotiated a reduction of $275,000 in the amounts due under the AOtec Notes with maturity dates of August 5, 2004 and 2005, resulting from a dispute over the purchase price. According to the contract of sale, the payments due pursuant to the AOtec Notes were subject to an offset and withholding by MXL. MXL paid $175,000 to AOtec on July 7, 2005 and will pay an additional $100,000 in equal installments of $25,000 over the subsequent four quarters to settle the previously outstanding $550,000 in AOtec Notes. The AOtec Notes amounting to $50,000 and $550,000 as of December 31, 2005 and December 31, 2004, respectively, are classified as short term borrowings on the Company's Consolidated Balance Sheets. The reduction of $275,000 was accounted for as a purchase price adjustment, with the purchased inventory still on hand reduced by $131,000, machinery and equipment reduced by $61,000 and reversal of a write-down of $83,000 for AOtec equipment previously written-off.

         On March 1, 2005, MXL obtained a Line of Credit Loan (the "MXL Line") from M&T Bank with a one year term, maturing on March 1, 2006. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL's eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%. The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly. National Patent Development has guaranteed the MXL Line. At December 31, 2005, $950,000 was outstanding under the MXL Line and $50,000 was available to be borrowed. M&T Bank verbally agreed to extend the MXL line to June 30, 2006 under the existing terms.

         In 2003, Five Star obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008.
 The Loan Agreement, as amended on August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement, as amended, consist of LIBOR plus a credit spread of 1.5% (6.64% at December 31, 2005) for borrowings not to exceed $15,000,000 and the prime rate (8.0% at December 31, 2005) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At December 31, 2005 and December 31, 2004, approximately $19,764,000 and $18,234,000 was outstanding under the Loan Agreement and approximately $1,451,000 and $434,000 was available to be borrowed, respectively. Substantially all of Five Star's assets are pledged as collateral for these borrowings. Under the Loan Agreement the Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. For the year ended December 31, 2005 the Five Star was not in compliance with the covenant that required a certain minimum loss/fixed charge coverage ratios, however, for the period, the Five Star received a waiver of default from the Lender.

         In connection with the Loan Agreement, Five Star also entered into a derivative transaction with the Lender on June 20, 2003. The derivative transaction is an interest rate swap which has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the Loan Agreement is not included in and will be paid in addition to this fixed interest rate of 3.38%. At December 31, 2005 and 2004, the interest rate swap had a fair value of $395,000 and $105,000, respectively, which is included in other assets in the accompanying balance sheets. On June 17, 2004, Five Star has also entered into a derivative interest rate collar transaction during the period from July 1, 2004 through June 30, 2008 on notional principal of $12,000,000. The transaction consists of an interest rate floor of 2.25%, whereas if LIBOR is below 2.25%, the Lender will pay to Five Star the difference between LIBOR and 2.25%, on the same notional principal amount. The transaction also consists of an interest rate cap of 5.75%, whereas if LIBOR is above 5.75%, Five Star will pay to the Lender the difference between LIBOR and 5.75%, on the same notional principal amount.

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

         The exercise price of the National Patent Development Warrants is $3.57, which represents 160% of the average closing price of the National Patent Development common stock over the 20 consecutive trading days commencing on the record date of the spin-off. The National Patent Development Warrants are exercisable at any time through August 2008. The National Patent Development Warrants have anti-dilution provisions similar to those of the GP Warrants. National Patent Development has provided the holders of the National Patent Development Warrants with registration rights similar to those provided by GP Strategies to the holders of the GP Warrants.

         GP Strategies has guaranteed the leases for Five Star's New Jersey and Connecticut warehouses, totaling approximately $1,737,000 per year through the first quarter of 2007. GP Strategies' guarantee of such leases was in effect when Five Star was a wholly-owned subsidiary of GP Strategies. In 1998, GP Strategies sold substantially all of the operating assets of the Five Star business to the predecessor corporation of Five Star. As part of this transaction, the landlord of the New Jersey and Connecticut facilities and the lessor of the equipment did not consent to the release of GP Strategies' guarantee.


Contractual Obligations and Commitments

         The following table summarizes operating lease commitments and employment agreements as of December 31, 2005 (in thousands):


                                                                     Payments due in
                                             2006          2007          2008            2009           Total
                                             ----          ----       -------            ----           -----

Operating lease commitments                $2,779        $1,402           $395           $79           $4,655
Employment agreements                         150                            -             -              150
                                          -------   ----------     -----------       -------            -----
                                                        -

Total                                     $ 2,929       $ 1,402           $395      $     79           $4,805


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

         Certain of our accounting policies require higher degrees of judgment than others in their application. These include valuation of accounts receivable, accounting for investments, and impairment of long-lived assets which are summarized below. In addition, Note 2 to the Consolidated Financial Statements includes further discussion of our significant accounting policies.

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

Valuation of accounts receivable

         Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks. Measurement of such losses requires consideration of National Patent Development's historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions. The allowance for doubtful accounts as a percentage of total gross trade receivables was 4.2% and 2.6% at December 31, 2005 and December 31, 2004, respectively.

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

         As of December 31, 2005, National Patent Development holds undeveloped land in Pawling, New York with a carrying amount of approximately $2.5 million and in East Killingly, Connecticut with a carrying amount of approximately $0.4 million, which management believes is less than its fair value, less cost of sale.

Accounting for investments

         National Patent Development's investment in marketable securities are classified as available-for-sale and recorded at their market value with unrealized gains and losses recorded as a separate component of stockholders' equity. A decline in market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment loss, which is charged to earnings. National Patent Development recorded an impairment loss of $1,081,000 in 2004 on its marketable security investment in Millennium Cell. Management determined the loss to be other than a temporary decline.

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

         On October 17, 2003, National Patent Development received GP Strategies' shares of Valera Pharmaceuticals pursuant to the Repayment and recorded such shares at zero representing their carrying amount to GP Strategies after reflecting Valera losses. On December 31, 2005, National Patent Development owned 100% of Valera's common stock and 2,068,966 shares of the Series B convertible preferred stock (a 17.7% ownership interest, assuming conversion of Valera outstanding preferred stock and exercise of stock options held by employees of Valera) but no longer has financial and operating control of Valera. As a condition of a private placement of preferred stock in December 2001, GP Strategies contractually gave up operating control over Valera through an Investors Rights Agreement. At December 31, 2005 National Patent Development accounted for its investment in Valera's Series B convertible preferred stock under the cost method. On February 7, 2006 Valera completed an initial public offering of 3,862,500 shares of common stock at $9.00 per share. After giving effect to the conversion of the preferred stock into common stock and a 1 for 6 reverse stock split of common stock effected by Valera in connection with the offering, the Company's preferred shares were converted into common stock and the Company now owns 2,070,670 shares of common stock of Valera or approximately 14% of the currently outstanding shares of common stock as of March 1, 2006.

         As a result of the initial public offering, the Company's investment in Valera's common stock became a marketable security and accordingly, commencing in the first quarter of fiscal 2006, the investment, to the extent of shares available to be sold within a year at any balance sheet date under Rule 144 or an effective registration statement, will be classified as available for sale securities and measured at fair value with the adjustment to fair value and changes therein to be retained by the Company recorded in other comprehensive income. In addition, two related parties Bedford Oak Partners and Mr. Jerome I. Feldman are entitled to receive 50% of any profit received from the sale of 404,004 shares of Valera common stock in excess of $4.35 per share. . Amounts of fair value payable to related parties will be recorded as a liability. Assuming the Company continues to be considered an affiliate, the remainder of the investment will be considered restricted and will continue to be carried at cost. The Company believes that as a result of the completion of the public offering, a minimum of approximately 440,000 of its Valera shares will be available for sale under Rule 144 through March 31, 2007, unless the shares are otherwise registered for sale. In addition, if it is determined that the Company is no longer an affiliate, the shares would become freely tradable after the initial six month lock-up period.

Recent accounting pronouncements

         During December 2004, the Financial Accounting Standards Board ("FASB") issued a new standard entitled Statement of Financial Accounting Standards ("SFAS") 123R, Share-Based Payment, which would revise SFAS No. 123, Accounting for Stock Based Compensation, and amend SFAS No. 95, Statement of Cash Flows. Among other items, the new standard would require the expensing, in the financial statements, of stock options issued by the Company. The new standard will be effective January 1, 2006, for calendar year companies. The Company is currently evaluating the method of adoption of SFAS No. 123R, including the valuation methods and assumptions that underlie the valuation of the awards. As permitted under SFAS No. 123 the Company currently accounts for share-based payments to employees using Accounting Principles Board ("APB") Opinion No. 25 intrinsic value method, and as such, recognizes no compensation cost for employee stock options. Accordingly the adoption of SFAS No. 123R fair value method could have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time, because it will depend on levels of share-based payments in the future. However had the Company adopted SFAS No. 123R in prior periods, the impact of that statement would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share shown in Note 2 under "Stock based compensation"

       In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment to ARB No. 43, Chapter 4 (FAS 151). FAS 151 amends Accounting Research Bulleting No. 43, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges. In addition, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The Company is required to adopt FAS 151 beginning January 1, 2006. The Company is currently assessing the impact, if any, that FAS 151 will have on its results of operations, financial position or cash flows.


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

         As of December 31, 2005, the Company had approximately $7.5 million of variable rate borrowings. The Company estimates that for every 1% fluctuation in general interest rates, assuming debt levels at December 31, 2005, interest expense would vary by $75,000.

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

Item 8        Financial Statements and Supplementary Date

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS


Financial Statements of National Patent Development Corporation and Subsidiaries


                                                                           Page

      Report of Independent Registered Public Accounting Firm               34

      Consolidated Statements of Operations - Years ended December 31,
      2005, 2004 and 2003                                                   35

      Consolidated Statements of Comprehensive Income (Loss) - Years
      ended December 31, 2005, 2004 and 2003                                35

      Consolidated Balance Sheets - December 31, 2005 and 2004              36

      Consolidated Statements of Cash Flows - Years ended December 31,
      2005, 2004 and 2003                                                   37

      Consolidated Statements of Changes in Stockholders' Equity - Years
      ended December 31, 2005, 2004 and 2003                                39

      Notes to Consolidated Financial Statements                            40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders of
National Patent Development Corporation:

We have audited the accompanying consolidated balance sheets of National Patent Development Corporation (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, comprehensive loss, cash flows and stockholders' equity for each of the years in the three year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Patent Development Corporation as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.






EISNER LLP
New York, New York
March 28, 2006

                     NATIONAL PATENT DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                     Year Ended December 31,
                                                                 2005            2004          2003
   ----------------------------------------------------- ---------------- --------------- ---------------

   Sales                                                     $114,366         $110,223        $103,698
   Cost of sales                                               95,464           90,154          84,116
   ----------------------------------------------------- ---------------- --------------- ---------------
   Gross margin                                                18,902           20,069          19,582
   ----------------------------------------------------- ---------------- --------------- ---------------
   Selling, general and administrative expenses               (20,428)         (19,969)        (18,274)
   Impairment of goodwill                                        (182)
   Loss on write-down of Illinois property                                        (872)              -
   ----------------------------------------------------- ---------------- --------------- ---------------
   Operating  profit (loss)                                    (1,708)            (772)          1,308
   ----------------------------------------------------- ---------------- --------------- ---------------
   Interest expense                                            (1,585)          (1,098)           (864)
   Investment and other income (loss)                              51           (1,241)            (61)
   ----------------------------------------------------- ---------------- --------------- ---------------
   Income (loss) before income taxes                           (3,242)          (3,111)            383
   and minority interest
   ----------------------------------------------------- ---------------- --------------- ---------------
   Income tax expense (benefit)                                  (220)             982             176
   ----------------------------------------------------- ---------------- --------------- ---------------
   Income (loss) before minority interest                      (3,022)          (4,093)            207
   ----------------------------------------------------- ---------------- --------------- ---------------
   Minority interest                                              103             (436)           (311)
   ----------------------------------------------------- ---------------- --------------- ---------------
   Net loss                                                    (2,919)          (4,529)       $   (104)
   ----------------------------------------------------- ---------------- --------------- ---------------
   Net loss per share
   Basic and diluted                                         $   (.16)        $   (.25)         $    (.01)



                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)

                                                                          Year Ended December 31,
                                                                        2005           2004           2003
   ------------------------------------------------------------ --------------- -------------- -------------
   ------------------------------------------------------------ --------------- -------------- -------------

   Net loss                                                         $ (2,919)       $ (4,529)       $  (104)
   Other comprehensive income (loss), before tax:
   Net unrealized gain (loss) on available-for-sale-securities
                                                                         519          (1,067)          (902)
   Reclassification adjustment for (gain) loss on securities
   sold included in net loss                                            (159)            173              -
   Reclassification adjustment for impairment loss on
   securities included in net loss                                                     1,081              -
   Net unrealized gain on interest rate swap, net of minority
   interest                                                              186              31             43
   ------------------------------------------------------------ --------------- -------------- -------------
   ------------------------------------------------------------ --------------- -------------- -------------
   Comprehensive loss before tax                                      (2,373)         (4,311)          (963)
   ------------------------------------------------------------ --------------- -------------- -------------
   ------------------------------------------------------------ --------------- -------------- -------------
   Income tax benefit (expense) related to  items of other
   comprehensive loss, net of minority interest
                                                                         (78)            (19)           116
   ------------------------------------------------------------ --------------- -------------- -------------
   ------------------------------------------------------------ --------------- -------------- -------------
   Comprehensive loss                                                $(2,451)        $(4,330)         $(847)
   ------------------------------------------------------------ --------------- -------------- -------------

          See accompanying notes to consolidated financial statements

                     NATIONAL PATENT DEVELOPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                    December 31,
                                                                              2005               2004
--------------------------------------------------------------------------- ------------------ ------------------
--------------------------------------------------------------------------- ------------------ ------------------
Assets
Current assets
Cash and cash equivalents                                                $     5,115        $     2,087
Accounts and other receivables, less allowance
 for doubtful accounts of $480 and $306                                       12,083             11,410
Inventories                                                                   24,021             30,698
Receivable from GP Strategies Corporation                                      1,142              5,000
Deferred tax asset                                                               352                172
Prepaid expenses and other current assets                                        997                358
Property held for sale                                                                            1,595
--------------------------------------------------------------------------- ------------------ ------------------
Total current assets                                                          43,710             51,320
--------------------------------------------------------------------------- ------------------ ------------------
Marketable securities available for sale                                        477              1,416
Investment in Valera                                                          1,590              1,590
Property, plant and equipment, net                                            3,085              2,876
Goodwill                                                                                           182
Other assets                                                                  3,360              3,090
--------------------------------------------------------------------------- ------------------ ------------------
Total assets                                                                $52,222            $60,474
--------------------------------------------------------------------------- ------------------ ------------------

Liabilities and stockholders' equity
Current liabilities
Current maturities of long-term debt                                        $    291          $   1,967
Short term borrowings                                                         20,764             18,784
Accounts payable and accrued expenses                                          9,566             15,386
Mortgage collateralized by property held for sale                                                 1,155
--------------------------------------------------------------------------- ------------------ ------------------
Total current liabilities                                                     30,621             37,292
--------------------------------------------------------------------------- ------------------ ------------------
Long-term debt less current maturities                                         1,106              1,395
Deferred tax liability                                                           279                239
Interest rate collar, at market                                                   20                 19

Minority interest                                                              1,727              1,769

Stockholders' equity
Preferred stock, par value $0.01 per share
  authorized 10,000,000 shares; issued none                                      -                  -
Common stock, par value $0.01 per share
  authorized 30,000,000 shares; issued 17,818,926 in 2005
  and 17,798,585 shares in 2004                                                  178                178
Additional paid-in capital                                                    25,921             24,761
Accumulated deficit                                                           (7,762)            (4,843)
Accumulated other comprehensive income (loss)                                    132               (336)
--------------------------------------------------------------------------- ------------------ ------------------
Total stockholders' equity                                                    18,469             19,760
--------------------------------------------------------------------------- ------------------ ------------------
Total liabilities and stockholders' equity                                   $52,222            $60,474
--------------------------------------------------------------------------- ------------------ ------------------

          See accompanying notes to consolidated financial statements.

                     NATIONAL PATENT DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Year ended December 31,
                                                                             2005          2004          2003
     ------------------------------------------------------------------- ------------- ------------- -------------
     Cash flows from operations:
     Net loss                                                             $(2,919)      $(4,529)        $(104)
     Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities:
     Depreciation and amortization                                            619           726           593
     Minority interest                                                       (103)          436            48
     Income related to equity investee, prior to acquiring a
                    controlling financial interest                              -             -          (256)
     Net  (gain) loss on marketable securities                               (159)          131            36
     Impairment charge on securities                                                      1,081
     Impairment of goodwill                                                   182
     Expenses paid in common stock                                             50
     Loss on write-off  and disposal of equipment                             324            83             -
     Loss on write-down of Illinois property                                                872             -
     Deferred income taxes                                                   (253)           53          (296)
     Allocation of expenses and taxes from GP Strategies                                  1,470         1,150
     Changes in other operating items:
        Accounts and other receivables                                       (673)         (328)        4,730
        Inventories                                                         6,546        (2,398)       (6,348)
        Prepaid expenses and other assets                                    (617)           80           225
        Accounts payable and accrued expenses                              (5,820)        1,682         2,917
     ------------------------------------------------------------------- ------------- ------------- -------------
     Net cash provided by (used in) operations                             (2,823)         (641)        2,695
     ------------------------------------------------------------------- ------------- ------------- -------------
     Cash flows from investing activities:
     Additions to property, plant and equipment                            (1,165)         (458)         (525)
     Proceeds from sales of property, plant and equipment                   1,562             -           203
     Proceeds from sale of investments                                      1,351         1,013           521
     Advances to GP Strategies                                                             (882)       (1,310)
     Repayment of receivable from GP Strategies                                59         1,032             -
     Decrease in (additions to) investments                                              (1,590)            -
     Payments for acquisition of AOtec assets, net of
        cash ($6) acquired in Five Star acquisition                             -             -          (544)
     Acquisition of minority interest in Five Star Products
        pursuant to the tender offer                                                       (657)            -
     Repayment of note from Five Star Products                                  -             -         1,000
     Recovery of investment in Five Star Products                               -             -           475
     ------------------------------------------------------------------- ------------- ------------- -------------
     Net cash provided by (used in) investing activities                    1,807        (1,542)         (180)
     ------------------------------------------------------------------- ------------- ------------- -------------

          See accompanying notes to consolidated financial statements.

                                                                (Continued)

                     NATIONAL PATENT DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Year ended December 31,
                                                                             2005          2004           2003
     ------------------------------------------------------------------- ------------- -------------- ------------
     Cash flows from financing activities:
     Distributions to GP Strategies                                            (91)       (1,008)        (1,985)
     Contribution from GP Strategies                                         5,000         1,951              -
     Proceeds from issuance of long-term debt                                    -         1,590            700
     Proceeds from (repayment of)
     short-term borrowings                                                   2,255         1,549           (932)
     Repayment of long-term debt                                            (3,120)         (414)          (258)
     ------------------------------------------------------------------- ------------- -------------- ------------
     Net cash (used in) provided by financing activities                     4,044         3,668         (2,475)
     ------------------------------------------------------------------- ------------- -------------- ------------
     Net increase in cash and cash equivalents                               3,028         1,485             40
     Cash and cash equivalents at beginning of period                        2,087           602            562
     ------------------------------------------------------------------- ------------- -------------- ------------
     Cash and cash equivalents at end of period                             $5,115        $2,087           $602
     ------------------------------------------------------------------- ------------- -------------- ------------

     Supplemental disclosures of cash flow information:

     Cash paid during the period for:
     Interest                                                              $ 1,810       $ 1,190          $ 398
     Income taxes                                                              919           524            201

     Non-cash investing activities:
     Conversion of Five Star Products Note Receivable
      into common stock of Five Star Products                                                               500
     Repayment of receivable from GP Strategies
     with marketable and other securities                                                                10,000
     Contribution of HEB shares from GP Strategies                                                          550

     Non-cash financing activities:
     Capital contribution receivable from GP Strategies                      1,201         5,000
     Settlement of AOtec note payable                                          275

     Purchase of certain assets from AOtec:
        Fixed assets                                                                                       $900
        Inventory                                                                                           350
        Accrued expenses                                                                                   (150)
        Issuance of notes (exclusive of $450,000 note
        paid in 2003)                                                                                      (550)
                                                                                                         ------
        Cash paid                                                                                       $   550
                                                                                                        =======



          See accompanying notes to consolidated 6financial statements.

                     NATIONAL PATENT DEVELOPMENT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
                                 (in thousands)

                                                                                              Accumulated
                                                  Common          Additional      Retained            other               Total
                                                   Stock           paid-in        earnings        comprehensive       stockholders'
                                                $(.01 Par)         capital        (deficit)       income (loss)           equity
---------------------------------------------- -------------- ------------------- ------------- ------------------- ----------------
Balance at December 31, 2002                          $178            $18,387         $6,678            $208             $25,451
---------------------------------------------- -------------- ------------------- ------------- ------------------- ----------------
Net unrealized loss on available
   for sale securities, net of tax                                                                      (769)                (769)
Net unrealized gain on interest rate
   swap, net of tax and minority
   interest                                                                                               26                   26
Net loss                                                                                 (104)                               (104)
Allocation of expenses from GP
   Strategies                                                             449                                                 449
Reclassification (a)                                                      427            (427)
Balance of receivable from GP Strategies in
  excess of carryover basis of assets received
  in repayment                                                                         (6,500)                             (6,500)
Income tax benefit deemed
  distributed to GP Strategies                                            (16)                                                (16)
Capital contribution by GP
  Strategies                                                              550                                                 550
Distributions to GP Strategies                                         (1,985)                                             (1,985)
Other                                                                     134                                                 134
---------------------------------------------- -------------- ------------------- ------------- ------------------- ----------------
Balance at December 31, 2003                           178             17,946            (353)          (535)              17,236
---------------------------------------------- -------------- ------------------- ------------- ------------------- ----------------
Net unrealized loss on available
   for sale securities                                                                                 (1,067)             (1,067)
---------------------------------------------- -------------- ------------------- ------------- ------------------- ----------------
Reclassification adjustment
for
   loss on securities sold included
   in net loss, net of tax                                                                                173                 173
---------------------------------------------- -------------- ------------------- ------------- ------------------- ----------------
Net unrealized gain on interest
   rate swap, net of tax
   and minority interest                                                                                   12                  12
---------------------------------------------- -------------- ------------------- ------------- ------------------- ----------------
Reclassification adjustment for
   impairment loss on securities
   included in net loss                                                                                 1,081               1,081
---------------------------------------------- -------------- ------------------- ------------- ------------------- ----------------
Net loss                                                                               (4,529)                             (4,529)
---------------------------------------------- -------------- ------------------- ------------- ------------------- ----------------
Allocation of expenses
   from GP Strategies                                                   911                                                   911
---------------------------------------------- -------------- ------------------- ------------- ------------------- ----------------
Reclassification (a)                                                    (39)               39                                   -
---------------------------------------------- -------------- ------------------- ------------- ------------------- ----------------
Distributions to GP Strategies                                       (1,008)                                               (1,008)
---------------------------------------------- -------------- ------------------- ------------- ------------------- ----------------
Contributions from GP Strategies                                      6,951                                                 6,951
---------------------------------------------- -------------- ------------------- ------------- ------------------- ----------------
Balance at December 31, 2004                            $178        $24,761           $(4,843)          $(336)            $19,760
---------------------------------------------- -------------- ------------------- ------------- ------------------- ----------------

          See accompanying notes to consolidated financial statements.
                                   (Continued)

                     NATIONAL PATENT DEVELOPMENT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
                                 (in thousands)




                                                                                                     Accumulated
                                                 Common         Additional                              other              Total
                                                  Stock           paid-in         Accumulated       comprehensive      stockholders'
                                               $(.01 Par)         capital           deficit         income (loss)          equity
-------------------------------------------- ---------------- ---------------- ------------------ ------------------- --------------
Balance at December 31, 2004                          $178          $24,761        $(4,843)               $(336)            $19,760
-------------------------------------------- ---------------- ---------------- ------------------ ------------------- --------------

Net unrealized gain on available for sale
securities                                                                                                  519                 519
Reclassification adjustment
for
   gain on securities sold included
   in net loss, net of tax                                                                                 (159)               (159)
Net unrealized gain on interest
   rate swap, net of tax
   and minority interest                                                                                    108                 108
Net loss                                                                            (2,919)                                  (2,919)
 Issuance of 15,455 shares of
  common stock to MXL Retirement and
  Savings Plan                                                           37                                                      37
 Issuance of 4,886 shares of common stock
  to directors                                                           13                                                      13
Contributions from GP Strategies                                      1,201                                                   1,201
Other                                                                   (91)                                                    (91)
-------------------------------------------- ---------------- ---------------- ------------------ ------------------- --------------
Balance at December 31, 2005                          $178          $25,921        $(7,762)                $132             $18,469
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

In addition to the above, in 2004, GPS made a capital contribution to National Patent Development, which in turn transferred to MXL, $1,875,000 in cash, representing an allocation of the proceeds received by GPS when it issued and sold to four Gabelli funds $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (see Note 16(b)). On July 30, 2004, GP

Strategies agreed to make an additional capital contribution to National Patent Development, in an amount equal to the first $5 million of any proceeds (net of litigation expenses and taxes incurred, if any), and 50% of any proceeds (net of litigation expenses and taxes incurred, if any) in excess of $15 million, received with respect to its claims in connection with the Learning Technologies acquisition (see Note 15). In 2004, GP Strategies received $13.7 million of net proceeds from such claims and, pursuant to such agreement, in January 2005 GP Strategies made a $5 million additional capital contribution to National Patent Development. On November 23, 2005, GPS agreed to settle its remaining claims with respect to the Learning Technologies acquisition, which resulted in an additional capital contribution due to the Company of $1,201,000 at December 31, 2005.

As a result of the contribution, the Company owns and operates the optical plastics business through its wholly-owned subsidiary, MXL, the home improvement distribution business through its partially owned subsidiary Five Star and also owns certain other non-core assets. GP Strategies continues to own and operate its wholly-owned subsidiary, General Physics Corporation, and retained prior to a spin-off in 2005, a 58% interest in GSE Systems Inc. The separation of these businesses was accomplished through the Distribution on November 24, 2004 of 17,798,585 common shares of National Patent Development representing 100% of the outstanding common stock of National Patent Development, to the stockholders of GPS on the record date of November 18, 2004 on the basis of one share of National Patent Development common stock for each share of GP Strategies common stock or Class B capital stock owned. The shares distributed reflect 28,666 additional common shares issued by National Patent Development to GPS in connection with the exchange based on an increase in outstanding common stock of GPS between the date of the exchange and the record date.

The contribution of assets from GPS to the Company represents a transfer of assets between entities under common control and accordingly has been accounted for at the carryover basis to GPS of the transferred assets as if the transfer occurred at the beginning of the periods presented. Accordingly, the accompanying consolidated financial statements present the historical results of operations, cash flows, assets, liabilities and changes in stockholders' equity of MXL combined with the non-core assets and their effect on results of operations and cash flows for the periods presented. Commencing in 2003, as a result of the acquisition of a controlling financial interest in Five Star, its accounts have been consolidated in the accompanying financial statements as described below. In 2002, the investment in Five Star was accounted for by the equity method. Results of operations reflect charges for allocations of corporate expense incurred by GPS (see Note 14(a)). All significant intercompany balances and transactions have been eliminated. Reference to National Patent Development or the Company in the notes for periods prior to the Distribution refers to MXL, Five Star and the non-core assets contributed to National Patent Development.

On October 8, 2003, GPS exchanged $500,000 principal amount of the $3,500,000 Senior Unsecured 8% Note due June 30, 2005, as amended, of Five Star for 2,000,000 shares of Five Star common stock, increasing GPS's ownership in Five Star from approximately 48% to approximately 54% of the then outstanding Five Star common stock and obtained a controlling financial interest. As a result, commencing as of such date the accounts of Five Star have been consolidated in the Company's financial statements. As permitted by Accounting Research Bulletin No. 51 "Consolidated Financial Statements", Five Star's results of operations are included in the 2003 consolidated statement of operations as though a controlling financial interest had been acquired by the Company at the beginning of such year and, accordingly, Five Star's sales, cost of sales and expenses are included for the twelve months ended December 31, 2003. Minority interest in earnings includes, in addition to the 46% interest in Five Star not owned by the Company, pre acquisition earnings attributable to the acquired 6% interest. This method presents results which are more indicative of the current status of the Company, and facilitates future comparison with subsequent years. The minority interest balance as of December 31, 2005 and 2004 reflected in the consolidated balance sheets is comprised of the 36 percent (after completion of the tender offer described in Note 6) minority share in Five Star which the Company does not own.

At December 31, 2005 and 2004 the Company owned 100% of the common stock and 2,068,966 shares of Series B convertible preferred stock of Valera Pharmaceuticals, Inc. ("Valera") (which amounts to a 18% ownership interest assuming conversion of Valera outstanding preferred stock and exercise of stock options held by employees of Valera); however, it no longer has financial and operating control of the entity. Accordingly, at such dates the Company accounts for its investment in Valera under the cost method (see Note 4).

2.     Description of business and a summary of significant accounting policies

Description of business. MXL is a specialist in the manufacture of polycarbonate parts requiring strict adherence to optical quality specifications, and in the application of abrasion and fog resistant coating to these parts. Products include shields and face masks and non-optical plastic products. Five Star is engaged in the wholesale distribution of home decorating, hardware and finishing products to independent retail dealers in twelve states in the Northeast. Products distributed include paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products.

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

Shipping and handling costs. Shipping and handling costs, which are included as a part of selling, general and administrative expense, amounted to $5,067,000, $4,840,000 and $4,514,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Marketable securities, are carried at fair value based upon quoted market prices. Derivative instruments are carried at fair value representing the amount the Company would receive or pay to terminate the derivative.

Derivatives and hedging activities. The interest rate swap and interest rate collar entered into by Five Star in connection with its loan agreement (see Note
9) is being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. During the years ended December 31, 2005 and 2004 the Company recognized a gain of $1,000 and $19,000, respectively, as part of other income, for changes in the fair value of the interest rate collar. The fair value of the interest rate swap amounted to $395,000 and $105,000 at December 31, 2005 and 2004, respectively, and is included in accounts payable and accrued expenses in the accompanying balance sheets.

Recent Accounting Pronouncements. During December 2004, the Financial Accounting Standards Board ("FASB") issued a new standard entitled Statement of Financial Accounting Standards ("SFAS") 123R, Share-Based Payment, which would revise SFAS No. 123, Accounting for Stock Based Compensation, and amend SFAS No. 95, Statement of Cash Flows. Among other items, the new standard would require the expensing, in the financial statements, of stock options issued by the Company. The new standard will be effective January 1, 2006, for calendar year companies. The Company is currently evaluating the method of adoption of SFAS No. 123R, including the valuation methods and assumptions that underlie the valuation of the awards. As permitted under SFAS No. 123 the Company currently accounts for share-based payments to employees using Accounting Principles Board ("APB") Opinion No. 25 intrinsic value method, and as such, recognizes no compensation cost for employee stock options. Accordingly the adoption of SFAS No. 123R's fair value method could have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time, because it will depend on levels of share-based payments in the future. However had the Company adopted SFAS No. 123R in prior periods, the impact of that statement would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share shown below under "Stock based compensation"

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment to ARB No. 43, Chapter 4 (FAS 151). FAS 151 amends Accounting Research Bulleting No. 43, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges. In addition, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The Company is required to adopt FAS 151 beginning January 1, 2006. The Company is currently assessing the impact, if any that FAS 151 will have on its results of operations, financial position or cash flows.

Stock based compensation. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for options to be granted under its own plan as well as options to acquire GP Strategies common stock granted to MXL employees under the GP Strategies stock option plan. As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. The difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

As of December 31, 2005, no options have been granted under the Company's plan. Pro forma net income (loss) and earnings (loss) per share disclosures as if the Company recorded compensation expense based upon the fair value of the GPS stock-based awards pursuant to SFAS No. 123 has not been presented since no options have been granted to MXL employees during the periods presented and previously granted options to MXL employees vested immediately.

Pro forma net loss and loss per share disclosures as if compensation expense was recorded based on the fair value of options granted under the Five Star plan (see Note 11) in accordance with the provisions of SFAS No. 123, is as follows (in thousands, except per share amounts):


                                                                        Year ended December 31,
                                                                      2005                    2004                  2003
------------------------------------------------------------ ------------------------ ----------------------------------------
------------------------------------------------------------ ------------------------ ----------------------------------------
Net loss - As reported                                               $(2,919)                 $(4,529)              $(104)
Compensation expense, net of tax
                          Five Star stock options                         (7)(1)                   (7)(1)             (10)(1)
------------------------- ---------------------------------- ------------------------ ------------------------ ---------------------
------------------------- ---------------------------------- ------------------------ ------------------------ ---------------------
                          Pro forma net loss                         $(2,926)                 $(4,536)               $(114)

Basic and diluted loss per share
                          As reported                                  $(.16)                   $(.25)               $(.01)
                          Pro forma                                    $(.16)                   $(.25)               $(.01)


(1) Expense relates to option grants made by Five Star prior to the acquisition of a controlling interest in Five Star by the Company.

Per share data. Basic and diluted loss per share is based upon the 17,798,585 common shares of National Patent Development issued in 2004 and distributed in the spin-off described in Note 1, which are treated as outstanding for the years ended December 31, 2004 and 2003. Basic and diluted loss per share for the year ended December 31, 2005 is based upon the weighted average number of National Patent Development shares outstanding for the year.

Outstanding warrants to acquire 1,423,887 common shares issued in December 2004 (see Note 16 (b)) were not included in the 2005 and 2004 diluted computation as their effect would be anti-dilutive.

Loss per share for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands, except per share amounts):

                                                Year ended December 31,
                                                2005          2004       2003
   ------------------------------------- -------------- ------------- ----------
   Basic and Diluted EPS
   Net loss                                  $(2,919)       $(4,529)      $(104)
   Weighted average shares
     outstanding, basic and diluted           17,807         17,798      17,798
   Basic and diluted loss per share            $(.16)         $(.25)     $(.01)

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

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments, accounts receivable from customers and the receivable from GP Strategies. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. See Note 14(b) with respect to transactions affecting the receivable from GP Strategies.

Accumulated other comprehensive income (loss). The components of accumulated other comprehensive income (loss) are as follows (in thousands):

                                                              December 31,
                                                         2005           2004
   ------------------------------------------------ ------------- -----------
   Net unrealized (loss) on
   available-for-sale-securities                      $  (14)       $  (375)
   Net unrealized gain on interest rate swap             253             67
   ------------------------------------------------ ------------- -----------
   Accumulated other comprehensive income
    (loss) before tax                                    239           (308)
   ------------------------------------------------ ------------- -----------
   Accumulated income tax expense
   related to items of other comprehensive income       (107)           (28)
   ------------------------------------------------ ------------- -----------
   Accumulated other comprehensive income
   (loss), net of tax                                  $  132        $  (336)

3.       Inventories

Inventories are comprised of the following (in thousands):

                                                       December 31,
                                                 2005                 2004
           --------------------------- ------------------------------------
           Raw materials                          386                 753
           Work in process                        113                 277
           Finished goods                      23,522              29,668
           --------------------------- ------------------------------------
           --------------------------- ------------------------------------
                                              $24,021             $30,698

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

In 2003, Valera completed a private placement offering pursuant to which Valera raised approximately $13.5 million in gross proceeds from the sale of Series B convertible preferred stock. As part of such transaction, GP Strategies was granted an option until March 31, 2004, to purchase up to $5 million of the Series B convertible preferred stock at the offering price of $0.725 per share, which was subsequently verbally extended to June 30, 2004. On June 30, 2004, GP Strategies transferred a portion of its option to an institutional investor, who exercised such option and purchased from Valera 3,448,276 shares of Series B convertible preferred stock for $0.725 per share. The balance of the option expired unexercised. In consideration of such transfer, such institutional investor granted National Patent Development an option until October 28, 2004 to purchase up to 2,068,966 shares of Series B convertible preferred stock owned by such institutional investor for prices ranging from $0.725 to $0.7685 per share. The Company exercised such option on October 28, 2004 at a price of $0.7685 per share, for an aggregate exercise price of $1,590,000. On November 12, 2004, the Company obtained the funds necessary to pay the exercise price (see Note 14(d)). On August 16, 2004, Valera sold 11,600,000 shares of Series C convertible preferred stock and received gross proceeds of $11.6 million. As of December 31, 2005 and 2004, the Company owned 10,000,000 shares of Valera common stock and 2,068,966 shares of Valera series B convertible preferred stock. Assuming conversion of all of the outstanding shares of Series A, Series B and Series C convertible preferred stock and exercise of stock options held by employees of Valera at December 31, 2005, the Company would own approximately 18% of Valera. On February 7, 2006 Valera completed an initial public offering of 3,862,500 shares of common stock at $9.00 per share. All the convertible preferred stock outstanding at the time of the offering, including accrued dividends, automatically converted into common stock. In addition, Valera effected a 1 for 6 reverse split of common stock. Subsequent to the public offering after giving effect to the conversion of the Series B preferred stock and the reverse split the Company owned 2,070,670 shares of Valera common stock or approximately 14% of the outstanding shares of common stock. The Company entered into a lock-up agreement with the underwriters of the public offering which restricts the Company from selling or otherwise disposing of its shares of Valera common stock for a period of 180 days from February 1, 2006.

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

As described above, the Company's investment in voting stock of Valera has declined below 20%. In addition, at December 31, 2005 Valera's board of directors consists of nine directors only one of which has been designated by the Company. Accordingly the Company believes that it no longer has the ability to exercise significant influence over operating and financial policies of Valera and no longer accounts for its investment in Valera by the equity method. As a result thereof, as of December 31, 2005 and 2004 the investment in Valera's Series B convertible preferred stock is being accounted for at cost.

As a result of the initial public offering, the Company's investment in Valera's common stock became a marketable security and accordingly, commencing in the first quarter of fiscal 2006, the investment, to the extent of shares available to be sold within a year at any balance sheet date under Rule 144 or an effective registration statement, will be classified as available for sale securities and measured at fair value with the adjustment to fair value and changes therein to be retained by the Company recorded in other comprehensive income. The remainder of the investment will be considered restricted and will continue to be carried at cost. Two related parties, Bedford Oak Partners and Mr. Jerome I. Feldman, are entitled to receive 50% of any profit received from the sale of 404,004 shares of Valera common stock in excess of $4.35 per share (see Note 14(d)). Amounts of fair value payable to related parties will be recorded as a liability. Assuming the Company continues to be considered an affiliate, the Company believes that as a result of the completion of the public offering, a minimum of approximately 440,000 of its Valera shares will be available for sale under Rule 144 through March 31, 2007, unless the shares are otherwise registered for sale. In addition, if it is determined that the Company is no longer an affiliate, the shares would become freely tradable after the initial six month lock-up period.

5.       Marketable securities

Marketable securities, which are carried at market value, were comprised of the following (in thousands):

Available-for-sale securities

                                                              December 31,
                                                             2005          2004
        ------------------------------------------- ------------- --------------
        Millennium Cell Inc.                                 $477        $1,235
        Avenue Entertainment Group, Inc.                        0           181
                                                                ------ --------
                                                             $477        $1,416

         Millennium Cell Inc. ("Millennium")

Millennium is a publicly traded emerging technology company engaged in the business of developing innovative fuel systems for the safe storage, transportation and generation of hydrogen for use as an energy source. On October 17, 2003, the Company received from GP Strategies in partial payment of a receivable an additional 1,000,000 shares of common stock of Millennium with a market value on that date of approximately $3,500,000. From October 17, 2003 through December 31, 2003 the Company sold 105,000 of such Millennium shares for $272,000 and recognized a loss of $95,000, which is included in Investment and other income (loss). At December 31, 2003 the Company held 1,188,271 shares of common stock of Millennium with a market value of $2,769,000 and an unrealized loss of $721,000, which resulted from reductions in market value during the year ended December 31, 2003. During the year ended December 31, 2004, the Company sold 223,500 shares of Millennium shares received in October 2003 for $609,000 and recognized a loss of $173,000, which is included in Investment and other income (loss). At December 31, 2004, the Company held 964,771 shares of common stock of Millennium with a market value of $1,235,000, representing approximately a 3% ownership interest, and an unrealized loss of $499,000 reflecting further unrealized losses during the year ended December 31, 2004, after recognition of an impairment loss described below. During the year ended December 31, 2005, the Company sold 600,000 shares of Millennium, and generated net proceeds of approximately $1,326,000 and recognized gains of approximately $192,000. At December 31, 2005 the Company owned 364,771 shares of common stock of Millennium with a market value of $477,000, representing approximately a 1% ownership interest, and an unrealized loss of $14,000 reflecting recovery of a portion of the unrealized loss at December 31, 2004.

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

         Avenue Entertainment Group, Inc ("Avenue")

At December 31, 2004, the Company owned 1,067,900 shares of Avenue, which is an independent entertainment company that produces feature films, series for television, made for television/cable movies and one hour profiles of Hollywood stars. As of December 31, 2004 the market value of Avenue approximated $181,000 resulting in an unrealized gain of $124,000. During the third quarter of 2005, the Company sold its investment in Avenue common stock and recognized a loss on the sale of $33,000 which is included in Investment and other income (loss) net in the year ended December 31, 2005.

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

The Five Star Note as amended provides for the extension of its maturity date until June 30, 2006. Under a separate Subordination Agreement between GP Strategies and the banks providing Five Star's $25,000,000 revolving loan, Five Star may make annual cash payments of principal to GP Strategies provided Five Star achieves certain financial performance benchmarks.

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

Pursuant to the provisions of the Subordination Agreement, in 2003 Five Star made principal payments on the Five Star Note to GP Strategies in the amounts of $1,000,000 prior to the exchange referred to below and $200,000 after such exchange. On October 8, 2003, GP Strategies exchanged $500,000 principal amount of the Five Star Note for 2,000,000 shares of Five Star common stock, reducing the outstanding principal balance of the Five Star Note to $3,000,000 and increasing GP Strategies' ownership of Five Star's common stock to 9,133,417 shares, approximately 54% of the then outstanding shares. In consideration for GP Strategies agreeing to exchange at a price of $0.25 per share, which was at a significant premium to the market price of the Five Star common stock on the day prior to approval of the transaction, Five Star agreed to terminate the Voting Agreement and thereby GP Strategies obtained a controlling financial interest in Five Star. Accordingly, as described in Note 1, Five Star's financial statements have been consolidated with those of the Company commencing as of such date. On July 30, 2004, GP Strategies transferred the Five Star Note with an outstanding balance of $2,800,000 to National Patent Development (see Note 1); accordingly the Five Star Note has been eliminated from the consolidated balance sheet as of December 31, 2005 and 2004 as an intercompany balance.

The Company accounted for its investment in Five Star using the equity method prior to obtaining a controlling financial interest. In 2003 the Company received $475,000 representing a recovery of a portion of its investment in Five Star.

As described above, on October 8, 2003, the Company increased its ownership interest in Five Star's outstanding common stock from 48% to 54%, obtained a controlling financial interest in Five Star and accordingly commenced consolidating Five Star's financial statements with those of the Company. The increase in ownership occurred because the Company believed that the common stock of Five Star represented an attractive investment opportunity based on its valuation at that time. Five Star is a separate segment of the Company.

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

The components of the net assets at date of acquisition, minority interest and the Company's cost of its acquired interest were as follows (in thousands):

Accounts receivable                                                $13,267
Inventory                                                           20,222
Property, plant & equipment and other assets                         1,228
--------------------------------------------------------------- -------------
Total assets                                                        34,717
--------------------------------------------------------------- -------------
Short term borrowings                                               17,616
Accounts payable and accrued expenses                               10,063
Debt to GP Strategies                                                3,000
--------------------------------------------------------------- -------------
--------------------------------------------------------------- -------------
Total liabilities assumed                                           30,679
--------------------------------------------------------------- -------------
--------------------------------------------------------------- -------------
Five Star net assets                                                 4,038
--------------------------------------------------------------- -------------
--------------------------------------------------------------- -------------
Less minority interest in net assets                                 1,996
--------------------------------------------------------------- -------------
--------------------------------------------------------------- -------------
Cost of net assets acquired                                         $2,042
--------------------------------------------------------------- -------------

The following table represents the Company's unaudited pro forma consolidated statement of operations for the year ended December 31, 2003, as if the acquisition of a controlling financial interest in Five Star had been completed at the beginning of the period. The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results (in thousands, except per share data):

   ---------------------------------------------------- -----------------
   Years ended December 31,                                       2003
   ---------------------------------------------------- -----------------
   ---------------------------------------------------- -----------------
   Sales                                                      $103,698
   Income before minority interest                                  61
   Minority interest                                              (319)
   Net income                                              $        32
   Net income per share
   Basic and diluted                                       $      .00
   ---------------------------------------------------- -----------------

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

7.       Property, plant and equipment

Property, plant and equipment consist of the following (in thousands):

                                                               December 31,
                                                        2005               2004
   --------------------------------------------- ------------------ ------------
   Land                                              $    90            $    90
   Buildings and improvements                          3,181              2,383
   Machinery and equipment                             7,625              7,910
   Furniture and fixtures                              1,401              1,294
                                                 ------------------ ------------
                                                 ------------------ ------------
                                                      12,297             11,677
                                                 ------------------ ------------
                                                 ------------------ ------------
   Accumulated depreciation and amortization          (9,212)            (8,801)
                                                 ------------------ ------------
                                                 ------------------ ------------
                                                     $ 3,085            $ 2,876

Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 amounted to $619,000, $726,000 and $593,000, respectively.

In the fourth quarter of 2004, management decided to sell MXL's Illinois facility as a result of a decline in production volume for the Illinois division and taking into consideration MXL's diminished real estate needs. On July 28, 2005 MXL sold its Illinois facility, comprised of land and 55,000 square feet of warehouse and office space in Downer's Grove, IL for net proceeds of $1,466,000, after applicable taxes, commissions and other closing costs. Subsequent to the sale, MXL repaid the mortgage and interest on the facility of approximately $1,155,000 and leased back 10,000 square feet of the facility for two years with an option for an additional year with annual rent of approximately $80,000. In the fourth quarter of 2004, the Company reflected a loss of $872,000 to record the Illinois facility at fair value, based upon the expected net proceeds from sale. In 2005, an additional loss of $140,000 was recorded based upon the final net proceeds from the sale.

8.       Goodwill

Goodwill, which represents the excess of cost over the fair value of the identifiable net assets of a business acquired by MXL, was being amortized through December 31, 2001 on a straight line basis over 20 years.

Effective January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. The Company did not recognize any impairment as a result of the adoption of this statement. For the years ended December 31, 2004 and 2003 the Company performed a test for potential impairment of goodwill and determined that there was no impairment. At December 31, 2005, the Company determined that the goodwill was impaired due to losses incurred by MXL over the last three years, and therefore recorded a goodwill impairment loss of $182,000 and reduced its carrying value to zero.

9.       Long-term debt and short term borrowings

Long-term debt is comprised of the following (in thousands):

                                                            December 31,
                                                          2005          2004
  -------------------------------------------------- -------------- ----------
  MXL Pennsylvania Mortgage (a)                         $1,205       $1,305
  MXL Illinois Mortgage (b)                                  -            -
  AOtec Debt (c)                                           186          421
  Valera stock acquisition debt (see Note 14(d))                      1,590
  Capital lease obligations                                  6           46
  -------------------------------------------------- -------------- ----------
  -------------------------------------------------- -------------- ----------
                                                         1,397        3,362
  Less current maturities                                 (291)      (1,967)
  -------------------------------------------------- -------------- ----------
  -------------------------------------------------- -------------- ----------
                                                         $1,106         $1,395

(a) The loan which is collateralized by real estate and fixtures, requires monthly repayments of $8,333 plus interest at 2.5% above the one month LIBOR rate and matures on March 8, 2011, when the remaining amount outstanding of approximately $680,000 is due in full. The loan is guaranteed by GPS.

(b) The loan requires monthly payments of principal and interest in the amount of $11,046 with interest at a fixed rate of 8.75% per annum, and matures on June 26, 2006, when the remaining amount outstanding of approximately $1,100,000 is due in full. The loan is guaranteed by GPS. As of December 31, 2004, the mortgage has been classified separately in the balance sheet as a current liability, as a result of the classification of the Illinois property as held for sale. This property was sold and the mortgage repaid in July 2005 (see Note
7).

(c) In September 2003, MXL purchased machinery, equipment and inventory from AOtec LLC ("AOtec"), located in the Massachusetts area, for $1,100,000, subject to adjustment. In connection with this purchase, the Company valued the machinery and equipment at approximately $900,000, the inventory at approximately $350,000 and recorded an accrued expense of $150,000. MXL paid $100,000 of the purchase price in cash and issued three notes, in the amount of $450,000, $275,000 and $275,000 each, due October 1, 2003, August 5, 2004 and
August 5, 2005, respectively (collectively, the "AOtec Notes"). The AOtec Notes bear interest on the unpaid principal amount at the rate of 4% per annum. On October 1, 2003, MXL borrowed $700,000 from a bank under an agreement to finance the purchase price (the "AOtec Debt") and used a portion of the proceeds to pay the $450,000 note. The AOtec Debt bears interest at the rate of 5.89 % per annum, is payable monthly for three-years and is secured by the machinery and equipment purchased from AOtec. GP Strategies guaranteed the AOtec Debt. On July 7, 2005 MXL negotiated a reduction of $275,000 in the amounts due under the AOtec Notes with maturity dates of August 5, 2004 and 2005, resulting from a dispute over the purchase price. According to the contract of sale, the payments due pursuant to the AOtec Notes were subject to an offset and withholding by MXL. MXL paid $175,000 to AOtec on July 7, 2005 and will pay an additional $100,000 in equal installments of $25,000 over the subsequent four quarters to settle the previously outstanding $550,000 in AOtec Notes. The AOtec Notes amounting to $50,000 and $550,000 as of December 31, 2005 and December 31, 2004, respectively, are classified as short term borrowings on the Company's Consolidated Balance Sheets and are not included in the table above. The reduction of $275,000 was accounted for as a purchase price adjustment, with the purchased inventory still on hand reduced by $131,000, machinery and equipment reduced by $61,000 and $83,000 credited to operations as a recovery of a loss related to AOtec equipment previously written-off in 2004.

Aggregate annual maturities of long-term debt at December 31, 2005 are as follows (in thousands):

                  2006                       $ 291
                  2007                         101
                  2008                         100
                  2009                         100
                  2010                         100
                  Thereafter                   705
                  --------------------------------
                  Total                     $1,397

Short-term borrowings

Five Star

In 2003, Five Star entered into a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement, as amended, consist of LIBOR plus a credit spread of 1.5% (6.64% at December 31, 2005) for borrowings not to exceed $15,000,000 and the prime rate (8.0% at December 31, 2005) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At December 31, 2005 and 2004, approximately $19,764,000 and $18,234,000 was outstanding under the Loan Agreement and approximately $1,451,000 and $434,000 was available to be borrowed, respectively. Substantially all of Five Star's assets (amounting to approximately $36,000,000 and $40,000,000 at December 31, 2005 and 2004, respectively, are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. For the year ended December 31, 2005 Five Star was not in compliance with the covenant that required a certain minimum loss/fixed charge coverage ratio, however, Five Star received a waiver of such default from the Lender.

In connection with the Loan Agreement, on June 30, 2003, Five Star entered an interest rate swap with the lender which has been designated as a cash flow hedge. Under the swap, effective July 1, 2004 through June 30, 2008, Five Star will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread of 1.5% will be paid in addition to the 3.38%. At December 31, 2005 and 2004, the interest rate swap had a fair value of $395,000 and $105,000, respectively, which is included in other assets in the accompanying balance sheets. On June 17, 2004, Five Star also entered into an interest rate collar transaction during the period from July 1, 2004 through June 30, 2008 on notional principal of $12,000,000. The transaction consists of an interest rate floor of 2.25%, whereas if LIBOR is below 2.25%, the Lender will pay to Five Star the difference between LIBOR and 2.25%, on the same notional principal amount. The transaction also consists of an interest rate cap of 5.75%, whereas if LIBOR is above 5.75%, Five Star will pay to the Lender the difference between LIBOR and 5.75%, on the same notional principal amount.

MXL

On March 1, 2005, MXL obtained a Line of Credit Loan (the "MXL Line") from M&T Bank with a one year term, maturing on March 1, 2006. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL's eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%. The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly. National Patent Development has guaranteed the MXL Line. At December 31, 2005, $950,000 was outstanding under the MXL Line and $50,000 was available to be borrowed. The MXL Line contains certain financial covenants. As of December 31, 2005, the Company was not in compliance with a cash flow covenant which was waived by the Bank. In addition, the Bank verbally agreed to extend the MXL Line to June 30, 2006 on the same terms.

10.      Income taxes

Commencing November 24, 2004, the date of the spin-off, the Company files a consolidated federal income tax return with its subsidiaries, except for Five Star which is less than 80% owned and files its own separate consolidated federal income tax return. Prior to the spin-off, MXL's operating results together with those of the non-core assets historically have been included in consolidated federal income tax returns filed by GPS. In addition, MXL files separate state income tax returns in Pennsylvania and Illinois. Income tax expense (benefit) in the accompanying financial statements for the periods prior to the spin-off has been computed as if MXL filed its own separate federal and state income tax returns including transactions related to the non-core assets. As GPS did not own 80% of its common stock, Five Star filed its own separate consolidated federal income tax return, as well as separate state and local income tax returns.

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

The components of income tax expense (benefit) are as follows (in thousands):

                                                 Year Ended December 31,
                                               2005           2004         2003
   ------------------------------------ -------------- ------------- -----------
   Current
   Federal                                  $   -           $703          $359
   State and local                             33            226           113
   ------------------------------------ -------------- ------------- -----------
   ------------------------------------ -------------- ------------- -----------
   Total current                               33            929           472
   ------------------------------------ -------------- ------------- -----------
   ------------------------------------ -------------- ------------- -----------
   Deferred
   Federal                                   (200)            53          (246)
   State and local                            (53)             -           (53)
   ------------------------------------ -------------- ------------- -----------
   ------------------------------------ -------------- ------------- -----------
   Total deferred                            (253)            53          (296)
   ------------------------------------ -------------- ------------- -----------
   ------------------------------------ -------------- ------------- -----------
   Total income tax expense (benefit)       $(220)          $982          $176

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

The difference between the expense (benefit) for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) is as follows:


                                                                                    Year Ended December 31,
                                                                                2005          2004         2003
  ------------------------------------------------------------------------- ------------- ------------ -------------
  Federal income tax rate                                                        (34.0)%       (34.0)%       34.0%
  State and local taxes, net of federal benefit                                   (0.3)          4.7          7.0
  Non-deductible expenses                                                          3.0           0.4          9.3
  Impairment and realized losses for investment in marketable securities
  for which no benefit has been provided                                                        15.2          3.4
  Loss on write-down of Illinois property for which no benefit has been
  provided                                                                                      10.9          -
  Net operating loss of MXL for period prior to spin-off unable to be
  utilized on a stand-alone basis for which no benefit has been provided          -             15.1          -
  Valuation allowance adjustment                                                 (7.0)
  Net operating loss of the Company for period subsequent to spin-off for
  which no benefit has been provided                                             23.1          24.6           -
  Other                                                                           8.4          (5.3)        (7.7)
  ------------------------------------------------------------------------- ------------- ------------ -------------
  ------------------------------------------------------------------------- ------------- ------------ -------------
  Effective tax rate expense (benefit)                                           (6.8)%        31.6%        46.0%


The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in the net deferred tax (liability) asset are summarized as follows (in thousands):

                                                      December 31,
                                                     2005          2004
  --------------------------------------------- ------------- -----------
  Deferred tax assets:
  Property and equipment                          $   207       $   425
  Allowance for doubtful accounts                     154            98
  Accrued liabilities                                  41            42
  Marketable securities                                             491
  Other investments                                 2,256         2,256
  Net operating loss carryforward                   2,737         1,801
  Interest rate collar                                  8             8
  Inventory                                            13           122
  Capital loss carryforward                           476            65
  --------------------------------------------- ------------- -----------
  --------------------------------------------- ------------- -----------
  Deferred tax assets                               5,892         5,308
  --------------------------------------------- ------------- -----------
  --------------------------------------------- ------------- -----------
  Deferred tax liabilities:                            83
  Marketable securities
  Interest rate swap                                  158            44
  --------------------------------------------- ------------- -----------
  Deferred tax liabilities                            241            44
  --------------------------------------------- ------------- -----------
  --------------------------------------------- ------------- -----------
  Net deferred tax assets                           5,651         5,264
  --------------------------------------------- ------------- -----------
  --------------------------------------------- ------------- -----------
  Less valuation allowance                         (5,578)       (5,331)
  --------------------------------------------- ------------- -----------
  --------------------------------------------- ------------- -----------
  Net deferred tax asset  (liabilities)             $  73        $  (67)
  --------------------------------------------- ------------- -----------

As of December 31, 2005, National Patent Development has a net operating loss carryforward of $6,824,000, representing losses incurred subsequent to the spin-off and losses incurred by MXL prior to the spin-off, which expire from 2017 to 2025. In addition, National Patent Development has a capital loss carryforward of $1,220,000, which expires in 2010.

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

On November 3, 2003, GPS and the Board of Directors of National Patent Development adopted an Incentive Stock Plan under which 1,750,000 shares of common stock are available for grant to employees, directors and outside service providers. The plan permits awards of incentive stock options, nonqualified stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of National Patent Development's common stock. As of December 31, 2005, no awards have been granted under the plan.

During the year ended December 31, 2005, the Company issued 4,886 shares of common stock to certain directors of the Company valued at approximately $13,000.

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


                                                                     Number of          Weighted Average
  Options Outstanding                                                   Shares           Exercise Price
  -------------------------------------------------------------- ------------------- ------------------------
  -------------------------------------------------------------- ------------------- ------------------------
  October 8, 2003                                                    2,930,000                   $.16
  -------------------------------------------------------------- ------------------- ------------------------
  Terminated                                                        (1,400,000)                   .13
  -------------------------------------------------------------- ------------------- ------------------------
  -------------------------------------------------------------- ------------------- ------------------------
  December 31, 2003                                                  1,530,000                    .19
  -------------------------------------------------------------- ------------------- ------------------------
  Terminated                                                          (430,000)                   .30
  -------------------------------------------------------------- ------------------- ------------------------
  -------------------------------------------------------------- ------------------- ------------------------
  December 31, 2004 and 2005                                         1,100,000                   $.14
  -------------------------------------------------------------- ------------------- ------------------------
  -------------------------------------------------------------- ------------------- ------------------------

  -------------------------------------------------------------- ------------------- ------------------------
  -------------------------------------------------------------- ------------------- ------------------------
  Options Exercisable at December 31, 2005                             980,000                   $.14
  -------------------------------------------------------------- ------------------- ------------------------

The following table summarizes information about the Five Star Plan's options at December 31, 2005:

                                                   Weighted                             Weighted
                                                   Average                               Average
             Exercise            Number             Years             Number              Years
               Price          Outstanding         Remaining         Exercisable         Remaining
           -------------- --------------------- --------------- -------------------- ----------------
           -------------- --------------------- --------------- -------------------- ----------------
                $.14              900,000             1.0              810,000               1.0
                 .15               50,000             1.3               50,000               1.3
                 .16              150,000             1.6              120,000               1.6
           -------------- --------------------- --------------- -------------------- ----------------
           -------------- --------------------- --------------- -------------------- ----------------
                                1,100,000             1.1              980,000               1.0

Five Star Employee Benefit Plan

Five Star maintains a 401(k) Savings Plan for employees who have completed one year of service. The Savings Plan permits pre-tax contributions to the plan of 2% to 50% of compensation by participants pursuant to Section 401(k) of the Internal Revenue Code. Five Star matches 40% of the participants' first 6% of compensation contributed, not to exceed an amount equivalent to 2.4% of that participant's compensation. Five Star's contribution to the plan was approximately $119,000, $123,000 and $125,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

MXL Employee Benefit Plan

MXL maintains a 401(k) Savings Plan, the MXL Industries, Inc. Retirement and Savings Plan (the"MXL Plan"), for employees who have completed at least one hour of service coincident with the first day of each month. The MXL Plan permits pre-tax contributions by participants. The Company matches up to 50% of the participants' first 7% of compensation contributed. The Company matches participants' contributions in shares of Company's common stock. During the year ended December 31, 2005, the Company contributed 15,455 shares of common stock with a value of approximately $37,000 as a matching contribution to the MXL Plan.

12.      Commitments

Five Star has several noncancellable leases for real property and machinery and equipment. In addition MXL has a noncancellable lease for real property and several noncancellable leases for machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms.
As of December 31, 2005, minimum rentals under long-term operating leases are as follows (in thousands):

                               Real            Machinery &
                             property           equipment          Total
  ---------------------- ------------------ ------------------ --------------
  2006                         $  1,842          $   937        $  2,779
  2007                              472              930           1,402
  2008                                               395             395
  2009                                -               79              79
  Thereafter                          -                -               -
  ---------------------- ------------------ ------------------ --------------
  ---------------------- ------------------ ------------------ --------------
  Total                          $2,314          $2,341           $4,655
  ---------------------- ------------------ ------------------ --------------

Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense was approximately $3,163,000, $3,147,000, and $3,037,000 for the years ended December 31, 2005, 2004 and 2003, respectively. GPS has guaranteed the leases for Five Star's New Jersey and Connecticut warehouses, having annual rentals of $1,737,000 and expiring in the first quarter of 2007.

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


                                              Year Ended December 31,
                                           2005           2004           2003
   ------------------------------ ---------------- ---------------- ------------
   Sales
   MXL                               $    7,915       $    8,241      $   8,613
   Five Star                            106,451          101,982         95,085
   ------------------------------ ---------------- ---------------- ------------
   ------------------------------ ---------------- ---------------- ------------
                                       $114,366         $110,223       $103,698
   ------------------------------ ---------------- ---------------- ------------
   ------------------------------ ---------------- ---------------- ------------
   Operating profit (loss)
   MXL                                 $ (1,135)        $ (2,593)     $    (280)
   Five Star                              1,399            3,244          2,068
   Corporate and other                   (1,972)          (1,423)          (480)
   ------------------------------ ---------------- ---------------- ------------
   ------------------------------ ---------------- ---------------- ------------
                                   $     (1,708)      $     (772)      $  1,308
   ------------------------------ ---------------- ---------------- ------------


Additional information relating to the Company's business segments is as follows (in thousands):

                                                         December 31,
                                                       2005           2004
      ------------------------------------------ -------------- --------------
      ------------------------------------ -------------- --------------

      Total assets
      MXL                                      $11,068        $13,621
      Five Star                                 36,100         40,277
      Corporate and other                        5,054          6,576
      ------------------------------------ -------------- --------------
      ------------------------------------ -------------- --------------
                                               $52,222        $60,474
      ------------------------------------ -------------- --------------

                                                  Year Ended December 31,
                                             2005         2004         2003
   ------------------------------------ ------------ -----------  --------------
   ------------------------------------ ------------ ------------ --------------

   Additions to property,
   plant, and equipment
   MXL                                       $ 991        $ 183    $ 1,135 (a)
   Five Star                                   174          275        159
   ------------------------------------ ------------ --------------------------
   ------------------------------------ ------------ --------------------------
                                            $1,165         $458     $1,294
   ------------------------------------ ------------ --------------------------
   ------------------------------------ ------------ --------------------------

   Depreciation and amortization
   MXL                                      $ 500        $ 616      $ 565
   Five Star                                  119          110         28
   ------------------------------------ ------------ --------------------------
                                            $ 619        $ 726      $ 593
   ------------------------------------ ------------ --------------------------

(a) Includes property, plant and equipment acquired from AOtec.

For the years ended December 31, 2005, 2004 and 2003, no customer accounted for 10% or more of the Company's sales.

Information about the Company's net sales in different regions, which are attributable to countries based upon location of customers, is as follows (in thousands):

                                         Year Ended December 31,
                                     2005          2004         2003
   ---------------------------- ------------- ------------- --------------
   ---------------------------- ------------- ------------- --------------
   United States                    $112,175      $107,644      $102,015
   Far East                            1,376         1,288          1,230
   Other                                 815         1,291            453
   ---------------------------- ------------- ------------- --------------
   ---------------------------- ------------- ------------- --------------
                                    $114,366      $110,223      $103,698

All assets of the Company are in the United States.

14.      Related party transactions

(a) GPS provided certain administrative services to National Patent Development, including but not limited to tax and financial accounting, legal, human resources, employee benefits and insurance. The costs of these services were allocated to National Patent Development based on specific identification and, to the extent that such identification was not practical, on the basis of sales or other method which management believes to be a reasonable reflection of the utilization of services provided or the benefit received by National Patent Development. These allocations resulted in charges of $1,141,000, $911,000 and $680,000 being recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003, respectively which include amounts described below. Allocated expenses in excess of amounts which reduced the receivable balance due from GPS (see (b) below) in 2004 and 2003 have been recorded as a capital contribution resulting in an increase in additional paid-in capital. The expenses allocated to National Patent Development for these services are not necessarily indicative of the expenses that would have been incurred if National Patent Development had been a separate, independent entity and had otherwise managed these functions.

GPS and National Patent Development have entered into contracts described below that will govern certain relationships between them. GPS and National Patent Development believe that these agreements are at fair market value and are on terms comparable to those that would have been reached in arm's-length negotiations had the parties been unaffiliated at the time of the negotiations.

Certain of the Company's executive officers are also executive officers of GPS and will remain on GPS's payroll. The executive officers do not receive any salary from the Company; however, they provide the Company with management services under a management agreement between GPS and the Company. Services under the agreement relate to corporate federal and state income taxes, corporate legal services, corporate secretarial administrative support, and executive management consulting. The term of the agreement extends for three years from the date of the spin-off, or through November 24, 2007, and may be terminated by either the Company or GPS on or after July 30, 2006 with 180 days prior written notice.

Prior to July 1, 2005, GPS charged the Company a management fee to cover an allocable portion of the compensation of these officers, based on the time they spent providing services to the Company, in addition to an allocable portion of certain other corporate expenses. Such charges amounted to $656,000 for the six months ended June 30, 2005 and $107,000 for the period subsequent to the spin-off through December 31, 2004.

Effective July 1, 2005 GPS and the Company amended the above management agreement. Pursuant to the amendment, the Company will pay GPS an annual fee of not less than $970,000 as compensation for these services, payable in equal monthly installments. The fee includes $698,000 for the period July 1, 2005 through June 30, 2006 relating to the services of Jerome I. Feldman, the Company's Chief Executive Officer, representing approximately 80% of the cost of the compensation and benefits required to be provided by GPS to Mr. Feldman. The Company also occupies a portion of corporate office space leased by GPS. The Company compensates GPS approximately an additional $205,000 annually for use of this space. GPS's lease extends through December 31, 2006.

The Company had entered into a separate management agreement with GPS pursuant to which the Company provided certain general corporate services to GPS. Under this management agreement, the Company charged GPS a management fee to cover an allocable portion of corporate overhead related to services performed for GP Strategies and its subsidiaries. Such fees amounted to $82,000 for the year ended December 31, 2005 and $17,000 for the period subsequent to the spin-off through December 31, 2004. Effective as of July 1, 2005 the Company and GPS terminated the management agreement whereby the Company provided general corporate services to GPS.

GPS also provided legal, tax, business development, insurance and employee benefit administration services to Five Star pursuant to a management services agreement for a fee of up to $10,000 per month. Prior to the Distribution, GPS transferred to National Patent Development the rights and obligations under the management services agreement with Five Star. Fees paid by Five Star to GPS under this agreement prior to the Distribution, which are included in selling, general and administrative expenses, totaled $132,000 and $100,000 for the years ended December 31, 2004 and 2003, respectively.

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

(b) The receivable from GPS, is non-interest bearing. Transactions affecting the receivable, together with the average balances, follow (in thousands):


                                                               Year Ended December 31,
                                                   -------------------------------------------------
                                                       2005             2004              2003
                                                   -------------    --------------    --------------

   Balance at beginning of period                   $    5,000         $    709           $10,116
   Management fee and
   Other charges from GPS (1)                           (1,141)            (559)             (717)
   Repayments                                           (5,000)          (1,032)          (10,000)
   Advances                                                                 882             1,310
   Payment of fees                                       1,082
   Contribution receivable from GPS                      1,201          $ 5,000
   ----------------------------------------------- ------------- -- -------------- -- --------------
   Balance at end of period                            $ 1,142          $ 5,000             $ 709
   ----------------------------------------------- ------------- -- -------------- -- --------------
   Average balance                                       $(177)           $ 897           $ 7,734

(1) Includes a management fee paid to GPS by MXL of $140,000 and $240,000 for the years ended December 31, 2004 and 2003, respectively.

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

The receivable from GPS was zero following the spin-off. In December 2004 GPS received certain proceeds of litigation and arbitration claims, out of which it had agreed on July 30, 2004 to make an additional capital contribution to National Patent Development (see Note 15). GPS made the capital contribution to National Patent Development in January 2005 to settle the receivable. On November 23, 2005, GPS agreed to settle its claims, which resulted in an additional capital contribution due to the Company of $1,201,000 at December 31, 2005.

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

(d) On November 12, 2004, the Company entered into an agreement to borrow approximately $1,022,000 from Bedford Oak Partners, which is controlled by Harvey P. Eisen, a director of the Company, and approximately $568,000 from Jerome I. Feldman, who is Chairman and Chief Executive Officer of the Company, to exercise the option to purchase Series B Convertible Preferred shares of Valera for an aggregate purchase price of $1,590,000.. The loans bore interest at 6% per annum, matured on October 31, 2009, and were secured by all shares of Valera owned by the Company, including the purchased shares. The loans are required to be prepaid out of the proceeds received from the sale of the purchased shares or from any additional capital contribution received by the Company from GP Strategies out of proceeds received by GP Strategies from its claims relating to the Learning Technologies acquisition (see Note 15). Bedford Oak Partners and Jerome I. Feldman are entitled to receive 50% of any profit received by the Company from the sale of the Valera purchased shares.

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

(e) Jerome I. Feldman, the Company's Chairman and Chief Executive Officer is also Chairman of the Executive Committee of GPS. Scott N. Greenberg, the Company's director and Chief Financial Officer is the Chief Executive Officer and a Director of GPS. Andrea D. Kantor, the Company's Vice President and General Counsel, is the Executive Vice President and General Counsel of GPS. Harvey P. Eisen, a director of the Company, is also the Non-Executive Chairman of the Board of GPS.

15.      Litigation

On July 30, 2004, GPS agreed to make an additional capital contribution to National Patent Development, in an amount equal to the first $5 million of any proceeds (net of litigation expenses and taxes incurred, if any), and 50% of any proceeds (net of litigation expenses and taxes incurred, if any) in excess of $15 million, received with respect to the claims described below. In 2004, GPS received $13.7 million of net proceeds from such claims and, pursuant to such agreement, in January 2005 GPS made a $5 million additional capital contribution to National Patent Development. On November 23, 2005, GPS agreed to settle its claims and on December 14, 2005 received a $9,000,000 payment from EDS, which resulted in an additional capital contribution due to the Company of $1,201,000 at December 31, 2005.

On January 3, 2001, GPS commenced an action alleging that MCI Communications Corporation, ("MCI") MCI's Systemhouse subsidiaries ("Systemhouse"), and Electronic Data Systems Corporation, as successor to Systemhouse, ("EDS") committed fraud in connection with GPS's 1998 acquisition of Learning Technologies from the defendants for $24,300,000. GPS sought actual damages in the amount of $74,067,000 plus interest, punitive damages in an amount to be determined at trial, and costs, subject to reduction as set forth below.

The complaint, which was filed in the New York State Supreme Court, alleges that the defendants fraudulently induced GPS to acquire Learning Technologies by concealing the poor performance of Learning Technologies' United Kingdom operation. The complaint also alleges that the defendants represented that Learning Technologies would continue to receive new business from Systemhouse even though the defendants knew that the sale of Systemhouse to EDS was imminent and that such new business would cease after such sale. In February 2001, the defendants filed answers denying liability. No counterclaims against the plaintiffs have been asserted. Although discovery had not yet been completed, defendants made a motion for summary judgment, which was submitted in April 2002. Before the motion was decided, MCI filed for bankruptcy. As a result of MCI's bankruptcy filing, the state court did not decide the motion.

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

The arbitration hearings began on May 17, 2004 and concluded on May 24, 2004 before JAMS, a private dispute resolution firm. On September 10, 2004, the arbitrator issued an interim award in which she found that the sellers of Learning Technologies breached certain representations and warranties contained in the acquisition agreement. In a final award dated November 29, 2004, the arbitrator awarded GPS $12,274,000 in damages and $6,016,000 in interest. On December 30, 2004, EDS made a payment of $18,428,000, which included $138,000 of accrued interest, to GPS to satisfy its obligation under the arbitration award.

The arbitration settlement, net of legal fees and expenses was held in escrow as of December 31, 2004. EDS subsequently agreed that the arbitration award is final and binding and that it will take no steps of any kind to vacate or otherwise challenge the award.

As a result of the conclusion of the arbitration, the state court has lifted the stay of the fraud claim against the defendants other than MCI. In November 2005, trial began on GPS's claim against EDS and Systemhouse related to false representations concerning the financial condition of Learning Technologies' United Kingdom operation. On November 23, 2005, after more than four days of trial, GPS agreed to settle its claim against EDS and Systemhouse. Pursuant to the settlement, EDS made a cash payment in the amount of $9,000,000 to GPS on December 14, 2005.

The fraud action against MCI had been stayed as a result of the bankruptcy of MCI, and GPS's claims against MCI were not tried or settled with the claims against EDS. On December 13, 2005, the Bankruptcy Court heard argument on the summary judgment that MCI had made in state court in April 2002, before its bankruptcy filing. The motion has not been decided.

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

The exercise price of the National Patent Development Warrants is $3.57, which represents 160% of the average closing price of the National Patent Development common stock over the 20 consecutive trading days commencing on the record date of the spin-off. The National Patent Development Warrants are exercisable at any time through August 2008. The National Patent Development Warrants have anti-dilution provisions similar to those of the GP Warrants. National Patent Development provided the holders of the National Patent Development Warrants with registration rights similar to those provided by GPS to the holders of the GP Warrant. The registration rights agreement requires the Company to file registration statements with the SEC covering the shares underlying the warrants and to use its best efforts to cause such registration statements to become effective and remain effective for specified periods. The registration rights agreement does not provide for any cash payments of liquidated damages by the Company to the holders of the warrants if the registration statements are not declared effective or if effectiveness is not maintained for the required periods.

As the National Patent Development Warrants relate to a capital contribution by GPS, their issuance has been accounted for as an offsetting charge and credit to additional paid-in capital for $883,000, representing the estimated fair value of the warrants.

17.      Accounts payable and accrued expenses

Accounts payable and accrued expenses are comprised of the following at December 31, 2005 and 2004 (in thousands):

                                                    December 31,
                                                   2005         2004
        ------------------------------------- ------------ ------------
        ------------------------------------- ------------ ------------
        Accounts payable                          $6,794      $12,193
        Accrued expenses                           1,725        1,634
        Other                                      1,047        1,559
        ------------------------------------- ------------ ------------
        ------------------------------------- ------------ ------------
                                                  $9,566      $15,386

18.      Valuation and Qualifying Accounts

The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31 (in thousands):

                                                                                 Additions
                                              Balance at       Additional       Charged to
                                             Beginning of       Allowance         Costs &                       Balance at
                                                Period        Acquired (a)       Expenses      Deductions (b)  End of Period
------------------------------------------ ----------------- ---------------- ---------------- --------------- --------------
Year ended December 31, 2005:
------------------------------------------ ----------------- ---------------- ---------------- --------------- --------------
Allowance for doubtful accounts                 $306                                 $153             $21            $480
------------------------------------------ ----------------- ---------------- ---------------- --------------- --------------
------------------------------------------ ----------------- ---------------- ---------------- --------------- --------------
Year ended December 31, 2004:
Allowance for doubtful accounts                   739                 -               253            (686)            306
------------------------------------------ ----------------- ---------------- ---------------- --------------- --------------
Year ended December 31, 2003:
Allowance for doubtful accounts                    37               700               163            (161)            739
------------------------------------------ ----------------- ---------------- ---------------- --------------- --------------

  (a) Represents the allowance for doubtful accounts of Five Star at date of consolidation.
  (b) Write-off of uncollectible accounts, net of recoveries.

19.      Selected Quarterly Financial Data

(Unaudited) (in thousands, except per share data)
-------------------------------------- -----------------------------------------------------------------------
-------------------------------------- -----------------------------------------------------------------------
                                                                 Three months ended
                                         March 31,       June 30,         September 30,       December. 31,
                                              2005         2005               2005                2005
-------------------------------------- -------------- ---------------- -------------------- ------------------

Sales                                      $30,077        $31,669            $28,940              $23,680
Gross margin                                 4,549          6,102              3,948                4,303
-------------------------------------- -------------- ---------------- -------------------- ------------------
Net loss                                $     (820)        $ (395)       $      (785)          $     (919)
-------------------------------------- -------------- ---------------- -------------------- ------------------
Net loss per share:
Basic and Diluted                      $     (.05)    $      (.02)        $    (.04)           $    (.05)
                                       -----------    ------------        ----------           ----------

-------------------------------------- ----------------------------------------------------------------------
                                                                Three months ended
                                         March 31,       June 30,       September 30,       December. 31,
                                              2004         2004              2004                2004
-------------------------------------- -------------- --------------- ------------------- -------------------

Sales                                      $29,121        $29,604           $28,738             $22,760
Gross margin                                 4,765          5,405             4,955               4,944
-------------------------------------- -------------- --------------- ------------------- -------------------
Net income (loss)                       $     (297)      $ (1,366)      $      (548)       $     (2,318)
-------------------------------------- -------------- --------------- ------------------- -------------------
Net income (loss) per share:
Basic and Diluted                      $     (.01)    $      (.08)       $    (.03)          $    (.13)
                                       -----------    ------------       ----------          ----------

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

         Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) as of December 31, 2005. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

         During the year ended December 31, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.


ITEM 9B. Other Information

                  None

                                    PART III


Item 10.        Directors and Executive Officers of the Registrant

         Jerome I. Feldman has been Chairman of the Board and Chief Executive Officer of the Company since 2004. He is founder and since April 2005 has been Chairman of the Executive Committee of GP Strategies Corporation ("GPS"). He was Chief Executive Officer of GPS from 1959 until April 2005, Chairman of the Board from 1999 until April 2005, and President from 1959 until 2001. He has been Chairman of the Board of Five Star Products, Inc. ("Five Star"), a paint and hardware distributor, since 1994; a Director of GSE Systems, Inc. ("GSE"), a global provider of real-time simulation and training solutions, since 1994; Chairman of the Board of GSE since 1997; and a director of Valera Pharmaceuticals, Inc. ("Valera"), a specialty pharmaceutical company, since January 2005. Mr. Feldman is also Chairman of the New England Colleges Fund and a Trustee of the Northern Westchester Hospital Foundation. Age 77.

         Harvey P. Eisen has been a Director of the Company since 2004. He has been Chairman and Managing Member of Bedford Oak Management, LLC since 1998. Prior thereto, Mr. Eisen served as Senior Vice President of Travelers, Inc. and of Primerica prior to its merger with Travelers in 1993. Mr. Eisen has over thirty years of asset management experience, is often consulted by the national media for his views on all phases of the investment marketplace, and is frequently quoted in The Wall Street Journal, The New York Times, PensionWorld, U.S. News & World Report, Financial World and Business Week, among others. Mr. Eisen also appears regularly on such television programs as Wall Street Week, CNN, and CNBC. Mr. Eisen is a trustee of the University of Missouri Business School where he established the first accredited course on the Warren Buffet Principles of Investing. Mr. Eisen has also been a Director of GPS since 2002. He is also a trustee of Rippowam Cisqua School in Bedford, New York and the Northern Westchester Hospital Center. Age 63.

         Scott N. Greenberg has been Chief Financial Officer and a Director of the Company since 2004. He has been the Chief Executive Officer of GPS since April 2005 and a Director since 1987. From 2001 until February of 2006 he was President of GPS, Chief Financial Officer from 2001 until 2005, Executive Vice President and Chief Financial Officer from 1998 to 2001, Vice President and Chief Financial Officer from 1989 to 1998, and Vice President, Finance from 1985 to 1989. He has been a director of GSE since 1999 and was a director of Five Star from 1998 to 2003 and a Director of Valera until January 2005. Age 49.

         Roald Hoffmann has been a Director of the Company since 2004. He has been the Frank H. T. Rhodes Professor of Humane Letters and Professor of Chemistry since 2001, and from 1974 to 2001 was the John Newman Professor of Physical Science at Cornell University. Dr. Hoffmann is a member of the National Academy of Sciences and the American Academy of Arts and Sciences. In 1981, he shared the Nobel Prize in Chemistry with Dr. Kenichi Fukui. He was a director of GPS until June 2005. Age 69.

         Ellen Havdala has been a Director of the Company since 2004. She is a Managing Director of Equity Group Investments, L.L.C., an affiliate of EGI - Fund (02-04) Investors, L.L.C. Ms. Havdala joined Equity in 1990 as a member of the Zell/Chilmark Fund, L.P. During her tenure at Equity and its affiliated companies, she has served as Vice President of Scott Sports Group, Inc. and Executive Vice President of Equity International Properties, Ltd. Age 40.

        Thomas C. Kinnear has been a Director of the Company since 2004. He is Eugene Applebaum Professor of Entrepreneurial Studies, Executive Director of the Samuel Zell and Robert H Lurie Institute for Entrepreneurial Studies, and Professor of Marketing at the University of Michigan Business School. Mr. Kinnear has worked in consulting and executive development for firms such as:
Aetna, Amgen, AT&T, Alcatel, Chrysler, Domino's Pizza, Inc., Eli Lilly, General Motors, General Electric, Helmac Products, Kodak, L'Air Liquide (France), Mann + Hummel, and Travelers. He also has served or is serving as a member of the Board of Directors or Corporate Advisory Boards for several companies and community organizations including: Avail Networks, Inc., Bard Manufacturing, Inc., Bluegill Technologies, Inc., Copernicus, Inc., Domino's Pizza, Inc., Ecliptic Systems, Inc., Greenhills School, Helmac Products, Inc., Interpretive Software, Inc., Network Express, Inc., and TAL Materials. Age 62.

        Talton R. Embry has been a Director of the Company since 2004. He has been Chairman of Magten Asset Management Corp. since 1978. Mr. Embry is a director of First Union Real Estate Equity and Mortgage Investments and GeoEye, Inc. He was formerly co-chairman and a director of Revco Drug Stores (now CVS Corp.). He has been a director of Anacomp, BDK Holdings, Capsure Holdings (now CAN Surety), Combinued Broadcasting, Salant, Texscan, Thermadyne, Varco International and Westpoint Stevens. Age 59.

        Andrea D. Kantor has been the Vice President and General Counsel of the Company since 2004. Ms. Kantor has been Executive Vice President and General Counsel of GPS since April 2006, Vice President and General Counsel of GPS from 2001 until 2006, and was Vice President and Corporate Counsel from 1999 to 2001, and Associate General Counsel from 1988 to 1999. She has been a director of GSE since 2003. Ms. Kantor practiced law as a corporate associate in New York City at Schulte Roth & Zabel LLP, and prior to that at Sidley Austin Brown & Wood LLP. Ms. Kantor is a member of the Association of the Bar of the City of New York and a member of the Corporate and Securities Law Committee of the American Corporate Counsel Association. Age 48.

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

         Based solely on its review of copies of such reports for 2005, the Company believes that during 2005, all reports applicable to its officers, directors and greater than 10% beneficial owners were filed on a timely basis except that Messrs. Eisen, Embry, and Hoffmann inadvertently filed the incorrect Form reporting the receipt of shares constituting director's fees and have since corrected such filings and Ms. Kantor filed one report, reporting one transaction, late.

Audit Committee

         The Company has established an Audit Committee of the Board of Directors consisting of Messrs. Kinnear, Hoffman and Embry. The Board of Directors has determined that Mr. Kinnear qualifies as audit committee financial expert under applicable SEC regulations and all that all members satisfy the independence requirements of the SEC.

Code of Ethics

       The Company has adopted a Code of Business Conduct and Ethics for directors, officers, and employees of the Company and its subsidiaries, including but not limited to the principal executive officer, the principal financial officer, the principal accounting officer or controller, or persons performing similar functions for the Company and its subsidiaries. If the Company makes any substantive amendment to the Code of Ethics or grants any waiver from a provision of the Code of Ethics for its executive officers or directors, the Company will disclose the nature of such amendment or waiver in a filing on Form 8-K. The Company will also provide a copy of such Code of Ethics and Code of Business Policy to any person, without charge, upon written request made to the Company's Secretary in writing to the following address: National Patent Development Corporation, Attn: Secretary, 777 Westchester Avenue, White Plains, NY 10604, with a copy to National Patent Development Corporation, General Counsel at the same address.

Item 11. Executive Compensation

General

         The following table and notes present the aggregate compensation paid in 2005 by Five Star to its president, who is considered an executive officer of the Company. The Company's other executive officers have not received any significant salary or bonus from the Company or any of its subsidiaries. Such officers provide certain services to the Company pursuant to the provisions of the management agreement with GP Strategies and the cost of these services is allocated to the Company. See "Item 13. Certain Relationships and Related Transactions."

                           SUMMARY COMPENSATION TABLE

                                                                              Annual
                                                                            Compensation
------------------------------------------------ --------------- ---------------- ------------------ ----------------
                                                                 Salary                 Bonus           All Other
------------------------------------------------ --------------- ---------------- ------------------ ----------------
Name and Principal Position                           Year          ($)                  ($)               ($)
------------------------------------------------ --------------- ---------------- ------------------ ----------------
Charles Dawson                                        2005         265,460             120,000             1,804(1)
------------------------------------------------ --------------- ---------------- ------------------ ----------------
President of Five Star Products, Inc.                 2004       251,933                55,000             1,170(1)
------------------------------------------------ --------------- ---------------- ------------------ ----------------
                                                      2003         234,018              40,000               695(1)
------------------------------------------------ --------------- ---------------- ------------------ ----------------

(1) Consists of executive life insurance premiums.

Option Grants in 2005

No options were granted to the named executive officers in 2005.

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

Employment Agreements

         Charles Dawson. An employment agreement between Charles Dawson and Five Star, pursuant to which Mr. Dawson was employed as President of Five Star, expired on December 31, 2005.

         Under the employment agreement, Mr. Dawson's base salary during the term of the agreement (January 1, 2002 through December 31, 2005), was $225,000, with annual increases of at least 3% effective on the second year of the term. Mr. Dawson was to receive a target bonus of $100,000, calculated based upon the following two components: (1) earnings growth of Five Star and (2) an achievement by Five Star of certain goals, weighted 75% and 25% respectively. Mr. Dawson's target bonus for the years 2004 and 2005, were $120,000, and $130,000, respectively, which were determined by components and weighting factors based upon the goals and objectives of Five Star, mutually agreed upon. Pursuant to the employment agreement, Five Star granted Mr. Dawson under Five Star's option plan, five-year options to purchase 150,000 shares of Five Star's common stock at an exercise price of $0.14 per share. Such options vest 20% per annum, commencing on November 28, 2001. Five Star was also required to provide Mr. Dawson with an automobile.

         Under the employment agreement, Five Star could terminate Mr. Dawson for cause, which was defined as (i) breach by Mr. Dawson of any of the terms of the employment agreement, provided that Five Star has given fifteen days notice prior to termination for any breach of any of the terms of the employment agreement which are capable of cure, (ii) gross neglect by Mr. Dawson of his duties continuing for 30 days after written warning issued to Mr. Dawson setting forth the conduct constituting such gross neglect, (iii) conviction of Mr. Dawson for any felony or any crime involving moral turpitude, (iv) the conviction of Mr. Dawson of any offense involving the property of Five Star or any of its affiliates,(v) the commission by Mr. Dawson of any act of fraud or dishonesty, (vi) the engagement by Mr. Dawson in misconduct resulting in serious injury to Five Star, or (vii) the physical or mental disability of Mr. Dawson, whether totally or partially, if he is unable to perform substantially his duties for a period of (i) two consecutive months or (ii) shorter periods aggregating three months during any twelve month period, such termination to be effective thirty days after written notice of such decision delivered to Mr. Dawson. If Mr. Dawson was terminated for cause, he was entitled to any compensation, including without limitation, the bonus, if any, after the date of termination for the year in which the termination took place. If Mr. Dawson's employment was terminated by his death or disability, Five Star was required to pay Mr. Dawson his base salary then in effect for the month during which termination occurred, and four months thereafter. In the event that termination occurred more than six months after the start of the then-current contract year, Mr. Dawson was to receive a bonus for that year prorated through the date of termination.

         Under the employment agreement, if Five Star terminated Mr. Dawson for any reason other than those set forth in the employment agreement, Five Star was obligated to continue to pay Mr. Dawson's base salary as then in effect for the period commencing from the date of termination and ending on the termination date of the employment agreement and was only obligated to pay the bonus, if any, through the date of termination on a pro rata basis.


Item 12.         Security Ownership of Certain Beneficial Owners and Management


                             PRINCIPAL STOCKHOLDERS

         The following table sets forth the number of shares of Common Stock beneficially owned as of April 6, 2006 by each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock.

         Name and Address                  Amount and Nature of       Percent of
         of Beneficial Owner               Beneficial Ownership         Class

   Bedford Oak Partners, L.P.             2,431,500 shares(1)           13.6%
   100 South Bedford Road
   Mt. Kisco, NY 10549

   Gabelli Asset Management, Inc.         1,869,445 shares(2)            9.7%
   One Corporate Center
   Rye, NY 10580

   Goldman Capital Management, Inc.       1,650,900 shares(3)            9.3%
   320 Park Avenue
   New York, NY 10022

   Black Horse Capital LP                 1,481,367 shares(4)            8.3%
   45 Rockefeller Plaza
   New York, NY 10111

   EGI-Fund (02-04) Investors, L.L.C.     1,390,000 shares(5)            7.8%
   Two N. Riverside Plaza
   Chicago, IL 60606
----------
   (1) Based on a Schedule 13G/A filed jointly by Bedford Oak Partners, L.P. ("Bedford Oak"), Bedford Oak Advisors, LLC and Harvey P. Eisen with the Securities and Exchange Commission ("SEC") on February 15, 2005. Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak Advisors, LLC, the investment manager of Bedford Oak.

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

    (3) Based on a Schedule 13G filed by Goldman Capital Management Inc. with the SEC on March 27, 2006.

    (4)Based on a Schedule 13G/A filed jointly by Black Horse Capital LP, Black Horse Capital (QP) LP, Black Horse Capital Offshore Ltd., Black Horse Capital Management LLC, Black Horse Capital Advisors LLC, Dale Chappel and Brian Sheehy with the SEC on February 14, 2006,. Messrs. Chappell and Sheehy are deemed to beneficially own the shares of Common Stock held by these funds.

    (5) Based on a Schedule 13D filed jointly by EGI-Fund (02-04) Investors, L.L.C. (EGI"), EGI-Managing Member (02-04), L.L.C., ("EGI-Managing Member"), SZ Investments, L.L.C. ("SZ Investments") and Chai Trust Company, L.L.C. ("Chai Trust") with the SEC on December 1, 2004 and information supplied by such entities. EGI-Managing Member is the managing member of EGI and SZ Investments is the managing member of EGI-Managing Member. Samuel Zell is the President of EGI, EGI-Managing Member and SZ Investments. SZ Investments is indirectly owned by various trusts established for the benefit of Samuel Zell and his family. The trustee of each of those trusts is Chai Trust, an Illinois limited liability company. Mr. Zell is neither an officer nor a director of Chai Trust and does not have voting or dispositive power over such shares of common stock, and thus he disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

          SECURITY OWNERSHIP OF DIRECTORS AND NAMED EXECUTIVE OFFICERS

         The following table sets forth the beneficial ownership of National Patent Development common stock by each National Patent Development director, each of National Patent Development's executive officers, and all National Patent Development directors and executive officers as a group.

                                             Total Number
                                             of Shares of          Percent of
                                             Common stock            Common
                                             Beneficially            Stock
                        Name                     Owned               Owned

      Harvey P. Eisen.............           2,435,872(1)            13.7%
      Talton R. Embry...........                 2,515                 *
      Jerome I. Feldman...........             601,108(2)             3.4%
      Scott N. Greenberg..........              33,086(3)              *
      Ellen Havdala...............                -   (4)              *
      Roald Hoffmann..............               4,733                 *
      Thomas C. Kinnear........                   -                    *
      Andrea D. Kantor............                -                    *
      Charles Dawson..............                -                    *
      Directors and Executive Officers
       as a Group  (9 persons)....           3,077,314(4)(5)         17.3%
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

   (2) Includes 1,173 shares of common stock held by members of Mr. Feldman's family, and 4,385 shares of common stock allocated to Mr. Feldman's account pursuant to the provisions of the GP Strategies Retirement Savings Plan (the "GP Plan"). Mr. Feldman disclaims beneficial ownership of the 1,173 shares of common stock held by members of his family.

   (3) Includes 4,000 shares of common stock held by members of Mr. Greenberg's family, and 6,027 shares of common stock allocated to Mr. Greenberg's account pursuant to the provisions of the GP Plan. Mr. Greenberg disclaims beneficial ownership of the 4,000 shares of common stock held by members of his family.

   (4) Does not include 1,390,000 shares of common stock beneficially owned by EGI. Ms. Havdala does not have voting or dispositive power over such shares and thus does not have beneficial ownership of such shares.

   (5) Includes 10,412 shares of common stock allocated pursuant to the provisions of the GP Plan.

                      EQUITY COMPENSATION PLAN INFORMATION

         The following is information as of December 31, 2005 about shares of Company Common Stock that may be issued upon exercise of options under the Company's 2003 Incentive Stock Plan. For a description of the material terms of the Company's 2003 Incentive Stock Plan, see Note 11 to the Notes to the Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 2005.


Plan category                   Number of securities       Weighted-average           Number of securities
                                to be issued upon          exercise price of          remaining available for
                                exercise of                outstanding options,       future issuance under
                                outstanding options,       warrants and rights        equity compensation
                                warrants and rights                                   plans (excluding securities
2003 Incentive Stock Plan                                             (b)             reflected in column(a)
                                           (a)                                                      (c)
------------------------------- -------------------------- -------------------------- ---------------------------------
------------------------------- -------------------------- -------------------------- ---------------------------------
Equity compensation                                                    -
plans approved
by security holders                         0                                                    1,750,000
------------------------------- -------------------------- -------------------------- ---------------------------------
Total                                       0                          -                         1,750,000


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

         On June 30, 2005, the Company and Five Star agreed to extend the maturity of the Five Star Note for one year, or until June 30, 2006. In consideration for the Company extending the Five Star Note, Five Star paid the Company a fee of one percent of the Five Star Note's then outstanding balance, or $28,000. In addition, the interest rate on the Five Star Note was increased from 8% to 9%.

         The Company provides legal, tax, business development, insurance and employee benefit administration services to Five Star pursuant to a management services agreement. The management fee during 2005 was $25,000 per month. The agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of any renewal thereof. The agreement was renewed for 2006 at a reduced monthly fee of $14,167. In addition, during 2005, Five Star reimbursed the Company $16,666 per month for Mr. Feldman's services to Five Star.

         Prior to the Spin-Off, the Company was a wholly-owned subsidiary of GP Strategies. In connection with the Spin-Off and while the Company was a wholly-owned subsidiary of GP Strategies, GP Strategies and the Company entered into contracts that govern certain relationships between them. GP Strategies and the Company believe that these agreements are at fair market value and are on terms comparable to those that would have been reached in arm's-length negotiations had the parties been unaffiliated at the time of the negotiations.

         Certain of the Company's executive officers are also executive officers of GP Strategies and remain on GP Strategies' payroll. The executive officers do not receive any salary from the Company; however, they provide the Company with management services under a management agreement between GP Strategies and the Company entered into while the Company was a wholly-owned subsidiary of GP Strategies and in connection with the Spin-Off. Services under the management agreement relate to corporate federal and state income taxes, corporate legal services, corporate secretarial administrative support, and executive management consulting. The term of the agreement extends for three years from the date of the Spin-Off, or through November 24, 2007, and may be terminated by either the Company or GP Strategies on or after July 30, 2006 with 180 days prior written notice.

         Prior to July 1, 2005, under this management agreement, the Company paid GP Strategies a management fee to cover an allocable portion of the compensation of these officers, based on the time they spent providing services to the Company, in addition to an allocable portion of certain other corporate expenses. GP Strategies and the Company amended the management agreement effective July 1, 2005. Pursuant to the amendment, the Company will pay GP Strategies an annual fee of not less than $970,000 as compensation for the management services, payable in equal monthly installments. The fee includes $698,000 for the period July 1, 2005 through June 30, 2006 relating to the services of Jerome I. Feldman, the Company's Chief Executive Officer, representing approximately 80% of the cost of the compensation and benefits required to be provided by GP Strategies to Mr. Feldman. For the year ended December 31, 2005, the Company reimbursed GP Strategies approximately $1,141,000 for services under the management agreement.

         The Company also occupies a portion of corporate office space leased by GP Strategies. The Company compensates GP Strategies approximately an additional $205,000 annually for use of this space. GP Strategies' lease extends through December 31, 2006.

         While the Company was a wholly-owned subsidiary of GP Strategies and in connection with the Spin-Off, the Company had entered into a separate management agreement with GP Strategies pursuant to which the Company provided certain general corporate services to GP Strategies. Under this management agreement, GP Strategies paid the Company a management fee to cover an allocable portion of corporate overhead related to services performed by the Company for GP Strategies and its subsidiaries. Effective as of July 1, 2005, the Company and GPS terminated this management agreement. For the year ended December 31, 2005, GP Strategies paid the Company $82,000 for services under the management agreement.

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

         In connection with the Spin-off, GP Strategies agreed to make an additional capital contribution to the Company in an amount equal to the first $5 million of any proceeds (net of litigation expenses and taxes incurred, if any), and 50% of any proceeds (net of litigation expenses and taxes incurred, if any) in excess of $15 million, received by GP Strategies from its claims relating to the acquisition by its wholly-owned subsidiary, General Physics Corporation, of Learning Technologies. In January 2005, GP Strategies made a $5 million additional capital contribution to the Company pursuant to such agreement, out of the proceeds of an arbitration award. In addition, as of December 31, 2005 and as of the date hereof, GP Strategies had a payable to the Company of approximately $1,201,000 for an additional capital contribution relating to litigation proceeds in the amount of $9,000,000 received by GP Strategies in December 2005.

         On November 12, 2004, the Company entered into an agreement to borrow approximately $1,022,000 from Bedford Oak Partners, which is controlled by Harvey P. Eisen, a director of the Company, and approximately $568,000 from Mr. Feldman, to exercise the Company's option to purchase 2,068,966 shares of Series B Convertible Preferred Shares of Valera for an aggregate price of $1,590,000. The loans bore interest at 6% per annum, matured on October 31, 2009, and were secured by all shares of Valera owned by the Company, including the purchased shares. On January 20, 2005 the loans were repaid, including interest of $10,217.40 and $5,682.00 for Bedford Oak Partners and Mr. Feldman, respectively, from the additional capital contribution received by the Company from GP Strategies out of proceeds received by GP Strategies from its claims relating to the Learning Technologies acquisition. As a result of the public offering by Valera and taking into account a 1 for 6 reverse stock split and the effect of the accrued dividends, the purchased shares automatically converted into 404,004 shares of Valera common stock. Bedford Oak Partners and Mr. Feldman are entitled to receive 50% of any profit received by the Company from the sale of such shares in excess of $4.35 per share.


ITEM 14. Independent Registered Public Accounting Firms' Fees


         The following table sets forth the fees billed to the Company for the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the Company's independent auditors, Eisner LLP:

                                           December 31,        December 31,
                                               2005                2004
                                               ----                ----
           Audit Fees(a).....................$142,401.           $134,250
           Audit-Related Fees(b)......................            200,500
           Tax Fees.............................0.....               0
           All other Fees.......................0.....               0
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

                                     PART IV

Item 15:      Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:

        Financial Statements of National Patent Development Corporation and
        Subsidiaries:

                                                                            Page

         Report of Independent Registered Public Accounting Firm             34

         Consolidated Statements of Operations - Years ended December
         31, 2005, 2004 and 2003                                             35

         Consolidated Statements of Comprehensive Income (Loss) -
         Years ended December 31, 2005, 2004 and 2003                        35

         Consolidated Balance Sheets - December 31, 2005 and 2004            36

         Consolidated Statements of Cash Flows - Years ended December
         31, 2005, 2004 and 2003                                             37

         Consolidated Statements of Changes in Stockholders' Equity -
         Years ended December 31, 2005, 2004 and 2003                        39

         Notes to Consolidated Financial Statements                          40

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

                     NATIONAL PATENT DEVELOPMENT CORPORATION



Dated:  April 17, 2006                 Jerome I. Feldman
                                       Chief Executive Officer

     Signatures                               Title



Date:    April 17, 2006             Jerome I. Feldman
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


Date:    April 17, 2006             Scott N. Greenberg
                                    Chief Financial Officer and Director
                                    (Principal Financial and Accounting Officer)


Date:    April 17, 2006             Harvey P. Eisen
                                    Director


Date:    April 17, 2006             Talton R. Embry
                                    Director


Date:    April 17, 2006             Ellen Havdala
                                    Director


Date:    April 17, 2006             Roald Hoffmann
                                    Director


Date:    April 17, 2006             Thomas C. Kinnear
                                    Director

HIBIT INDEX

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

            10.2 Amendment, dated July 1, 2005, to the Management Agreement dated July 30, 2004, between GP Strategies Corporation and The Registrant. Incorporated herein by reference to Exhibit
                    10.7 of GP Strategies Form 10-Q for the quarter ended June 30, 2005.

            10.3 Form of Management Agreement between the Registrant and GP Strategies Corporation. Incorporated herein by reference to
                    Exhibit 10.2 of the Registrant's Form S-1, Registration No. 333-118568.

            10.4 Termination Agreement, dated June 30, 2005, of the Management Agreement dated July 30, 2004, between the Registrant and GP Strategies Corporation. Incorporated herein by reference to Exhibit 10.8 of GP Strategies Form 10-Q for the quarter ended June 30, 2005.

            10.5 Financing and Security Agreement dated August 13, 2003 by and between General Physics Corporation, MXL Industries, Inc. and Wachovia Bank, National Association. Incorporated herein by reference to Exhibit 10.10 of GP Strategies Corporation Form 10-Q for the quarter ended June 30, 2003.

            10.6 Form of Tax Sharing Agreement between GP Strategies Corporation and the Registrant. Incorporated herein by reference to Exhibit 10.2 of the Registrant's Form S-1, Registration No. 333-118568.

            10.7 Note and Warrant Purchase Agreement, dated as of August 8, 2003, among GP Strategies Corporation, the Registrant, MXL Industries, Inc., Gabelli Funds, LLC, as Agent, and the Purchasers listed in Schedule 1.2 thereof. Incorporated herein by reference to Exhibit 10 of GP Strategies Form 10-Q for the quarter ended June 30, 2003.

            10.8 Registration Rights Agreement dated August 14, 2003 between the Registrant and Gabelli Funds, LLC. Incorporated herein by reference to Exhibit 10.06 to GP Strategies' Form 10-Q for the quarter ended June 30, 2003.

            10.9 Mortgage, Security Agreement and Assignment of Leases dated August 14, 2003, between GP Strategies Corporation and Gabelli Funds, LLC. Incorporated herein by reference to
                    Exhibit 10.04 of GP Strategies Corporation Form 10-Q for the quarter ended June 30, 2003.

            10.10 Indemnity Agreement dated August 14, 2003 by GP Strategies Corporation for the benefit of the Registrant and MXL Industries, Inc. Incorporated herein by reference to Exhibit
                    10.07 of GP Strategies Corporation Form 10-Q for the quarter ended June 30, 2003.

            10.11 National Patent Development Corporation 2003 Incentive Stock Plan. Incorporated herein by reference to Exhibit 10.8 of the Registrant's Form S-1, Registration No. 333-118568.

            10.12 Employment Agreement, dated as of November 28, 2001, between Charles Dawson and Five Star Group, Inc. Incorporated herein by reference to Exhibit 10.12 of Five Star Products, Inc. Form 10-K for the year ended December 31, 2001.

            10.13 Loan and Security Agreement dated as of June 20, 2003 by and between Five Star Group, Inc. and Fleet Capital Corporation. Incorporated herein by reference to Exhibit 10.1 of Five Star Products, Inc. Form 10-Q for the quarter ended June 30, 2003.

            10.14 First Modification Agreement dated as of May 28, 2004 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender. Incorporated herein by reference to
                    Exhibit 10.11 of Five Star Products, Inc. Form 10-K for the year ended December 31, 2004.

            10.15 Second Modification Agreement dated as of March 22, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender. Incorporated herein by reference to Exhibit 10.12 of Five Star Products, Inc. Form 10-K for the year ended December 31, 2004.

            10.16 Third Modification Agreement dated as of June 1, 2005 by and between Five Star Group, Inc. as borrower and fleet Capital Corporation, as Lender. Incorporated herein by reference to
                    Exhibit 10.1 of Five Star Products, Inc. Form 10-K for the quarter ended June 30, 2005

            10.17 Fourth Modification Agreement dated September 26, 2005, but effective as of August 1, 2005, by and between Five Star Group, Inc., as borrower and Fleet Capital Corporation, as Lender. Incorporated herein by reference to Exhibit 10.1 of Five Star Products, Inc. Form 10-Q for the quarter ended September 30, 2005.

            10.18 Fifth Modification Agreement dated November 14, 2005 -Waiver of minimum Fixed Charge Coverage Ratio requirement for the three months ended September 30, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender. Incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the third quarter ended September 30, 2005.

            10.19 Sixth Modification Agreement dated March 23, 2006 - Waiver of Fixed Charge Coverage for the fiscal quarter and fiscal year ending December 31, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender. Incorporated herein by reference to Exhibit 10.16 of Five Star Products, Inc. Form 10-K for the year ended December 31, 2005.

            10.20 Agreement of Subordination & Assignment dated as of June 20, 2003, by JL Distributors, Inc. in favor of Fleet Capital Corporation as Lender to Five Star Group, Inc. Incorporated herein by reference to Exhibit 10.1 of Five Star Products, Inc. Form 10-Q for the quarter ended June 30, 2003.

            10.21 Amended Note in the amount of $2,800,000 dated June 30, 2005, between the Five Star Products, Inc. and National Patent Development Corporation. Incorporated herein by reference to Exhibit 10.2 of Five Star Products, Inc. Form 10-Q for the quarter ended June 30, 2005.

            10.22 Agreement dated as of January 22, 2004, between Five Star Products, Inc. and GP Strategies Corporation. Incorporated herein by reference to Exhibit 99(d) of Five Star Products, Inc. Schedule TO filed on February 6, 2004.

            10.23 Tax Sharing Agreement dated as of February 1, 2004 between Five Star Products, Inc. and GP Strategies Corporation. Incorporated herein by reference to Exhibit 10.19 of Five Star Products, Inc. Form 10-K for the year ended December 31, 2003.

            10.24 Lease dated as of February 1, 1986 between Vernel Company and Five Star Group, Inc., as amended on July 25, 1994. Incorporated herein by reference to Exhibit 10.6 of Five Star Products, Inc. Form 10-K for the year ended December 31, 1998.

            10.25 Lease dated as of May 4, 1983 between Vornado, Inc., and Five Star Group, Inc. Incorporated herein by reference to
                    Exhibit 10.7 of Five Star Products, Inc. Form 10-K for the year ended December 31, 1998.

            10.26 Credit Agreement dated March 8, 2001 by and between Allfirst Bank and MXL Industries, Inc. Incorporated herein by reference to Exhibit 10.14 of the Registrant's Form S-1, Registration No. 333-118568.

            10.27 Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated June 26, 2001 by MXL Industries, Inc. to LaSalle Bank National Association. Incorporated herein by reference to Exhibit 10.15 of the Registrant's Form S-1, Registration No. 333-118568.

            10.28 Credit Agreement dated March 1, 2005 by and between M&T Bank and MXL Industries, Inc. Incorporated herein by reference to
                    Exhibit 10.22 of the Registrant's Form 10-K for the year ended December 31, 2004.

            10.29 Continuing Guaranty Agreement dated March 1, 2005 by the Registrant for the benefit of M&T Bank. Incorporated herein by reference to Exhibit 10.23 of the Registrant's Form 10-K for the year ended December 31, 2004

            10.30 Amended and Restated Investor Rights Agreement dated as of May 30, 2003 by and among Hydro Med Sciences and certain Institutional Investors. Incorporated herein by reference to
                    Exhibit 10.34 of GP Strategies' Form 10-K for the year ended December 31, 2003.

            10.31 Amended and Restated Investor Right of First Refusal and Co-Sale Agreement dated as of May 30, 2003 by and among Hydro Med Sciences, Inc. and certain Institutional Investors. Incorporated herein by reference to Exhibit 10.35 of the GP Strategies' Form 10-K for the year ended December 31, 2003.

            10.32 Stock Purchase Option Agreement dated as of June 30, 2004 by and among GP Strategies Corporation, National Patent Development Corporation, Valera Pharmaceuticals Inc. and certain Institutional Investors. Incorporated herein by reference to Exhibit 10.17 of the Registrant's Form S-1, Registration No. 333-118568.

            10.33 Note Purchase Agreement dated as of November 12, 2004 by and between the Registrant, Bedford Oak Partners L.P. and Jerome Feldman. Incorporated herein by reference to Exhibit 10.27 of the Registrant's Form 10-K for the year ended December 31, 2004.

            10.34 The Registrant's 6% Secured Note due 2009 dated as of November 12, 2004. Incorporated herein by reference to
                    Exhibit 10.28 of the Registrant's Form 10-K for the year ended December 31, 2004

            10.35 Consulting and Severance Agreement dated as of July 1, 2004 between MXL Industries, Inc. and Steve Cliff. Incorporated herein by reference to Exhibit 10.29 of the Registrant's Form 10-K for the year ended December 31, 2004

            10.36 Consulting and Severance Agreement dated as of September 20, 2004 between MXL Industries, Inc. and Frank Yohe. Incorporated herein by reference to Exhibit 10.30 of the Registrant's Form 10-K for the year ended December 31, 2004

            14.1    Code of Ethics Policy. Incorporated herein by reference to
                    Exhibit 14.1 of the Registrant's Form 10-K for the year ended December 31, 2004.

            18      Not Applicable

            19      Not Applicable

            20      Not Applicable

            21.1    Subsidiaries of the Registrant *

            23.1    Not Applicable

            28      Not Applicable

            31.1    Certification of Chief Executive Officer*

            31.2    Certification of Chief Financial Officer*

            32.1    Certification Pursuant to 18 U.S.C. Section 1350*

*  Filed herewith