Form 10-Q
period 2006-03-31
NATIONAL PATENT DEVELOPMENT CORP
filed 2006-05-19
CIK 1279715

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSAUNT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                   to
                              --------------------------------------------------

Commission File Number:                        333-118568
                       ---------------------------------------------------------


                     NATIONAL PATENT DEVELOPMENT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                               13-4005439
------------------------------------                      ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                              Identification No.)

777 Westchester Avenue, White Plains, NY                          10604
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

Indicate the number of shares outstanding of each of issuer's classes of common stock as of May 15, 2006:

           Common Stock                                17,836,815 shares

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                        Page No.
                          Part I. Financial Information

Item 1.      Financial Statements

             Condensed Consolidated Statements of Operations-
                Three Months Ended March 31, 2006 and 2005 (Unaudited)        1

             Condensed Consolidated Statements of Comprehensive Loss-
                Three Months Ended March 31, 2006 and 2005 (Unaudited)        2

             Condensed Consolidated Balance Sheets -
                March 31, 2006 (Unaudited) and December 31, 2005              3

             Condensed Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 2006 and 2005 (Unaudited)        4

             Notes to Condensed Consolidated Financial Statements             5

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          15

Item 3.      Quantitative and Qualitative Disclosure about Market Risk       25

Item 4.      Controls and Procedures                                         25

                           Part II. Other Information

Item 1.      Legal Proceedings                                               26

Item 1A.     Risk Factors                                                    26

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds     27

Item 3.      Defaults Upon Senior Securities                                 27

Item 4.      Submission of Matters to a Vote of Security Holders             27

Item 5.      Other Information                                               27

Item 6.      Exhibits                                                        27

Signatures                                                                   28

                          PART I. FINANCIAL INFORMATION

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)


                                                                          Three Months Ended
                                                                              March 31,
                                                                           2006            2005
                                                                           ----            ----
  Sales                                                                 $31,205          $30,077
  Cost of sales                                                          25,829           25,528
                                                                        -------          -------
  Gross margin                                                            5,376            4,549

  Selling, general and administrative expenses                           (4,842)          (5,110)
                                                                       ---------        ---------

        Operating  profit (loss)                                            534             (561)

  Interest expense                                                         (379)            (372)
  Investment and other income                                                34              163
                                                                        -------         --------

       Income (loss) before income taxes and  minority
       interest                                                             189             (770)

  Income tax expense                                                       (238)             (43)
                                                                      ----------        ---------

       Loss before minority interest                                        (49)            (813)

  Minority interest                                                        (100)              (7)
                                                                     -----------        ---------

       Net loss                                                        $   (149)        $   (820)
                                                                       =========        =========

  Net loss per share
       Basic and diluted                                               $  (0.01)        $  (0.05)
                                                                       =========        =========





          See accompanying notes to consolidated financial statements.





            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)
                                 (in thousands)



                                                                      Three Months Ended
                                                                          March 31,
                                                                       2006             2005
                                                                       -----            ----
  Net loss                                                           $ (149)          $ (820)

  Other comprehensive income (loss), before tax:
  Net unrealized gain on available-for-sale-securities                4,025              769
  Reclassification adjustment for gain on securities sold
  included in net loss                                                                  (152)
  Net unrealized gain on interest rate swap, net of minority
   interest                                                              45              151
                                                                    -------         --------

  Comprehensive income (loss) before tax                              3,921              (52)

  Income tax expense related to items of other
  comprehensive loss                                                    (18)             (63)
                                                                     -------          -------

  Comprehensive income (loss)                                       $ 3,903           $ (115)
                                                                    =======           =======


















          See accompanying notes to consolidated financial statements.

                     NATIONAL PATENT DEVELOPMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                              March 31,         December 31,
                                                                               2006                     2005
                                                                               ----                     ----
                                                                             (unaudited)
Assets
Current assets
Cash and cash equivalents                                                     $   5,072          $     5,115
Accounts receivable, less allowance
  for doubtful accounts of $401 and $480                                         19,621               12,083
Receivable from GP Strategies Corporation                                           946                1,142
Inventories                                                                      26,904               24,021
Prepaid expenses and other current assets                                           852                  997
Deferred tax asset                                                                  308                  352
                                                                                 ------               ------
Total current assets                                                             53,703               43,710

Marketable securities available for sale                                            584                  477
Property, plant and equipment, net                                                3,030                3,085
Investment in Valera, including available for sale
securities of $4,533 in 2006                                                      5,779                1,590
Other assets                                                                      3,434                3,360
                                                                              ---------            ---------
Total assets                                                                    $66,530              $52,222
                                                                                =======              =======

Liabilities and stockholder's equity
Current liabilities
Current maturities of long-term debt                                           $    226             $    291
Short term borrowings                                                            22,095               20,764
Accounts payable and accrued expenses                                            18,586                9,566
                                                                               --------               ------
Total current liabilities                                                        40,907               30,621
Long-term debt less current maturities                                            1,079                1,106
Deferred tax liability                                                              279                  279
Interest rate collar, at market                                                      25                   20

Minority interest                                                                 1,842                1,727

Stockholder's equity
Common Stock                                                                        178                  178
Additional paid-in capital                                                       25,947               25,921
Accumulated deficit                                                              (7,911)              (7,762)
Accumulated other comprehensive income                                            4,184                  132
                                                                          -------------            ---------
Total stockholder's equity                                                       22,398               18,469
                                                                             ----------             --------
Total liabilities and stockholder's equity                                      $66,530              $52,222
                                                                                =======              =======

          See accompanying notes to consolidated financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                      2006           2005
                                                                                      ----           ----
   Cash flows from operations:
   Net loss                                                                         $ (149)            $ (820)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
   Depreciation and amortization                                                       186                177
   Minority interest                                                                   100                  7
   Expenses paid in common stock                                                        26
   Deferred income taxes                                                                44
   Net gain on marketable securities                                                                     (152)
   Loss on sale of fixed assets                                                                            79
   Changes in other operating items                                                 (1,554)            (9,116)
                                                                                   --------           --------
   Net cash used in operations                                                      (1,347)            (9,825)

   Cash flows from investing activities:
   Additions to property, plant and equipment, net                                    (131)              (550)
   Proceeds from sale of investments                                                                    1,002
   Proceeds from sale of fixed assets                                                    -                 33
   Repayment of  receivable from GP Strategies                                         196                  -
                                                                                       ---              -----
   Net cash provided by investing activities                                            65                485

   Cash flows from financing activities:
   Contribution from GP Strategies                                                                      5,000
   Proceeds from short-term borrowings                                               1,331             10,221
   Repayment of long-term debt                                                         (92)            (1,690)
                                                                                   --------        -----------
   Net cash provided by financing activities                                         1,239             13,531
                                                                                   -------           --------

   Net increase (decrease) in cash and cash equivalents                                (43)             4,191
   Cash and cash equivalents at beginning of period                                  5,115              2,087
                                                                                ----------         ----------
   Cash and cash equivalents at end of period                                       $5,072             $6,278
                                                                                  ========           ========




   See accompanying notes to the condensed consolidated financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


1.       Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2006 and the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2006 and 2005 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2006 interim periods are not necessarily indicative of results to be expected for the entire year.

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

Shipping and handling costs. Shipping and handling costs are included as a part of selling, general and administrative expense. These cost amounted to $1,244,000 and $1,228,000, for the three months ended March 31, 2006 and 2005, respectively.

Inventories. Inventories are valued at the lower of cost or market, using the first-in, first-out method.

Derivatives and hedging activities. The interest rate swap and interest rate collar entered into by Five Star in connection with its Loan and Security Agreement (see Note 5) is being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings.

If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, are recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. For the three months ended March 31, 2006 and 2005 the Company recognized losses of $5,000 and $25,000, respectively, as part of other income for the changes in the fair value of the interest rate collar.

2.       Stock based compensation.

The Company and Five Star have stock-based compensation plans for employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock shares, and other stock-based awards. The plans are administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors. Effective January 1, 2006, the Company and Five Star adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123R"), utilizing the modified prospective method whereby prior periods will not be restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended by related interpretations of the FASB. Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation", which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. As of December 31, 2005 and March 31, 2006, no awards have been granted under the Company's plan. In addition, during the three months ended March 31, 2006, Five Star did not grant any stock options or any other stock-based awards under its plan, and therefore the adoption of this pronouncement did not have a material effect on the Company's consolidated results of operations for the three months ended March 31, 2006.

At March 31, 2006, Five Star had 1,100,000 options outstanding all of which were exercisable under its stock option plan with an aggregate weighted average price of $.14 per share and a contractual remaining life of .8 years. The aggregate intrinsic value of the options outstanding at March 31, 2006 was $40,000.

The following table provides the pro forma effect on net earnings as if the fair-value-based measurement method had been applied to all stock-based compensation for the three months ended March 31, 2005 (in thousands, except per share amounts):


                                                            Three months ended
                                                                 March 31,
                                                                   2005
   Net loss - As reported                                         $(820)
   Compensation expense, net of tax
               Five Star stock options (1)                           (2)
                                                                --------
               Pro forma net loss                                 $(822)
   Basic and diluted loss per share
               As reported                                        $(.05)
               Pro forma net loss per share                       $(.05)

(1) Expense relates to option grants made by Five Star prior to the acquisition of a controlling interest in Five Star by the Company.

3.       Per share data

Basic and diluted loss per share for the three months ended March 31, 2006 and 2005 is based upon the actual number of National Patent Development shares outstanding for the period. Outstanding warrants to acquire 1,423,887 common shares issued in December 2004 were not included in the 2006 and 2005 diluted computation, as their effect would be anti-dilutive.

Loss per share for the three months ended March 31, 2006 and 2005 are as follows (in thousands, except per share amounts):

                                                    Three months ended
                                                       March 31,
                                                 2006             2005
                                                 ----             ----
       Basic and Diluted EPS
       Net loss                                   $(149)          $(820)
       Weighted average shares
         outstanding, basic and diluted          17,825          17,799
       Basic and diluted loss per share          $(.01)          $(.05)

4.       Long-term debt

Long-term debt

Long-term debt is comprised of the following (in thousands):

                                            March 31,        December 31,
                                               2006              2005
                                            -------           -------
  MXL Pennsylvania Mortgage (a)               $1,180           $1,205
  Other debt                                     124              186
  Capital lease obligations                        1                6
                                             -------                -
                                               1,305            1,397
                                             -------          -------
  Less current maturities                       (226)            (291)
                                            ---------           ------
                                              $1,079           $1,106

(a) The loan which is collateralized by real estate and fixtures, requires monthly repayments of $8,333 plus interest at 2.5% above the one month LIBOR rate and matures on March 8, 2011, when the remaining amount outstanding of approximately $680,000 is due in full. The loan is guaranteed by GP Strategies Corporation ("GPS").

5.       Short term borrowings

Five Star short-term borrowings

In 2003, Five Star obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended in August 1, 2005 provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (7.07% at March 31, 2006) for borrowings not to exceed $15,000,000 and the prime rate (7.75% at March 31, 2006) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At March 31, 2006 and December 31, 2005, approximately $21,120,000 and $19,764,000 was outstanding under the Loan Agreement and approximately $6,885,000 and $1,451,000 was available to be borrowed, respectively. Substantially all of Five Star's assets are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of March 31, 2006 Five Star was in compliance with all required covenants.

In connection with the Loan Agreement, Five Star also entered into a derivative transaction with the Lender. The derivative transaction is an interest rate swap and has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%. The fair value of the interest rate swap amounted to $466,000 and $395,000 at March 31, 2006 and December 31, 2005, respectively and is included in other assets in the accompanying balance sheets.

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

MXL short-term borrowings

On March 1, 2005, MXL obtained a Line of Credit Loan (the "MXL Line") from M&T Bank with a one year term, maturing on March 1, 2006, which has been extended to June 30, 2006 on the same terms. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL's eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%. The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly. National Patent Development has guaranteed the MXL Line. At March 31, 2006, $950,000 was outstanding under the MXL Line and $50,000 was available to be borrowed. The MXL Line contains certain financial covenants, most significant being a cash flow coverage ratio of 1.25 to 1.00, which is calculated at December 31.

6.       Inventories

Inventories are comprised of the following (in thousands):

                              March 31, 2006             December 31, 2005
                            --------------             -----------------
   Raw materials              $      346                 $      386
   Work in process                   221                        113
   Finished goods                 26,337                     23,522
                                 -------                   --------
                                 $26,904                    $24,021
                                 =======                    =======

7.       Investment in Valera Pharmaceuticals, Inc.  ("Valera")

Valera is a specialty pharmaceutical company engaged in the development and commercialization of prescription pharmaceuticals principally utilizing Valera's patented Hydron drug delivery technology.

Valera's lead product is a twelve-month implant that delivers histrelin, a synthetic nonapeptide agonist of luteinizing hormone-releasing hormone (LHRH). LHRH agonists have become a mainstay in treating locally advanced and metastatic prostate cancer. On October 13, 2004, Valera announced that the FDA approved the marketing of Vantas(TM), the name for Valera's long-acting LHRH implant for treating prostate cancer. Prior to June 2000, Valera operated as a division of GPS. In connection with an offering of GPS 6% Convertible Subordinated Exchangeable Notes due June 2003, Valera was incorporated as a separate company and became a wholly-owned subsidiary of GP Strategies through GP Strategies' ownership of 100% of the common stock of Valera.

In December 2001, Valera completed a $7 million private placement of Series A convertible preferred stock to certain institutional investors. As a condition of the private placement, GP Strategies contractually gave up operating control over Valera through an Investors Rights Agreement, which gave GPS the right to designate one director on Valera's board of directors and gave the other stockholders the right to designate the other directors, and subsequent thereto accounted for the investment under the equity method. As a result of Valera operating losses, GPS investment was written down to zero.

In 2003, Valera completed a private placement offering pursuant to which Valera raised approximately $13.5 million in gross proceeds from the sale of Series B convertible preferred stock. As part of such transaction, GPS was granted an option until March 31, 2004, to purchase up to $5 million of the Series B convertible preferred stock at the offering price of $0.725 per share, which was subsequently verbally extended to June 30, 2004. On June 30, 2004, GPS transferred a portion of its option to an institutional investor, who exercised such option and purchased from Valera 3,448,276 shares of Series B convertible preferred stock for $0.725 per share. The balance of the option expired unexercised. In consideration of such transfer, such institutional investor granted the Company an option until October 28, 2004 to purchase up to 2,068,966 shares of Series B convertible preferred stock owned by such institutional investor for prices ranging from $0.725 to $0.7685 per share. The Company exercised such option on October 28, 2004 at a price of $0.7685 per share, for an aggregate exercise price of $1,590,000. On November 12, 2004, the Company obtained the funds necessary to pay the exercise price (see Note 9(a)). On August 16, 2004, Valera sold 11,600,000 shares of Series C convertible preferred stock and received gross proceeds of $11.6 million. As of December 31, 2005 and 2004, the Company owned 10,000,000 shares of Valera common stock and 2,068,966 shares of Valera series B convertible preferred stock. Assuming conversion of all of the outstanding shares of Series A, Series B and Series C convertible preferred stock and exercise of stock options held by employees of Valera at December 31, 2005, the Company would own approximately 18% of Valera. On February 7, 2006 Valera completed an initial public offering of 3,862,500 shares of common stock at $9.00 per share. All the convertible preferred stock outstanding at the time of the offering, including accrued dividends, automatically converted into common stock. In addition, Valera effected a 1 for 6 reverse split of common stock. Subsequent to the public offering after giving effect to the conversion of the Series B preferred stock and the reverse split the Company owned 2,070,670 shares of Valera common stock or approximately 14% of the outstanding shares of common stock. The Company entered into a lock-up agreement with the underwriters of the public offering which restricts the Company from selling or otherwise disposing of its shares of Valera common stock for a period of 180 days from February 1, 2006.

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

As described above, the Company's investment in voting stock of Valera has declined below 20%. In addition, at December 31, 2005 Valera's board of directors consists of nine directors only one of which has been designated by the Company. Accordingly the Company believes that it no longer has the ability to exercise significant influence over operating and financial policies of Valera and no longer accounts for its investment in Valera by the equity method. As a result thereof, as of December 31, 2005 the investment in Valera's Series B convertible preferred stock is being accounted for at cost.

As a result of the initial public offering, the Company's investment in Valera's common stock became a marketable security and accordingly, at March 31, 2006, the investment, to the extent of shares available to be sold within a year at any balance sheet date under Rule 144 or an effective registration statement, has been classified as available for sale securities and measured at fair value with the adjustment to fair value and changes therein to be retained by the Company recorded in other comprehensive income. The remainder of the investment is considered restricted and will continue to be carried at cost. In addition, if it is determined that the Company is no longer an affiliate, the shares would become freely tradable after the initial six month lock-up period. The Valera shares available for sale over the next 12 months at March 31, 2006 totaled 446,566 and resulted in an unrealized gain of $3,919,000 being included in accumulated other comprehensive income as of such date. Two related parties, Bedford Oak Partners and Mr. Jerome I. Feldman, are entitled to receive 50% of any profit received from the sale, on a pro-rata basis, of 404,004 shares of Valera common stock in excess of $3.94 per share (see Note 9(a)). The unrealized profit on Valera shares available for sale at March 31, 2006 which would be payable to the related parties upon sale totaled $271,000, which is included in Accounts payable and accrued expenses on the March 31, 2006 balance sheet.

8.       Business segments

The operations of the Company currently consist of the following two business segments, by which the Company is managed.

The MXL Segment manufactures precision coated and molded optical plastic products. MXL is a specialist in the manufacture of polycarbonate parts requiring adherence to strict optical quality specifications, and in the application of abrasion and fog resistant coatings to those parts.

The Five Star Segment distributes paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products on a regional basis.

The following tables set forth the sales and operating income (loss) of each of the Company's operating segments (in thousands):

                                                            Three months
                                                           ended March 31,
                                                        2006           2005
                                                        ----           ----
      Sales
      Five Star                                        $28,952         $28,239
      MXL                                                2,253           1,838
                                                     ---------       ---------
                                                       $31,205         $30,077

                                                            Three months
                                                           ended March 31,
                                                       2006            2005
                                                       ----            ----
      Segment operating income (loss)
      Five Star                                        $  920          $  478
      MXL                                                  94            (504)
                                                         -----         --------
                                                       $1,014            $(26)

A reconciliation of the segment operating income (loss) to loss before income taxes and minority interest in the condensed consolidated statements of operations is shown below (in thousands):

                                                              Three months
                                                            ended March 31,
                                                         2006             2005
                                                         ----             ----
       Segment operating income (loss)                 $1,014             $(26)
       Corporate and other general and
            administrative expenses                      (480)            (535)
       Interest expense                                  (379)            (372)
       Investment and other income                         34              163
                                                      -------         --------
       Income (loss) before income taxes
              and minority interest                      $189            $(770)

9. Related party transactions

a) On November 12, 2004, the Company entered into an agreement to borrow approximately $1,022,000 from Bedford Oak Partners, which is controlled by Harvey P. Eisen, a director of the Company, and approximately $568,000 from Jerome I. Feldman, who is Chairman and Chief Executive Officer of the Company, to exercise the option to purchase Series B Convertible Preferred shares of Valera. The loans bore interest at 6% per annum, matured on October 31, 2009, and were secured by all shares of Valera owned by the Company, including the purchased shares. Bedford Oak Partners and Jerome I. Feldman are entitled to receive 50% of any profit received by the Company from the sale on a pro-rata basis of the Valera purchased shares. On January 11, 2005, the Company prepaid the loans, including accrued interest of approximately $16,000, to Bedford Oak Partners and Jerome I. Feldman out of the proceeds from the claims relating to the Learning Technologies acquisition.

b) Certain of the Company's executive officers are also executive officers of GP Strategies and will remain on GPS' payroll. The executive officers do not receive any salary from the Company; however, they provide the Company with management services under a management agreement between GPS and the Company. Services under the agreement relate to corporate federal and state income taxes, corporate legal services, corporate secretarial administrative support, and executive management consulting. The term of the agreement extends for three years from the date of the spin-off, or through November 24, 2007, and may be terminated by either the Company or GPS on or after July 30, 2006 with 180 days prior written notice. Prior to July 1, 2005 GPS charged the Company a management fee to cover an allocable portion of the compensation of these officers, based on the time they spent providing services to the Company, in addition to an allocable portion of certain other corporate expenses.

Effective July 1, 2005 GPS and the Company amended the above management agreement. Pursuant to the amendment, the Company will pay GPS an annual fee of not less than $970,000 as compensation for these services, payable in equal monthly installments. The fee includes $698,000 for the period July 1, 2005 through June 30, 2006, representing approximately 80% of the cost of the compensation and benefits required to be provided by GPS to Jerome Feldman, who serves as the Company's Chief Executive Officer. Such fee shall be increased by 80% of any increase of the cost of the compensation and benefits required to be provided by GPS to Mr. Feldman; in addition, the Company shall remain liable for paying to GPS 80% of the cost of the compensation and benefits required to be provided by GPS to Mr. Feldman if the management agreement expires, is terminated, or is otherwise not extended through May 31, 2007. The Company paid GPS approximately $216,000 for the quarter ended March 31, 2006 as compensation for services. The Company also occupies a portion of corporate office space leased by GPS. The Company compensates GPS approximately an additional $205,000 annually for use of this space. GPS' lease extends through December 31, 2006.

10.      Subsequent event

On May 9, 2006 the Company announced that it and its 64% owned subsidiary Five Star had signed a non-binding letter of intent with FLJ Partners, LLC ("FLJ") providing for the sale by the Company to FLJ of its approximately 64% interest in Five Star for $2,950,000, or approximately $.3230 per share. The Company and Five Star have agreed to negotiate exclusively with FLJ with respect to Five Star until May 31, 2006.

The letter of intent, which is subject to a number of conditions including, without limitation, due diligence by FLJ, the negotiation and execution of definitive agreements, and possible third party consents, contemplates that (i) FLJ will create a newly formed entity ("Newco"), which will enter into a merger agreement with Five Star and a stock purchase agreement with the Company, (ii) Newco will commence a tender offer for all of Five Star's outstanding shares, at the same $.3230 price per share that it will pay for the Company's Five Star stock, (iii) after the expiration of the tender offer, FLJ will consummate a merger providing any non-tendering holders of Five Star shares with the same consideration as those who tendered, and (iv) upon consummation of the merger, FLJ would cause Five Star to repay its $2.8 million note to the Company, together with all accrued interest. As a result of the above, if and when the Company enters into a final agreement to sell its Five Star shares, Five Star will be reflected as a discontinued operation in the Company's consolidated financial statements. There can be no assurances that the proposed transactions will be consummated, either on the terms set forth in the letter of intent or at all.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

The Company operates in two segments: MXL and Five Star. The Company also owns certain other non-core assets, including investments in 2 publicly held companies, Millennium Cell and Valera Pharmaceuticals; and certain real estate. National Patent Development monitors Millennium Cell for progress in the commercialization of Millennium Cell's emerging technology and monitors Valera Pharmaceuticals for progress in the sales efforts related to their product.

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

MXL believes that the principal strengths of its business are its state-of-the-art injection molding equipment, advanced production technology, high quality standards, and on time deliveries. However, due to the focused nature of the market, MXL has a limited customer base and tends to be adversely affected by a loss in business from its significant customers. As a result of losses of business from certain of its key customers, MXL sales and operating profits for the past several years have shown a declining trend, reflecting a loss in market share. To reverse the declining sales trend, a new management team with significant sales and marketing experience has was established in 2004. To further grow, MXL not only intends to regain market share in its existing market, but to leverage its expertise as a molder and coater of optical quality products by expanding into other markets and products. However, due to the spin-off from GP Strategies, MXL may have less financial resources at its disposal with which to support and grow the business, as National Patent Development has a smaller market capitalization and less access to capital markets than GP Strategies.

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

Five Star has also established a presence in the Mid-Atlantic States, servicing customers as far south as North Carolina, which has generated additional annual revenues of approximately $10.4 million. Five Star services this territory from its existing New Jersey warehouse, enabling Five Star to leverage its fixed costs over a broader revenue base. To further expand, Five Star will attempt to grow its revenue base in the Mid-Atlantic States, to acquire complementary distributors and to expand the distribution of its use of private-label products sold under the "Five Star" name. However, due to the spin-off from GPS, Five Star has less financial resources at its disposal with which to support and grow the business, as the Company has a smaller market capitalization and less access to capital markets than GPS.

On May 9, 2006 the Company announced that it and its 64% owned subsidiary Five Star had signed a non-binding letter of intent with FLJ Partners, LLC ("FLJ") providing for the sale by the Company to FLJ of its approximately 64% interest in Five Star for $2,950,000, or approximately $.3230 per share. As a result of the above, Five Star will be reflected as a discontinued operation in the Company's consolidated financial statements if and when the Company enters into a final agreement to sell its Five Star shares. There can be no assurances that the proposed transactions will be consummated, either on the terms set forth in the letter of intent or at all.

Operating Highlights

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

For the three months ended March 31, 2006, the Company had net income before income tax expense and minority interests of $189,000 compared to a loss before income tax expense and minority interests of $770,000 for the three months ended March 31, 2005. The change in pre-tax income of $959,000 is primarily a result of increased gross margin at both Five Star and MXL totaling $827,000, as well as reduced corporate and other general and administrative expenses of $268,000, partially offset by reduced investment and other income of $129,000.

Sales

                                    Three months
                                   ended March 31,
                        2006                         2005
                        ----                         ----
     Five Star       $28,952,000                  $28,239,000
     MXL               2,253,000                    1,838,000
                   -------------              -------------
                     $31,205,000                  $30,077,000

The increase in Five Star sales of $713,000 during the quarter ended March 31, 2006, were the result of a small increase in unit sales as well increased prices from major vendors that were passed on to the Five Star's customers, effective January 1, 2006.

The increase in MXL sales of $415,000 was a result of increased sales volume and prices from existing customers resulting from a concerted effort to expand sales opportunities with existing customers. Of the increased sales approximately $100,000 was attributable to MXL's second largest customer.

Gross margin

                                    Three months ended
                                        March 31,
                      ----------------------------------------------------
                      ------------- --------- ----------------- ----------
                        2006             %          2005            %
                      ------             -       -------            -
          Five Star   $4,768,000        16.5       $4,404,000       15.6
          MXL            608,000        27.0          145,000        7.9
                      ----------      ------     ------------      -----
                      $5,376,000        17.2       $4,549,000       15.1
                      ----------        ----       ----------       ----

Five Star's gross margin increased to $4,768,000, or 16.5% of net sales, for the quarter ended March 31, 2006, as compared to $4,404,000, or 15.6% of net sales, for the quarter ended March 31, 2005. The increase in gross margin dollars and gross margin percentage for the quarter ended March 31, 2006 was primarily driven by Five Star's efforts to restructure its pricing strategies, less aggressive trade show pricing and a reduction in direct shipments to customers, which historically generate lower gross margins, with a number of vendors, including its major exterior stain supplier and 2 of its largest hardware vendors. In addition, Five Star achieved reduced warehouse expenses due to the elimination of an outside warehouse as a result of reduced inventory levels as compared to March 31, 2005.

MXL gross profit of $608,000, or 27% of sales, for the quarter ended March 31, 2006 increased by $463,000 when compared to gross profit of $145,000, or 7.9% of sales, for the quarter ended March 31, 2005, mainly due to the following; (i) increased margins in all product lines due to increased pricing, (ii) reduced business with low margin customers, (iii) reduced costs due to exiting the Massachusetts facility and the consolidation of all MXL's injection molding and precision coating operations at its Lancaster PA facility.

Selling, general, and administrative expenses

For the three months ended March 31, 2006, selling, general and administrative expenses decreased by $268,000 from $5,110,000 for the three months ended March 31, 2005 to $4,842,000 partially due to the following; (i) reduced general and administrative expenses of $52,000 at the Company corporate level, (ii) reduced selling, general and administrative expenses at Five Star of $78,000 primarily attributable to a $175,000 recovery of bad debts written off in prior years, partially offset by increased delivery expenses due to rising fuel prices,(iii ) reduced selling, general and administrative expenses of $135,000 at MXL primarily due to reduced facility costs related to closing of the Massachusetts facility in 2005, as well as increased operating efficiencies.

Investment and other income, net

The Company recognized investment and other income of $34,000 for the three months ended March 31, 2006 compared to gains of $163,000 for the three months ended March 31, 2005. The reduced investment and other income, is primarily due to a gain of $152,000 realized on the sale of Millennium Cell, Inc. common stock during the three months ended March 31, 2005.

Income taxes

For the three months ended March 31, 2006 and 2005, the Company recorded an income tax expense of $238,000, or an effective rate of 126% and an income tax expense of $43,000, or an effective tax rate of 5.6%, respectively, which represents the Company's applicable federal, state and local tax expense for the periods. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to recording income tax expense on the income of Five Star, a 64% owned subsidiary, which is not included in the Company's consolidated return and not recording income tax benefit for the losses of National Patent and MXL.

Liquidity and capital resources

At March 31, 2006, the Company had cash and cash equivalents totaling of $5,072,000. The Company believes that cash, investments on hand and borrowing availability under existing credit agreements will be sufficient to fund the Company's working capital requirements for at least the next twelve months.

For the three months ended March 31, 2006, the Company's working capital decreased by $293,000 to $12,796,000 from $13,089,000 as of December 31, 2005.
The working capital decrease was primarily a result of a net loss for the period.

The decrease in cash and cash equivalents of $43,000 for the three months ended March 31, 2006 resulted from net cash used in operations of $1,347,000, due primarily to a net loss of $149,000, an increase in accounts receivable of $7,538,000, an increase in inventory of $2,883,000, partially offset by an increase in accounts payable and accrued expenses of $8,750,000; net cash provided by investing activities of $65,000, consisting of repayment of a receivable from GPS of $196,000, partially offset by purchases of property, plant and equipment of $131,000; and net cash provided by financing activities of $1,239,000, consisting of proceeds of short term borrowings of 1,331,000, offset by repayments of long-term debt of $92,000.

On March 1, 2005, MXL obtained a Line of Credit Loan (the "MXL Line") from M&T Bank with a one year term, maturing on March 1, 2006, which has been extended to June 30, 2006 on the same terms. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL's eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%. The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly. The Company has guaranteed the MXL Line. At March 31, 2006, $950,000 was outstanding under the MXL Line and $50,000 was available to be borrowed. The MXL Line contains certain financial covenants, most significant being a cash flow coverage ratio of 1.25 to 1.00, which is calculated at December 31.

         In 2003, Five Star obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended in August 1, 2005 provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (7.07% at March 31, 2006) for borrowings not to exceed $15,000,000 and the prime rate (7.75% at March 31, 2006) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At March 31, 2006, approximately $21,120,000 was outstanding under the Loan Agreement and approximately $6,885,000 was available to be borrowed. Substantially all of Five Star's assets are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of March 31, 2006 Five Star was in compliance with all required covenants. The following table sets forth the significant debt covenants at March 31, 2006:


Covenant                      Required                  Calculated
--------                      --------                  ----------
Minimum tangible net worth    $6,000,000                $7,648,000
Debt to tangible net worth    < 6                       2.76
Fixed charge coverage         >1.1                      3.92
Quarterly income              No loss in consecutive   $278,000-first quarter income
                              quarters

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

Valuation of accounts receivable

         Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks. Measurement of such losses requires consideration of National Patent Development's historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions. The allowance for doubtful accounts as a percentage of total gross trade receivables was 2.04% and 4.2% at March 31, 2006 and December 31, 2005, respectively.

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

         As of March 31, 2006, National Patent Development holds undeveloped land in Pawling, New York with a carrying amount of approximately $2.5 million and in East Killingly, Connecticut with a carrying amount of approximately $0.4 million, which management believes is less than its fair value, less cost of sale.

Accounting for investments

         The Company's investment in marketable securities are classified as available-for-sale and recorded at their market value with unrealized gains and losses recorded as a separate component of stockholders' equity. A decline in market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment loss, which is charged to earnings.

         On October 8, 2003 the Company acquired additional shares of Five Star, bringing its ownership to 54%. Five Star is consolidated into the Company's consolidated financial statements and is no longer accounted for as an equity investment effective as of that date.

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

         On October 17, 2003, the Company received GPS' shares of Valera Pharmaceuticals pursuant to the Repayment and recorded such shares at zero representing their carrying amount to GPS after reflecting Valera losses. On December 31, 2005, the Company owned 100% of Valera's common stock and 2,068,966 shares of the Series B convertible preferred stock (a 17.7% ownership interest, assuming conversion of Valera outstanding preferred stock and exercise of stock options held by employees of Valera) but no longer had financial and operating control of Valera. As a condition of a private placement of preferred stock in December 2001, GPS contractually gave up operating control over Valera through an Investors Rights Agreement. At December 31, 2005 the Company accounted for its investment in Valera's Series B convertible preferred stock under the cost method. On February 7, 2006 Valera completed an initial public offering of 3,862,500 shares of common stock at $9.00 per share. After giving effect to the conversion of the preferred stock into common stock and a 1 for 6 reverse stock split of common stock effected by Valera in connection with the offering, the Company's preferred shares were converted into common stock and the Company now owns 2,070,670 shares of common stock of Valera or approximately 14% of the currently outstanding shares of common stock as of March 31, 2006.

         As a result of the initial public offering, the Company's investment in Valera's common stock became a marketable security and accordingly, at March 31,

2006, the investment, to the extent of shares available to be sold within a year at any balance sheet date under Rule 144 or an effective registration statement, has been classified as available for sale securities and measured at fair value with the adjustment to fair value and changes therein to be retained by the Company recorded in other comprehensive income. The remainder of the investment will be considered restricted and will continue to be carried at cost. In addition, if it is determined that the Company is no longer an affiliate, the shares would become freely tradable after the initial six month lock-up period. The Valera shares available for sale over the next 12 months at March 31, 2006 totaled 446,566. Two related parties, Bedford Oak Partners and Mr. Jerome I. Feldman, are entitled to receive 50% of any profit received from the sale, on a pro-rata basis, of 404,004 shares of Valera common stock in excess of $3.94 per share. The amounts payable to the related parties totaled $271,000 at March 31, 2006 and has been recorded as a liability within Accounts payable and accrued expenses on the March 31, 2006 balance sheet.

Income taxes

To arrive at our income tax provision and other tax balances, significant judgment is required. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of the treatment of capital assets, financing transactions and multistate taxation of operations. Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical tax provisions and accruals. Such differences could have a material impact on our income tax provision, other tax accounts and net income in the period in which such determination is made.

The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management considers factors such as reversal of deferred income tax liabilities, projected future taxable income, tax planning strategies, changes in tax law and other factors .A change to these factors could impact the estimated valuation allowance and income tax expense.

Under SFAS No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, we have provided a valuation allowance against certain deferred tax assets. The valuation allowance was based on the historical earnings patterns within individual tax jurisdictions that make it uncertain that we will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Forward-looking statements

The forward-looking statements contained herein reflect the Company's management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of the Company, including, but not limited to the risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

We have no material changes to the disclosure on this matter made in our report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4.    Controls and Procedures

a. Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(c)) as of a date covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective as of the evaluation date, providing them with material timely information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

c. Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings

            None

Item 1A.    Risk Factors

            The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

            None

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            None

Item 6. Exhibits

        10.1 Non-Binding Letter of Intent among the Company, FLJ Partners, Inc. and Five Star Five Star Products, Inc. Incorporated herein by reference to Exhibit 99 of the Company's Form 8-K dated May 10, 2006.

        10.2 Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated May 15, 2006.

        31.1 Certification of Chief Executive Officer of the Company dated May 19, 2006 pursuant to Securities and Exchange Act Rule
        13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

        31.2 Certification of Chief Financial Officer of the Company dated May 19, 2006 pursuant to Securities and Exchange Act Rule
        13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

        32.2 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated May 19, 2006 pursuant to 18 U.S.C.
        Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

________
        -
*Filed herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                                NATIONAL PATENT DEVELOPMENT
                                                CORPORATION


DATE: May 19, 2006                              Jerome I. Feldman
                                                Chairman of the Board and
                                                Chief Executive Officer


DATE: May 19, 2006                              Scott N. Greenberg
                                                Chief Financial Officer