Form 10-Q
period 2006-06-30
NATIONAL PATENT DEVELOPMENT CORP
filed 2006-08-14
CIK 1279715

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of issuer's classes of common stock as of August 8, 2006:

         Common Stock                                17,809,791 shares

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                       Page No.

                          Part I. Financial Information

Item 1.      Financial Statements

             Condensed Consolidated Statements of Operations-
                Three Months and Six Months Ended

                June 30, 2006 and 2005 (Unaudited)                         1


             Condensed Consolidated Statements of Comprehensive Loss-
                Three Months and Six Months Ended

                June 30, 2006 and 2005 (Unaudited)                         2


             Condensed Consolidated Balance Sheets -

                June 30, 2006 (Unaudited) and December 31, 2005            3


             Condensed Consolidated Statements of Cash Flows -

                Six Months Ended June 30, 2006 and 2005 (Unaudited)        4


             Notes to Condensed Consolidated Financial Statements          5

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       13

Item 3.      Quantitative and Qualitative Disclosure about Market Risk    20

Item 4.      Controls and Procedures                                      20

                           Part II. Other Information

Item 6.      Exhibits                                                     21

             Signatures                                                   22

4
                          PART I. FINANCIAL INFORMATION

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                        2006             2005               2006          2005
                                                        ----             ----               ----          ----
  Sales                                              $31,161          $31,669            $62,366         $61,746
  Cost of sales                                       25,450           25,567             51,279          51,095
                                                     -------          -------            -------         -------
  Gross margin                                         5,711            6,102             11,087          10,651

  Selling, general and administrative
    expenses                                          (5,213)          (5,538)           (10,055)        (10,648)
  Loss on write-down of Illinois
    property                                                             (134)                              (134)
                                                           -          --------                 -          -------

        Operating  profit (loss)                         498              430              1,032            (131)

  Interest expense                                      (464)            (455)              (843)           (827)
  Investment and other income                             43              108                 77             271
                                                     -------         --------             ------        --------

       Income (loss) before income
        taxes and minority interest                       77               83                266            (687)

  Income tax expense                                    (140)            (328)              (378)           (371)
                                                   ----------       ----------         ----------      ----------

       Loss before minority interest                     (63)            (245)              (112)         (1,058)

  Minority interest                                     ( 53)            (150)              (153)           (157)
                                                   ----------      -----------        -----------     -----------

       Net loss                                     $   (116)        $   (395)          $   (265)     $   (1,215)
                                                    =========        =========          =========     ===========

  Net loss per share
       Basic and diluted                            $  (0.01)        $  (0.02)          $  (0.02)       $  (0.07)
                                                    =========        =========          =========       =========





          See accompanying notes to consolidated financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)
                                 (in thousands)


                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                                       2006          2005                2006          2005
                                                       ----          ----                ----          ----
  Net loss                                           $ (116)         $ (395)           $ (265)      $ (1,215)

  Other comprehensive income (loss), before
  tax:
  Net unrealized gain (loss) on
  available-for-sale-securities                         298            (206)            4,323            563
  Reclassification adjustment for gain on
  securities sold included in net loss                    -               -                 -           (152)

  Net unrealized gain (loss) on interest rate
  swap,
  net of minority interest                               21             (93)               66             58
                                                    -------        ---------          -------        -------

  Comprehensive income (loss) before tax                203            (694)            4,124           (746)

  Income tax (expense) benefit related to
  items of other comprehensive income (loss)             (8)             38               (26)           (25)
                                                    --------        -------            -------        -------

  Comprehensive income (loss)                         $ 195          $ (656)          $ 4,098         $ (771)
                                                      =====          =======          =======         =======



          See accompanying notes to consolidated financial statements.

                     NATIONAL PATENT DEVELOPMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           June 30,              December 31,
                                                            2006                     2005
                                                            ----                     ----
                                                         (unaudited)
Assets
Current assets
Cash and cash equivalents                                   $  4,683          $     5,115
Accounts receivable, less allowance
  for doubtful accounts of $533 and $480                      18,053               12,083
Receivable from GP Strategies Corporation                        725                1,142
Inventories                                                   23,434               24,021
Prepaid expenses and other current assets                        777                  997
Deferred tax asset                                               112                  352
                                                              ------               ------
Total current assets                                          47,784               43,170
Marketable securities available for sale                         522                  477
Property, plant and equipment, net                             2,994                3,085
Investment in Valera, including available
  for sale securities of $4,996 in 2006                        6,128                1,590
Other assets                                                   3,466                3,360
                                                           ---------            ---------
Total assets                                                 $60,894              $52,222
                                                             =======              =======

Liabilities and stockholder's equity
Current liabilities
Current maturities of long-term debt                        $    163             $    291
Short term borrowings                                         23,537               20,764
Accounts payable and accrued expenses                         11,311                9,566
                                                            --------               ------
Total current liabilities                                     35,011               30,621

Long-term debt less current maturities                         1,055                1,106
Deferred tax liability                                           279                  279
Interest rate collar, at market                                   36                   20

Minority interest                                              1,902                1,727

Stockholder's equity
Common Stock                                                     178                  178
Additional paid-in capital                                    25,965               25,921
Accumulated deficit                                           (8,027)              (7,762)
Accumulated other comprehensive income                         4,495                  132
                                                       -------------            ---------
Total stockholder's equity                                    22,611               18,469
                                                          ----------             --------
Total liabilities and stockholder's equity                   $60,894              $52,222
                                                             =======              =======

          See accompanying notes to consolidated financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                         Six Months Ended
                                                                                              June 30,
                                                                                       2006              2005
                                                                                       ----              ----
   Cash flows from operations:
   Net loss                                                                         $ (265)         $ (1,215)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
   Depreciation and amortization                                                       388               338
   Minority interest                                                                   153               157
   Expenses paid in common stock                                                        44
   Deferred income taxes                                                               240
   Net (gain) loss on marketable securities                                                             (152)

   Loss on sale of fixed assets                                                                           76
   Loss on write-down of Illinois property                                                               134

   Changes in other operating items                                                 (3,706)           (6,203)
                                                                                   --------          --------
   Net cash used in operations                                                      (3,146)           (6,865)

   Cash flows from investing activities:
   Additions to property, plant and equipment, net                                    (297)             (862)
   Proceeds from sale of investments                                                                   1,002
   Proceeds from sale of fixed assets                                                                     48
   Repayment of receivable from GP Strategies                                          417                -
                                                                                      ----               --

   Net cash provided by investing activities                                           120               188

   Cash flows from financing activities:
   Distribution to GP Strategies                                                                         (91)
   Contribution from GP Strategies                                                                     5,000
   Proceeds from short-term borrowings                                               2,773             7,460
   Repayment of long-term debt                                                        (179)           (1,793)
                                                                                  ---------       -----------
   Net cash provided by financing activities                                         2,594            10,576
                                                                                     -----            ------


   Net increase (decrease) in cash and cash equivalents                               (432)            3,899
   Cash and cash equivalents at beginning of period                                  5,115             2,087
                                                                                ----------        ----------
   Cash and cash equivalents at end of period                                       $4,683            $5,986
                                                                                  ========          ========


   See accompanying notes to the condensed consolidated financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                     Six months ended June 30, 2006 and 2005
                                   (Unaudited)


1.       Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2006 and the Condensed Consolidated Statements of Operations and Cash Flows for the three months and six months ended June 30, 2006 and 2005 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2006 interim periods are not necessarily indicative of results to be expected for the entire year.

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

The Company's 64% owned subsidiary, Five Star Products, Inc. ("Five Star"), is engaged in the wholesale distribution of home decorating, hardware and finishing products. It serves over 3,500 independent retail dealers in twelve states in the Northeast. Products distributed include paint sundry items, interior and exterior stains, brushes, rollers, calking compounds and hardware products. On May 9, 2006 the Company announced that both it and Five Star had signed a non-binding letter of intent with FLJ Partners, LLC ("FLJ") providing for the sale by the Company to FLJ of its interest in Five Star for $2,950,000, or $.3230 per share, plus the repayment of the $2,800,000 note. The Company and Five Star had agreed to negotiate exclusively with FLJ with respect to Five Star until May 31, 2006. On June 26, 2006 the Company terminated discussions with FLJ with respect to the sale of its interest in Five Star Products, Inc., as a result of the inability of the parties to agree to proceed with the transaction.

Five Star Group has an unsecured note payable (the "Note") to JL Distributors, Inc., a wholly-owned subsidiary of the Company following the spin-off of the Company from GP Strategies ("GP Strategies") on November 24, 2004. The Note, as amended, bore interest at 8% payable quarterly, and matured on June 30, 2005. On June 30, 2005 the Company and Five Star agreed to extend the Note for a one-year term maturing on June 30, 2006. In consideration for the Company extending the Note, Five Star paid the Company a fee of one percent of the Note's outstanding balance or $28,000. In addition, the interest rate on the Note was increased to 9%. The Note is subordinated to the indebtedness under the Loan Agreement according to an Agreement of Subordination & Assignment (the "Subordination Agreement") between Five Star Group, Inc. and JL Distributors, Inc. dated June

20, 2003. The Subordination Agreement permits the annual repayment of principal under certain circumstances. On July 28, 2006 the Company and Five Star agreed to extend the Note for an additional one-year term maturing on June 30, 2007. In consideration for the Company extending the Note, Five Star paid a fee of one percent of the Note's outstanding balance or $28,000. The interest rate on the Note remains at 9%.

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

Shipping and handling costs. Shipping and handling costs are included as a part of selling, general and administrative expense. These cost amounted to $1,301,000, $1,329,000, $2,545,000 and $2,557,000, for the three months and six months ended June 30, 2006 and 2005, respectively.

Inventories. Inventories are valued at the lower of cost or market, using the first-in, first-out method.

Derivatives and hedging activities. The interest rate swap and interest rate collar entered into by the Five Star in connection with its Loan and Security Agreement (see Note 5) is being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. During the quarter ended and six months ended June 30, 2006 the Company recognized a loss of $11,000 and $16,000, respectively, as part of other income, for the changes in the fair value of the interest rate collar. During the quarter ended and six months ended June 30, 2005 the Company recognized a gain of $34,000 and $9,000, respectively, as part of other income, for the changes in the fair value of the interest rate collar.

Recent accounting pronouncements. In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN
48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has commenced the process of evaluating the expected effect of FIN 48 on its Consolidated Financial Statements and is currently not yet in a position to determine such effects.

2.       Stock based compensation.

The Company and Five Star have stock-based compensation plans for employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock shares, and other stock-based awards. The plans are administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors. Effective January 1, 2006, the Company and Five Star adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123R"), utilizing the modified prospective method whereby prior periods will not be restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended by related interpretations of the FASB. Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation", which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. As of December 31, 2005 and June 30, 2006, no awards have been granted under the Company's plan. In addition, during the six months ended June 30, 2006, Five Star did not grant any stock options or any other stock-based awards under its plan, and therefore the adoption of this pronouncement did not have any effect on the Company's consolidated results of operations for the three and six month periods ended June 30, 2006.

At June 30, 2006, Five Star had 1,100,000 options outstanding all of which were exercisable under its stock option plan with an aggregate weighted average price of $.14 per share and a contractual remaining life of .55 years. The aggregate intrinsic value of the options outstanding at June 30, 2006 was $40,000.

The following table provides the pro forma effect on net earnings as if the fair-value-based measurement method had been applied to all stock-based compensation for the three months and six months ended June 30, 2005 (in thousands, except per share amounts):

                                         Three Months Ended    Six Months Ended
                                              June 30,             June 30,
                                                2005                  2005
                                                ----                  ----
Net loss - As reported                        $ (395)             $ (1,215)
Compensation expense, net of tax
  Five Star stock options (1)                     (2)                   (3)
                                              -------               -------
  Pro forma net loss                            (397)             $ (1,218)
Basic and diluted loss per share
  As reported                                 $ (.02)             $  (.07)
  Pro forma net loss per share                $ (.02)             $  (.07)

(1) Expense relates to option grants made by Five Star prior to the acquisition of a controlling interest in Five Star by the Company.

3.       Per share data

Basic and diluted loss per share for the three and six months ended June 30, 2006 and 2005 are based upon the actual number of the Company's shares outstanding for the period. Outstanding warrants to acquire 1,423,887 common shares issued in December 2004 were not included in the diluted computation, as their effect would be anti-dilutive.

Loss per share for the three months and six months ended June 30, 2006 and 2005 are as follows (in thousands, except per share amounts):


                                                  Three Months Ended                Six Months Ended
                                                       June 30,                         June 30,
                                                 2006           2005               2006           2005
                                                 ----           ----               ----           ----
  Basic and Diluted EPS
  Net loss                                    $  (116)       $  (395)            $  (265)      $ (1,215)
  Weighted average shares
    outstanding, basic and diluted             17,834         17,803              17,831          17,801
  Basic and diluted loss per share             $ (.01)        $ (.02)            $  (.02)      $   (.07)



4.       Long-term debt

Long-term debt

Long-term debt is comprised of the following (in thousands):

                                                 June 30,       December 31,
                                                    2006             2005
                                                 -------          -------
  MXL Pennsylvania Mortgage (a)                    $1,155          $1,205
  Other debt                                           62             186
  Capital lease obligations                             1               6
                                                 --------               -
                                                    1,218           1,397
                                                  -------         -------
  Less current maturities                            (163)           (291)
                                                 ---------          ------
                                                   $1,055          $1,106


(a) On March 8, 2001, MXL mortgaged its real estate and fixtures on its property in Pennsylvania for $1,680,000. The loan requires monthly repayments of $8,333 plus interest at 2.5% above the one month LIBOR rate and matures on March 8, 2011, when the remaining amount outstanding of approximately $680,000 is due in full. The loan is guaranteed by GP Strategies.

5.       Short term borrowings

Five Star short-term borrowings

In 2003, Five Star obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended in August 1, 2005 provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (7.6% at June 30, 2006) for borrowings not to exceed $15,000,000 and the prime rate (8.0% at June 30, 2006) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At June 30, 2006 and December 31, 2005, approximately $22,586,000 and $19,764,000 was outstanding under the Loan Agreement and approximately $4,967,000 and $1,451,000 was available to be borrowed, respectively. Substantially all of Five Star's assets are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of June 30, 2006, Five Star was in compliance with all required covenants.

In connection with the Loan Agreement, Five Star also entered into a derivative transaction with the Lender. The derivative transaction is an interest rate swap and has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%. The fair value of the interest rate swap amounted to $499,000 and $395,000 at June 30, 2006 and December 31, 2005, respectively and is included in other assets in the accompanying balance sheets.

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

MXL short-term borrowings

On March 1, 2005, MXL obtained a Line of Credit Loan (the "MXL Line") from M&T Bank with a one year term, maturing on March 1, 2006, which has been extended to June 30, 2007 on the same terms. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL's eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%. The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly. The Company has guaranteed the MXL Line. At June 30, 2006, $950,000 was outstanding under the MXL Line and $50,000 was available to be borrowed. The MXL Line contains certain financial covenants, most significant being a cash flow coverage ratio of 1.25 to 1.00, which is calculated at December 31.

6.       Inventories

Inventories are comprised of the following (in thousands):

                               June 30, 2006             December 31, 2005
                               -------------             -----------------
   Raw materials              $      413                 $      386
   Work in process                   264                        113
   Finished goods                 22,757                     23,522
                                 -------                   --------
                                 $23,434                    $24,021
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

In December 2001, Valera completed a $7 million private placement of Series A convertible preferred stock to certain institutional investors. As a condition of the private placement, GP Strategies contractually gave up operating control over Valera through an Investors Rights Agreement, which gave GP Strategies the right to designate one director on Valera's board of directors and gave the other stockholders the right to designate the other directors, and subsequent thereto accounted for the investment under the equity method. As a result of Valera's operating losses, GP Strategies investment was written down to zero.

In 2003, Valera completed a private placement offering pursuant to which Valera raised approximately $13.5 million in gross proceeds from the sale of Series B convertible preferred stock. As part of such transaction, GP Strategies was granted an option until March 31, 2004, to purchase up to $5 million of the Series B convertible preferred stock at the offering price of $0.725 per share, which was subsequently verbally extended to June 30, 2004. On June 30, 2004, GP Strategies transferred a portion of its option to an institutional investor, who exercised such option and purchased from Valera 3,448,276 shares of Series B convertible preferred stock for $0.725 per share. The balance of the option expired unexercised. In consideration of such transfer, such institutional investor granted the Company an option until October 28, 2004 to purchase up to 2,068,966 shares of Series B convertible preferred stock owned by such institutional investor for prices ranging from $0.725 to $0.7685 per share. The Company exercised such option on October 28, 2004 at a price of $0.7685 per share, for an aggregate exercise price of $1,590,000. On November 12, 2004, the Company obtained the funds necessary to pay the exercise price (see Note 9 (a)). On August 16, 2004, Valera sold 11,600,000 shares of Series C convertible preferred stock and received gross proceeds of $11.6 million. As of December 31, 2005 and 2004, the Company owned 10,000,000 shares of Valera common stock and 2,068,966 shares of Valera series B convertible preferred stock. Assuming conversion of all of the outstanding shares of Series A, Series B and Series C convertible preferred stock and exercise of stock options held by employees of Valera at December 31, 2005, the Company would own approximately 18% of Valera. On February 7, 2006 Valera completed an initial public offering of 3,862,500 shares of common stock at $9.00 per share. All the convertible preferred stock outstanding at the time of the offering, including accrued dividends, automatically converted into common stock. In addition, Valera effected a 1 for 6 reverse split of common stock. Subsequent to the public offering after giving effect to the conversion of the Series B preferred stock and the reverse split the Company owned 2,070,670 shares of Valera common stock or approximately 14% of the outstanding shares of common stock. The Company entered into a lock-up agreement with the underwriters of the public offering which restricts the Company from selling or otherwise disposing of its shares of Valera common stock until August 16, 2006.

On October 17, 2003, MXL received from GP Strategies in partial payment of a note receivable the common shares of Valera and recorded such shares at zero representing their carrying amount to GP STRATEGIES. As a result of the Investors Rights Agreement referred to above, the Company was accounting for its investment in Valera under the equity method. However as the Company had not guaranteed obligations of Valera and had not otherwise committed to provide further support for Valera, it had discontinued recognizing additional losses of Valera.

As described above, the Company's investment in voting stock of Valera has declined below 20%. In addition, at December 31, 2005 Valera's board of directors consisted of nine directors only one of which has been designated by the Company. Accordingly the Company believes that it no longer has the ability to exercise significant influence over operating and financial policies of Valera and no longer accounts for its investment in Valera by the equity method. As a result thereof, as of December 31, 2005 the investment in Valera's Series B convertible preferred stock is being accounted for at cost.

As a result of the initial public offering, the Company's investment in Valera's common stock became a marketable security and accordingly, at June 30, 2006, the investment, to the extent of shares available to be sold within a year at any balance sheet date under Rule 144 or an effective registration statement, has been classified as available for sale securities and measured at fair value with the adjustment to fair value and changes therein to be retained by the Company recorded in other comprehensive income. The remainder of the investment is considered restricted and will continue to be carried at cost. In addition, if it is determined that the Company is no longer an affiliate, the shares would become freely tradable after the initial six month lock-up period. The Valera shares available for sale over the next 12 months at June 30, 2006 totaled 595,422 and resulted in an unrealized gain of $4,279,000 being included in accumulated other comprehensive income as of such date. Two related parties, Bedford Oak Partners and Mr. Jerome I. Feldman, are entitled to receive 50% of any profit received from the sale, on a pro-rata basis, of 404,004 shares of Valera common stock in excess of $3.94 per share (see Note 9(a)). The unrealized profit on Valera shares available for sale at June 30, 2006 which would be payable to the related parties upon sale totaled $258,000, which is included in Accounts payable and accrued expenses on the June 30, 2006 balance sheet.

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

The following tables set forth the sales and operating income (loss) of each of the Company's operating segments (in thousands):


                                       Three Months Ended                       Six Months Ended
                                             June 30,                              June 30,
                                        2006           2005                  2006          2005
                                        ----           ----                  ----          ----
      Sales
      Five Star                        $28,938         $29,579               $57,890       $57,818
      MXL                                2,223           2,090                 4,476         3,928
                                     ---------       ---------             ---------     ---------
                                       $31,161         $31,669               $62,366       $61,746


                                       Three Months Ended                       Six Months Ended
                                            June 30,                                June 30,
                                        2006            2005                 2006          2005
                                        ----            ----                 ----          ----
      Segment operating income
      (loss)
      Five Star                         $  791         $  1,181              $ 1,711       $ 1,659
      MXL                                  137             (202)                 231          (706)
                                     ---------       -----------             -------      ---------
                                         $ 928            $ 979              $ 1,942         $ 953

A reconciliation of the segment operating income (loss) to loss before income tax (expense) benefit and minority interests in the condensed consolidated statements of operations is shown below (in thousands):


                                                      Three Months Ended                Six Months Ended
                                                           June 30,                         June 30,
                                                         2006          2005               2006          2005
                                                         ----          ----               ----          ----
    Segment operating income                             $928          $979             $1,942          $953
    Corporate and other general and
    administrative expenses                              (429)         (549)              (910)       (1,084)
    Interest expense                                     (465)         (455)              (843)         (827)
    Investment and other income (loss)                     43           108                 77           271
                                                       ------      --------          ---------    ----------
    Income (loss) before income tax
       expense and minority interests                     $77           $83              $ 266       $  (687)


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

Effective July 1, 2005 GP Strategies and the Company amended the above management agreement. Pursuant to the amendment, the Company will pay GP

Strategies an annual fee of not less than $970,000 as compensation for these services, payable in equal monthly installments. The fee includes $698,000 for the period July 1, 2005 through June 30, 2006, representing approximately 80% of the cost of the compensation and benefits required to be provided by GP Strategies to Jerome Feldman, who serves as the Company's Chief Executive Officer. Such fee shall be increased by 80% of any increase of the cost of the compensation and benefits required to be provided by GP Strategies to Mr. Feldman; in addition, the Company shall remain liable for paying to GP Strategies 80% of the cost of the compensation and benefits required to be provided by GP Strategies to Mr. Feldman if the management agreement expires, is terminated, or is otherwise not extended through May 31, 2007. The Company paid GP Strategies approximately $218,000 and $434,000 for the three months and six months ended June 30, 2006 as compensation for services. The Company also occupies a portion of corporate office space leased by GP Strategies. The Company compensates GP Strategies approximately an additional $205,000 annually for use of this space. GP Strategies' lease extends through December 31, 2006.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

The Company operates in two segments: MXL and Five Star. The Company also owns certain other non-core assets, including investments in 2 publicly held companies, Millennium Cell and Valera Pharmaceuticals; and certain real estate. The Company monitors Millennium Cell for progress in the commercialization of Millennium Cell's emerging technology and monitors Valera Pharmaceuticals for progress in the sales efforts related to their product.

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

Five Star has also established a presence the Mid-Atlantic States, servicing customers as far south as North Carolina, which has generated additional annual revenues of approximately $10 million. Five Star services this territory from its existing New Jersey warehouse, enabling Five Star to leverage its fixed costs over a broader revenue base. To further expand, Five Star will attempt to grow its revenue base in the Mid-Atlantic States, to acquire complementary distributors and to expand the distribution of its use of private-label products sold under the "Five Star" name.

Operating Highlights

Three months ended June 30, 2006 compared to the three months ended June 30,
2005

For the three months ended June 30, 2006, the Company had income before income tax expense and minority interest of $77,000 compared to income before income tax expense and minority interest of $83,000 for the three months ended June 30, 2005. The decrease in pre-tax income is primarily the result of the following;
(i)reduced segment operating income of $51,000, which is comprised of a $390,000 decrease in operating income for Five Star and a $339,000 increase in operating income for MXL, (ii) reduced investment and other income of $65,000 and (iii) a $134,000 write down of MXL's Illinois property in the three months ended June 30, 2005.

Sales

                                                Three months
                                               ended June 30,
                                          2006                 2005
                                          ----                 ----
         Five Star                      $28,938,000          $29,579,000
         MXL                              2,223,000            2,090,000
                                      -------------        -------------
                                        $31,161,000          $31,669,000

The decrease in Five Star sales of $641,000 was a result of a reduction in sales volume among Five Star's existing customer base which was caused by weaker economic conditions, and an unfavorable shift in weather conditions within the Northeast.

The increase in MXL sales of $133,000 was a result of increased sales volume and prices from existing customers resulting from a concerted effort to expand sales opportunities with existing customers.

Gross margin

                                  Three months ended
                                       June 30,
                    ------------- --------- ----------------- ----------
                      2006             %          2005            %
                    ------             -      --------            -
     Five Star      $5,092,000        17.6       $5,604,000      18.9
     MXL               619,000        27.8          498,000      23.8
                    ----------      ------     ------------    ------
                    $5,711,000        18.3       $6,102,000      19.3
                    ----------        ----       ----------      ----

Five Star's gross margin of $5,092,000, or 17.6% of net sales, for the quarter ended June 30, 2006 decreased by $512,000, or 9%, when compared to $5,604,000, or 18.9% of net sales, for the quarter ended June 30, 2005. The decrease in gross margin dollars and gross margin percentage for the quarter ended June 30, 2006 was a result of reduced sales and reduced promotional discounts from vendors as a result of Five Star's decision to reduce inventory levels.

MXL's gross margin of $619,000, or 27.8% of sales, for the quarter ended June 30, 2005 increased by $121,000 or 24% when compared to gross profit of $498,000, or 23.8% of sales, for the quarter ended June 30, 2005, mainly due to the following; (i) increased margins in all product lines due to increased pricing,
(ii) improved product mix and (iii) increased sales.

Selling, general, and administrative expenses

For the three months ended June 30, 2006, selling, general and administrative expenses decreased by $325,000 from $5,538,000 for the three months ended June 30, 2005 to $5,213,000 partially due to the following; (i) reduced general and administrative expenses of $88,000 at the Company corporate level, (ii) reduced selling, general and administrative expenses at Five Star of $122,000 primarily attributable to an effort to reduce selling, general and administrative expenses, (iii ) reduced selling, general and administrative expenses of $84,000 at MXL primarily due to reduced facility costs related to closing of the Massachusetts facility in 2005 as well as increased operating efficiencies.

Loss on write-down of the Illinois facility

In the second quarter of 2005 the Company incurred an additional loss of $134,000 to record the Illinois facility at fair value, based upon the expected net proceeds from the sale of the Illinois facility, revised for commissions, taxes and other closing costs.

Investment and other income (loss), net

National Patent Development recognized investment and other income of $43,000 for the three months ended June 30, 2006, compared to $108,000 for the three months ended June 30, 2005 Investment and other income, net includes interest income, investment income, and recognition of a gain or loss for the change in the fair value of the Five Star's interest rate collar. The decrease of $65,000 is primarily attributable to the change in the fair value of Five Star's interest rate collar as well as reduced interest income.

Income taxes

For the three months ended June 30, 2006 and 2005, the Company recorded an income tax expense of $140,000, or an effective rate of 183% and an income tax expense of $328,000, or an effective tax rate of 395%, respectively, which represents the Company's applicable federal, state and local tax expense for the periods. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to recording income tax expense on the income of Five Star, a 64% owned subsidiary, which is not included in the Company's consolidated return and not recording income tax benefit for the losses of National Patent and MXL.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

For the six months ended June 30, 2006, the Company had income before income tax expense and minority interest of $266,000 compared to a loss before income tax expense and minority interest of $687,000 for the six months ended June 30, 2005. The increase in pre-tax income is primarily a result of the following; (i) increased operating income of $937,000 at MXL, (ii) reduced corporate and other general and administrative expenses of $171,000 and (iii) reduced Investment and other income of $194,000.

Sales

                                                    Six months
                                                  ended June 30,
                                             2006                 2005
                                             ----                 ----
      Five Star                            $57,890,000          $57,818,000
      MXL                                    4,476,000            3,928,000
                                         -------------        -------------
                                           $62,366,000          $61,746,000

The increase in Five Star sales of $72,000 was a result of reduced unit sales among Five Star's existing customer base which was caused by weaker economic conditions, and an unfavorable shift in weather conditions within the Northeast, offset by increased prices passed on to Five Star's customers due to increased raw material costs for certain of the Company's vendors.

The increase in MXL sales of $548,000 was primarily a result of increased sales volume and increase in prices to existing customers resulting from a concerted effort to expand sales opportunities with existing customers.

Gross margin

                                     Six months ended
                                         June 30,
                     -------------- --------- ----------------- ----------
                        2006             %          2005            %
                     -------             -      --------            -
      Five Star       $9,860,000        17.0      $10,008,000      17.3
      MXL              1,227,000        27.4          643,000      16.4
                     -----------      ------   --------------    ------
                     $11,087,000        17.8      $10,651,000      17.2
                     -----------        ----      -----------      ----

Five Star's gross margin of $9,860,000, or 17% of net sales, for the six months ended June 30, 2006 decreased by $148,000, or 1.5%, when compared to $10,008,000, or 17.3% of net sales, for the six months ended June 30, 2005. The reduced gross margin amount and percentage for the six months ended June 30, 2006 was primarily the result of reduced promotional discounts from vendors as a result of Five Star's decision to reduce inventory levels, partially offset by reduced warehousing expenses for the period.

MXL's gross margin of $1,227,000 or 27.4% of sales, for the six months ended June 30, 2006 increased by $584,000 or 91% when compared to gross margin of $643,000, or 16.4% of sales, for the six months ended June 30, 2005, mainly due to the following; (i) increased margins in all product lines due to increased pricing, (ii) improved product mix and, (iii) reduced costs due to exiting the Massachusetts facility and the consolidation of all MXL's injection molding and precision coating operations at its Lancaster PA facility.

Selling, general, and administrative expenses

For the six months ended June 30, 2006, selling, general and administrative expenses decreased by $593,000 from $10,648,000 for the six months ended June 30, 2005 to $10,055,000 due to the following; (i) reduced general and administrative expenses of $174,000 at the Company's corporate level, (ii) reduced selling, general and administrative expenses at Five Star of $200,000, primarily attributable to a $175,000 recovery of bad debts written-off in prior years, and (iii) reduced selling, general and administrative expenses of $219,000 at MXL, primarily due to reduced facility costs related to closing of the Massachusetts facility in 2005, as well as increased operating efficiencies.

Loss on write-down of the Illinois facility

In the second quarter of 2005, the Company incurred an additional loss of $134,000 to record the Illinois facility at fair value, based upon the expected net proceeds from the sale of the Illinois facility, revised for commissions, taxes and other closing costs.

Investment and other income (loss), net.

The Company recognized investment and other income of $77,000 for the six months ended June 30, 2006 as compared to $271,000 the six months ended June 30, 2005.

The reduced investment and other income, net is mainly due to a $152,000 gain on the sale of Millennium Cell, Inc. common stock 2005.

Income taxes

For the six months ended June 30, 2006 and 2005, the Company recorded an income tax expense of $378,000, or an effective rate of 142% and an income tax expense of $371,000, or an effective tax rate of 54.7%, respectively, which represents the Company's applicable federal, state and local tax expense for the periods. The provision for income taxes differs from the tax computed at the federal statutory income tax rate primarily due to (i) recording income tax expense on the income of Five Star, a 64% owned subsidiary, which is not included in the Company's consolidated return and (ii) not recording income tax benefit for the losses of the Company and MXL.

Liquidity and capital resources

At June 30, 2006, the Company had cash and cash equivalents of $4,683,000. The Company believes that cash anticipated to be generated from operations and borrowing availability under existing credit agreements will be sufficient to fund the Company's working capital requirements for at least the next twelve months.

For the six months ended June 30, 2006, the Company's working capital increased by $224,000 to $12,773,000 from $12,549,000 as of December 31, 2005. The working capital increase was primarily a result of increased accounts receivable, partially offset by increased short term borrowings.

The decrease in cash and cash equivalents of $432,000 for the six months ended June 30, 2006 resulted from the following: (i) net cash used in operations of $3,146,000, due primarily to a net loss of $265,000, an increase in accounts receivable of $5,970,000, partially offset by an increase in accounts payable and accrued expenses of $1,486,000 and reduced inventory of $587,000; (ii) net cash provided by investing activities of $120,000 consisting of a repayment of a receivable from GP Strategies of $417,000, partially offset by additions to property, plant and equipment of $297,000; and (iii) net cash provided by financing activities of $2,594,000, consisting of proceeds of short term borrowings of $2,773,000, offset by repayments of long-term debt of $179,000.

In 2003, Five Star obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended in August 1, 2005 provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (7.6% at June 30, 2006) for borrowings not to exceed $15,000,000 and the prime rate (8.0% at June 30, 2006) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At June 30, 2006 and December 31, 2005, approximately $22,586,000 and $19,764,000 was outstanding under the Loan Agreement and approximately $4,967,000 and $1,451,000 was available to be borrowed, respectively. Substantially all of Five Star's assets are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of June 30, 2006 Five Star was in compliance with all required covenants. The following table sets forth the significant debt covenants at June 30, 2006:


Covenant                                 Required                               Calculated
--------                                 --------                               ----------
Minimum tangible net worth               $6,000,000                             $7,795,000
Debt to tangible net worth               < 6                                    2.90
Fixed charge coverage                    >1.1                                   1.90
Quarterly income                         No loss in consecutive quarters        $278,000 -first quarter income
                                                                                $148,000- second quarter income

On March 1, 2005, MXL obtained a Line of Credit Loan (the "MXL Line") from M&T Bank with a one year term, maturing on March 1, 2006, which has been extended to June 30, 2007 on the same terms. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL's eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%. The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly. The Company has guaranteed the MXL Line. At June 30, 2006, $950,000 was outstanding under the MXL Line and $50,000 was available to be borrowed. The MXL Line contains certain financial covenants, most significant being a cash flow coverage ratio of 1.25 to 1.00, which is calculated at December 31.


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

Valuation of accounts receivable

         Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks. Measurement of such losses requires consideration of National Patent Development's historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions. The allowance for doubtful accounts as a percentage of total gross trade receivables was 2.87% and 4.2% at June 30, 2006 and December 31, 2005, respectively.

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

         As of June 30, 2006, National Patent Development holds undeveloped land in Pawling, New York with a carrying amount of approximately $2.5 million and in East Killingly, Connecticut with a carrying amount of approximately $0.4 million, which management believes is less than its fair value, less cost of sale.

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

         On October 17, 2003, the Company received GP Strategies' shares of Valera Pharmaceuticals pursuant to the Repayment and recorded such shares at zero representing their carrying amount to GP Strategies after reflecting Valera losses. On December 31, 2005, the Company owned 100% of Valera's common stock and 2,068,966 shares of the Series B convertible preferred stock (a 17.7% ownership interest, assuming conversion of Valera outstanding preferred stock and exercise of stock options held by employees of Valera) but no longer had financial and operating control of Valera. As a condition of a private placement of preferred stock in December 2001, GP Strategies contractually gave up operating control over Valera through an Investors Rights Agreement. At December 31, 2005 the Company accounted for its investment in Valera's Series B convertible preferred stock under the cost method. On February 7, 2006 Valera completed an initial public offering of 3,862,500 shares of common stock at $9.00 per share. After giving effect to the conversion of the preferred stock into common stock and a 1 for 6 reverse stock split of common stock effected by Valera in connection with the offering, the Company's preferred shares were converted into common stock and the Company now owns 2,070,670 shares of common stock of Valera or approximately 14% of the currently outstanding shares of common stock as of June 30, 2006.

         Subsequent to Valera's initial public offering, the Company's investment in Valera's common stock became a marketable security and accordingly the investment, to the extent of shares available to be sold within a year at any balance sheet date under Rule 144 or an effective registration statement, is classified as available for sale securities and measured at fair value with the adjustment to fair value and changes therein to be retained by the Company recorded in other comprehensive income. The remainder of the investment is considered restricted and will continue to be carried at cost. In addition, if it is determined that the Company is no longer an affiliate, the shares would become freely tradable after the initial six month lock-up period. The Valera shares available for sale over the next 12 months at June 30, 2006 totaled 595,422. Two related parties, Bedford Oak Partners and Mr. Jerome I. Feldman, are entitled to receive 50% of any profit received from the sale, on a pro-rata basis, of 404,004 shares of Valera common stock in excess of $3.94 per share. The amounts payable to the related parties totaled $258,000 at June 30, 2006 and has been recorded as a liability within Accounts payable and accrued expenses on the June 30, 2006 balance sheet.

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

                           PART II. OTHER INFORMATION

Item 6.           Exhibits

                  a.       Exhibits

                           31.1 Certification of Chief Executive Officer of the Company dated August 14, 2006 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

                           31.2 Certification of Chief Financial Officer of the Company dated August 14, 2006 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

                           32.2 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated August 14, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

________

*Filed herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL PATENT DEVELOPMENT CORPORATION


DATE: August 14, 2006                   Jerome I. Feldman
                                        Chairman of the Board and
                                        Chief Executive Officer


DATE: August 14, 2006                   Scott N. Greenberg
                                        Chief Financial Officer