Form 10-Q
period 2006-09-30
NATIONAL PATENT DEVELOPMENT CORP
filed 2006-11-14
CIK 1279715

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of issuer's classes of common stock as of November 10, 2006:

      Common Stock                                17,859,016 shares

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                        Page No.

                          Part I. Financial Information

Item 1.      Financial Statements

             Condensed Consolidated Statements of Operations-
                Three Months and Nine months Ended
                September 30, 2006 and 2005 (Unaudited)                      1

             Condensed Consolidated Statements of Comprehensive Loss-
                Three Months and Nine months Ended
                September 30, 2006 and 2005 (Unaudited)                      2

             Condensed Consolidated Balance Sheets -
                September 30, 2006 (Unaudited) and December 31, 2005         3

             Condensed Consolidated Statements of Cash Flows -
                 Nine months Ended September 30, 2006
                 and 2005 (Unaudited)                                        4

             Notes to Condensed Consolidated Financial Statements            5

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         16

Item 3.      Quantitative and Qualitative Disclosure about Market Risk      26

Item 4.      Controls and Procedures                                        26

                           Part II. Other Information

Item 6.      Exhibits                                                       27

Signatures                                                                  28

4
                          PART I. FINANCIAL INFORMATION

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                       Three Months Ended                  Nine months Ended
                                                          September 30,                      September 30,
                                                        2006             2005               2006          2005
                                                        ----             ----               ----          ----
  Sales                                              $30,125          $28,940            $92,491         $90,686
  Cost of sales                                       25,090           24,992             76,369          76,087
                                                     -------          -------            -------         -------
  Gross margin                                         5,035            3,948             16,122          14,599

  Selling, general and administrative
    expenses                                          (4,819)          (5,091)           (14,874)        (15,873)
                                                    ---------        ---------         ----------      ----------

        Operating  profit (loss)                         216           (1,143)             1,248          (1,274)

  Interest expense                                      (391)            (396)            (1,234)         (1,223)
  Investment and other income                            101               27                178             298
                                                     -------          -------           --------        --------

       Income (loss) before income
       taxes and minority interest                       (74)          (1,512)               192          (2,199)

  Income tax (expense) benefit                          ( 68)            (478)              (446)            107
                                                    ---------       ----------         ----------        -------

       Loss before minority interest                    (142)          (1,034)             ( 254)         (2,092)

  Minority interest                                      (19)             249               (172)             92
                                                   ----------       ---------         -----------         ------

       Net loss                                     $   (161)        $   (785)          $   (426)     $   (2,000)
                                                    =========        =========          =========     ===========

  Net loss per share
       Basic and diluted                            $  (0.01)        $  (0.04)          $  (0.02)       $  (0.11)
                                                    =========        =========          =========       =========




          See accompanying notes to consolidated financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (in thousands)

                                                     Three Months Ended                 Nine months Ended
                                                        September 30,                     September 30,
                                                       2006          2005                2006          2005
                                                       ----          ----                ----          ----
  Net loss                                           $ (161)         $ (785)           $ (426)      $ (2,000)

  Other comprehensive income (loss),
  before tax:
  Net unrealized gain (loss) on
  available-for-sale-securities                        (393)            116             3,930            679
  Reclassification adjustment for
  (gain) on securities sold included in
   net loss                                              (7)                            (159)
  Net unrealized gain (loss) on interest rate
  swap,
  net of minority interest                              (95)            100               (29)           158
                                                   ---------       --------          ---------      --------

  Comprehensive income (loss)
  before tax                                            (649)           (576)            3,475         (1,322)

  Income tax (expense) benefit
  related to  items of other
  comprehensive income (loss)                             37             (41)               11            (66)
                                                    -------        ---------            -----         -------

  Comprehensive income (loss)                        $ (612)         $ (617)          $ 3,486       $ (1,388)
                                                     =======         =======          =======       =========






          See accompanying notes to consolidated financial statements.

                     NATIONAL PATENT DEVELOPMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                             September 30,        December 31,
                                                                                 2006                  2005
                                                                               ----                     ----
                                                                            (unaudited)
Assets
Current assets
Cash and cash equivalents                                                     $   4,885          $     5,115
Accounts receivable, less allowance
  for doubtful accounts of $539 and $480                                         15,674               12,083
Receivable from GP Strategies Corporation                                           537                1,142
Inventories                                                                      22,510               24,021
Prepaid expenses and other current assets                                           944                  997
Property held for sale                                                               -                   352
                                                                             ----------               ------
Total current assets                                                             44,550               43,170
Marketable securities available for sale                                            386                  477
Property, plant and equipment, net                                                2,914                3,085
Investment in Valera , including available
   for sale securities of $4,771 in 2006                                          5,789                1,590
Other assets                                                                      3,316                3,360
                                                                              ---------            ---------
Total assets                                                                    $56,955              $52,222
                                                                                =======              =======
Liabilities and stockholders' equity
Current liabilities
Current maturities of long-term debt                                           $    101              $   291
Short term borrowings                                                            18,820               20,764
Accounts payable and accrued expenses                                            12,817                9,566
                                                                               --------               ------
Total current liabilities                                                        31,738               30,621

Long-term debt less current maturities                                            1,030                1,106
Other liabilities                                                                   288                  279
Interest rate collar, at market                                                                           20

Minority interest                                                                 1,889                1,727

Stockholders' equity
Common Stock                                                                        178                  178
Additional paid-in capital                                                       25,976               25,921
Accumulated deficit                                                              (8,188)              (7,762)
Accumulated other comprehensive income                                            4,044                  132
                                                                          -------------             --------
Total stockholders' equity                                                       22,010               18,469
                                                                             ----------             --------
Total liabilities and stockholders' equity                                      $56,955              $52,222
                                                                                =======              =======

          See accompanying notes to consolidated financial statements.


            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                      Nine months Ended
                                                                                        September 30,
                                                                                       2006              2005
                                                                                       ----              ----
   Cash flows from operations:
   Net loss                                                                         $ (426)         $ (2,000)
   Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
   Depreciation and amortization                                                       440               461
   Minority interest                                                                   172               (91)
   Expenses paid in common stock                                                        55
   Services provided by GP Strategies applied to repayment of    receivable            666
   Deferred income taxes                                                               214
   Net gain on marketable securities                                                                    (159)
   Loss on disposal of fixed assets                                                                      276
   Changes in other operating items                                                  1,128            (1,699)
                                                                                    ------        -----------
   Net cash provided by (used in) operations                                         2,249            (3,212)
                                                                                     -----            -------

   Cash flows from investing activities:
   Additions to property, plant and equipment, net                                    (269)           (1,012)
   Proceeds from sale of investments                                                                   1,351
   Proceeds from sale of fixed assets                                                _____             1,514
                                                                                     -----             -----
   Net cash (used in) provided by investing activities                                (269)            1,853
                                                                                      -----            -----

   Cash flows from financing activities:
   Distribution to GP Strategies                                                                         (91)
   Contribution from GP Strategies                                                       -             5,000

   (Repayment of)  proceeds from short-term borrowings                              (1,944)            3,188
   Repayment of long-term debt                                                        (266)           (3,026)
                                                                                    -------         ---------
   Net cash (used in) provided by financing activities                             ( 2,210)            5,071
                                                                                  ---------         --------

   Net (decrease) increase in cash and cash equivalents                               (230)            3,712
   Cash and cash equivalents at beginning of period                                  5,115             2,087
                                                                                ----------        ----------
   Cash and cash equivalents at end of period                                       $4,885            $5,799
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


            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)



1.       Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2006 and the Condensed Consolidated Statements of Operations, Comprehensive Income
(Loss) and Cash Flows for the three months and nine months ended September 30, 2006 and 2005 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2006 interim periods are not necessarily indicative of results to be expected for the entire year.

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

Shipping and handling costs. Shipping and handling costs are included as a part of selling, general and administrative expense. These cost amounted to $1,273,000, $1,356,000, $3,818,000 and $3,913,000, for the three months and nine months ended September 30, 2006 and 2005, respectively.

Inventories. Inventories are valued at the lower of cost, using the first-in, first-out method, or market.

Derivatives and hedging activities. The interest rate swap and interest rate collar entered into by the Five Star in connection with its Loan and Security Agreement (see Note 5) is being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. During the quarter and nine months ended September 30, 2006 the Company recognized a gain of $27,000 and $11,000, respectively, as part of other income, for the changes in the fair value of the interest rate collar. During the quarter and nine months ended September 30, 2005 the Company recognized a loss of $14,000 and $4,000, respectively, as part of other income, for the changes in the fair value of the interest rate collar.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)," which requires employers to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company has no defined benefit pension plans.

Also in September 2006, FASB issued SFAS No. 157, "Fair Value Measurements'" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The company is assessing SFAS No. 157 and has not determined yet the impact that the adoption of SFAS No. 157 will have on its result of operations or financial position.

2.       Stock based compensation

The Company and Five Star have stock-based compensation plans for employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock shares, and other stock-based awards. The plans are administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors. Effective January 1, 2006, the Company and Five Star adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123R"), utilizing the modified prospective method whereby prior periods will not be restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended by related interpretations of the FASB. Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation", which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. As of September 30, 2006, no awards have been granted under the Company's plan. In addition, during the nine months ended September 30, 2006, Five Star did not grant any stock options or any other stock-based awards under its plan, and therefore the adoption of this pronouncement did not have any effect on the Company's consolidated results of operations for the three and nine month periods ended September 30, 2006.

At September 30, 2006, Five Star had 1,100,000 options outstanding of which 1,070,000 were exercisable under its stock option plan with an aggregate weighted average price of $0.14 per share and a contractual remaining life of
0.3 years. The aggregate intrinsic value of the options outstanding at September 30, 2006 was $40,000. During the nine months ended September 30, 2006, there were no option exercises, forfeitures or expirations.

The following table provides the pro forma effect on net earnings as if the fair-value-based measurement method had been applied to all stock-based compensation for the three months and nine months ended September 30, 2005 (in thousands, except per share amounts):


                                     Three Months Ended     Nine months Ended
                                       September 30,          September 30,
                                             2005                    2005
                                             ----                    ----
Net loss - As reported                   $ (785)               $ (2,000)
Compensation expense, net of tax
  Five Star stock options                    (2)                     (5)
                                         -------                 -------
  Pro forma net loss                       (787)               $ (2,005)
Basic and diluted loss per share
  As reported                            $ (.04)               $  (.11)
  Pro forma net loss per share           $ (.04)               $  (.11)


3.       Per share data

Basic and diluted loss per share for the three months and nine months ended September 30, 2006 and 2005 is based upon the actual number of National Patent Development shares outstanding during the periods. Outstanding warrants to acquire 1,423,887 common shares issued in December 2004 were not included in the 2006 and 2005 diluted computation, as their effect would be anti-dilutive. In addition, the diluted computation was not effected by Five Star's outstanding options.

Loss per share for the three months and nine months ended September 30, 2006 and 2005 are as follows (in thousands, except per share amounts):


                                                  Three Months Ended                Nine months Ended
                                                    September 30,                     September 30,
                                                 2006           2005               2006           2005
                                                 ----           ----               ----           ----
  Basic and Diluted EPS
  Net loss                                     $  (161)       $  (785)             $ (426)     $ (2,000)
  Weighted average shares
    outstanding, basic and diluted              17,848         17,810              17,836        17,804
  Basic and diluted loss per share              $ (.01)        $ (.04)            $  (.02)     $   (.11)


4.       Long-term debt

Long-term debt

Long-term debt is comprised of the following (in thousands):

                                           September 30,       December 31,
                                                  2006           2005
                                               -------        -------
  MXL Pennsylvania Mortgage (a)                 $1,130         $1,205
  Other debt                                                      186
  Capital lease obligations                          1              6
                                             ---------       --------
                                                 1,131          1,397
  Less current maturities                         (101)          (291)
                                              ---------         ------
                                                $1,030         $1,106

(a) On March 8, 2001, MXL mortgaged its real estate and fixtures on its property in Pennsylvania for $1,680,000. The loan requires monthly repayments of $8,333 plus interest at 2.5% above the one month LIBOR rate and matures on March 8, 2011, when the remaining amount outstanding of approximately $680,000 is due in full. The loan is guaranteed by GP Strategies.

5.       Short term borrowings

Five Star short-term borrowings

In 2003, Five Star obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (7.57% at September 30, 2006) for borrowings not to exceed $15,000,000 and the prime rate (8.25% at September 30, 2006) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At September 30, 2006 and December 31, 2005, approximately $17,870,000 and $19,764,000 was outstanding under the Loan Agreement and approximately $6,286,000 and $1,451,000 was available to be borrowed, respectively. Substantially all of Five Star's assets are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of September 30, 2006, Five Star was in compliance with all required covenants.

In connection with the Loan Agreement, Five Star also entered into a derivative transaction with the Lender. The derivative transaction is an interest rate swap and has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount. The fair value of the interest rate swap amounted to $351,000 and 395,000 at September 30, 2006 and December 31, 2005, respectively, and is included in other assets in the accompanying balance sheets.

On June 17, 2004, Five Star also entered into a derivative interest rate collar transaction for the period from July 1, 2004 through June 30, 2008 on notional principal of $12,000,000. The transaction consists of an interest rate floor of 2.25%, whereby if LIBOR is below 2.25%, the Lender will pay to Five Star the difference between LIBOR and 2.25%, on the same notional principal amount. The transaction also consists of an interest rate cap of 5.75%, whereby if LIBOR is above 5.75%, Five Star will pay to the Lender the difference between LIBOR and 5.75%, on the same notional principal amount.

MXL short-term borrowings

On March 1, 2005, MXL obtained a Line of Credit Loan (the "MXL Line") from M&T Bank with a one year term, maturing on March 1, 2006, which has been extended to June 30, 2007 on the same terms. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL's eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%. The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly. National Patent Development has guaranteed the MXL Line. At September 30, 2006, $950,000 was outstanding under the MXL Line and $50,000 was available to be borrowed. The MXL Line contains certain financial covenants, most significant being a cash flow coverage ratio of 1.25 to 1.00, which is calculated annually at December 31.

6.       Inventories

Inventories are comprised of the following (in thousands):

                            September 30, 2006            December 31, 2005
                            ------------------            -----------------
   Raw materials             $      394                 $      386
   Work in process                  161                        113
   Finished goods                21,955                     23,522
                                -------                   --------
                                $22,510                    $24,021
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

In 2003, Valera completed a private placement offering pursuant to which Valera raised approximately $13.5 million in gross proceeds from the sale of Series B convertible preferred stock. As part of such transaction, GP Strategies was granted an option until March 31, 2004, to purchase up to $5 million of the Series B convertible preferred stock at the offering price of $0.725 per share, which was subsequently verbally extended to June 30, 2004. On June 30, 2004, GP Strategies transferred a portion of its option to an institutional investor, who exercised such option and purchased from Valera 3,448,276 shares of Series B convertible preferred stock for $0.725 per share. The balance of the option expired unexercised. In consideration of such transfer, such institutional investor granted the Company an option until October 28, 2004 to purchase up to 2,068,966 shares of Series B convertible preferred stock owned by such institutional investor for prices ranging from $0.725 to $0.7685 per share. The Company exercised such option on October 28, 2004 at a price of $0.7685 per share, for an aggregate exercise price of $1,590,000. On November 12, 2004, the Company obtained the funds necessary to pay the exercise price (see Note 9 (a)). On August 16, 2004, Valera sold 11,600,000 shares of Series C convertible preferred stock and received gross proceeds of $11.6 million. As of December 31, 2005, the Company owned 10,000,000 shares of Valera common stock and 2,068,966 shares of Valera series B convertible preferred stock. Assuming conversion of all of the outstanding shares of Series A, Series B and Series C convertible preferred stock and exercise of stock options held by employees of Valera at December 31, 2005, the Company would own approximately 18% of Valera. On February 7, 2006 Valera completed an initial public offering of 3,862,500 shares of common stock at $9.00 per share. All the convertible preferred stock outstanding at the time of the offering, including accrued dividends, automatically converted into common stock. In addition, Valera effected a 1 for 6 reverse split of common stock. Subsequent to the public offering after giving effect to the conversion of the Series B preferred stock and the reverse split the Company owned 2,070,670 shares of Valera common stock or approximately 14% of the outstanding shares of common stock. The Company entered into a lock-up agreement with the underwriters of the public offering which restricted the Company from selling or otherwise disposing of its shares of Valera common stock until August 16, 2006.

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

As a result of the initial public offering, the Company's investment in Valera's common stock became a marketable security and accordingly, the investment, to the extent of shares available to be sold within a year at any balance sheet date under Rule 144 or an effective registration statement, has been classified as available for sale securities and measured at fair value with the adjustment to fair value and changes therein to be retained by the Company recorded in other comprehensive income. The remainder of the investment is considered restricted and will continue to be carried at cost. In addition, if it is determined that the Company is no longer an affiliate, the shares would become freely tradable after the initial six month lock-up period. The Valera shares available for sale over the next 12 months at September 30, 2006 totaled 744,277 and resulted in an unrealized gain of $4,019,000 being included in accumulated other comprehensive income as of such date. Two related parties, Bedford Oak Partners and Mr. Jerome I. Feldman, are entitled to receive 50% of any profit received from the sale, on a pro-rata basis, of 404,004 shares of Valera common stock in excess of $3.94 per share (see Note 9(a)). The unrealized profit on Valera shares available for sale at September 30, 2006 which would be payable to the related parties upon sale totaled $179,000, which is included in Accounts payable and accrued expenses on the September 30, 2006 balance sheet.

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

The Five Star Segment, distributes paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products on a regional basis.

The following tables set forth the sales and operating income (loss) of each of the Company's operating segments (in thousands):



                                         Three Months Ended                     Nine months Ended
                                            September 30,                        September 30,
                                        2006           2005                  2006          2005
                                        ----           ----                  ----          ----
      Sales
      Five Star                        $27,666         $26,899               $85,556       $84,717
      MXL                                2,459           2,041                 6,935         5,969
                                     ---------       ---------             ---------     ---------
                                       $30,125         $28,940               $92,491       $90,686


                                       Three Months Ended                      Nine months Ended
                                            September 30,                        September 30,
                                        2006            2005                 2006           2005
                                        ----            ----                 ----           ----
      Segment operating income
      (loss)
      Five Star                         $  518          $  (722)             $ 2,229         $ 937
      MXL                                  119               83                  324          (623)
                                     ---------         --------              -------      ---------
                                         $ 637           $ (639)             $ 2,553         $ 314

A reconciliation of the segment operating income (loss) to income (loss) before income tax (expense) benefit and minority interests in the condensed consolidated statements of operations is shown below (in thousands):

                                                      Three Months Ended                Nine months Ended
                                                         September 30,                    September 30,
                                                         2006          2005               2006           2005
                                                         ----          ----               ----           ----
    Segment operating income  (loss)                     $637         $(639)            $2,553           $314
    Corporate and other general and
    administrative expenses                              (421)         (504)            (1,305)        (1,588)
    Interest expense                                     (391)         (396)            (1,234)        (1,223)
    Investment and other income                           101            27                178            298
                                                          ---       -------         ----------     ----------
    Income (loss) before income tax
       expense and minority interests                    $(74)      $(1,512)            $  192      $  (2,199)


9. Related party transactions

(a) On November 12, 2004, the Company entered into an agreement to borrow approximately $1,022,000 from Bedford Oak Partners, which is controlled by Harvey P. Eisen, a director of the Company, and approximately $568,000 from Jerome I. Feldman, who is Chairman and Chief Executive Officer of the Company, to exercise the option to purchase Series B Convertible Preferred shares of Valera. The loans bore interest at 6% per annum, were scheduled to mature on October 31, 2009, and were secured by all shares of Valera owned by the Company, including the purchased shares. Bedford Oak Partners and Jerome I. Feldman are entitled to receive 50% of any profit received by the Company from the sale on a pro-rata basis of the Valera purchased shares. On January 11, 2005, the Company prepaid the loans, including accrued interest of approximately $16,000, to Bedford Oak Partners and Jerome I. Feldman out of the proceeds from the claims relating to the Learning Technologies acquisition.

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

Effective July 1, 2005, GP Strategies and the Company amended the above management agreement. Pursuant to the amendment, the Company will pay GP Strategies an annual fee of not less than $970,000 as compensation for these services, payable in equal monthly installments. The Company incurred a fee of $221,000 and $653,000 for the three and nine months ended September 30, 2006, respectively, and $230,000 for the period July 1, 2005 through September 30, 2005, including approximately 80% of the cost of the compensation and benefits required to be provided by GP Strategies to Jerome Feldman, who serves as the Company's Chief Executive Officer. Such fee shall be increased by 80% of any increase of the cost of the compensation and benefits required to be provided by GP Strategies to Mr. Feldman; in addition, the Company shall remain liable for paying to GP Strategies 80% of the cost of the compensation and benefits required to be provided by GP Strategies to Mr. Feldman if the management agreement expires, is terminated, or is otherwise not extended through May 31, 2007. The Company also occupies a portion of corporate office space leased by GP Strategies. The Company compensates GP Strategies approximately an additional $205,000 annually for use of this space. GP Strategies' lease extends through December 31, 2006.

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

MXL manufactures and sells its products to various commercial and government customers, who utilize MXL's parts to manufacture products that will be ultimately delivered to the end-user. MXL's government customers include various offices of the Department of Defense, while MXL's commercial customers are primarily in the recreation, safety, and security industries. Some of MXL's consumer based products are considered to be at the high-end of their respective markets. As a result, sales of MXL's products may decline together with a decline in discretionary consumer spending; therefore a key performance indicator that the Company's management uses to manage the business is the level of discretionary spending in key markets, specifically the United States and Japan. Other key performance measures used by the Company's management to run the business include:

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

Five Star has also established a presence in the Mid-Atlantic States, servicing customers as far south as North Carolina. Five Star services this territory from its existing New Jersey warehouse, enabling Five Star to leverage its fixed costs over a broader revenue base. To further expand, Five Star will attempt to grow its revenue base in the Mid-Atlantic States, to acquire complementary distributors and to expand the distribution of its use of private-label products sold under the "Five Star" name.

Operating Highlights

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

For the three months ended September 30, 2006, the Company had a loss before income tax expense and minority interest of $74,000 compared to a loss before income tax expense and minority interest of $1,512,000 for the three months ended September 30, 2005. The reduced loss is primarily a result of significantly improved operating profits at Five Star, which increased by $1,240,000, as well as marginally increased profitability at MXL. In addition, the Company had reduced general and administrative expenses at the corporate level by $83,000 and increased investment and other income by $74,000.

Sales

                                                  Three months
                                              ended September 30,
                                            2006                 2005
                                            ----                 ----
     Five Star                            $27,666,000          $26,899,000
     MXL                                    2,459,000            2,041,000
                                        -------------        -------------
                                          $30,125,000          $28,940,000

The increase in Five Star sales of $767,000 or 3% was primarily the result of increased prices and reduced sales discounts offered to existing customers.

The increase in MXL sales of $418,000 was a result of increased sales volume and prices from existing customers resulting from a concerted effort to expand sales opportunities with existing customers.

Gross margin

                                  Three months ended
                                    September 30,
                  --------------- --------- ----------------- ----------
                      2006             %          2005            %
                  --------             -      --------            -
   Five Star        $4,459,000        16.1       $3,429,000      12.7
   MXL                 576,000        23.4          519,000      25.4
                  ------------      ------     ------------    ------
                    $5,035,000        13.1       $3,948,000      13.6
                    ----------        ----       ----------      ----

Five Star's gross margin of $4,459,000, or 16.1% of net sales, for the quarter ended September 30, 2006 increased by $1,030,000 when compared to $3,429,000, or 12.7% of net sales, for the quarter ended September 30, 2005. The increase in gross margin and gross margin percentage for the quarter ended September 30, 2006 was a result of increased sales during the three months ended September 30, 2006 as well as the following factors which occurred in the quarter ended September 30, 2005; (i) an unfavorable shift in the product mix sold, (ii) lower prices due to competition, (iii) an increase in pricing by vendors, and some resistance to price increases by customers, (iv) reduced promotional discounts from vendors as a result of Five Star's decision to reduce inventory levels.

MXL's gross margin of $576,000, or 23.4% of sales, for the quarter ended September 30, 2006 increased by $57,000 when compared to gross profit of $519,000, or 25.4% of sales, for the quarter ended September 30, 2005, as a result of increased sales, partially offset by reduced gross margin percentage due to increased production and facility related costs.

Selling, general, and administrative expenses

For the three months ended September 30, 2006, selling, general and administrative expenses decreased by $272,000 from $5,091,000 for the three months ended September 30, 2005 to $4,819,000 for the three months ended September 30, 2006. The decrease in selling, general and administrative expenses was primarily attributable to the following; (i) reduced general and administrative expenses of $83,000 at the Company corporate level and (ii) reduced selling, general and administrative expenses at Five Star of $209,000 primarily attributable to an overall effort to reduce selling, general and administrative expenses,

Investment and other income, net

National Patent Development recognized net investment and other income of $101,000 for the three months ended September 30, 2006, compared to $27,000 for the three months ended September 30, 2005. Investment and other income, net includes interest income, investment income, and recognition of a gain or loss for the change in the fair value of the Five Star's interest rate collar. The increase of $74,000 is primarily attributable to the change in the fair value of Five Star's interest rate collar as well as increased interest income.

Income taxes

For the three months ended September 30, 2006 and 2005, although the Company had a consolidated pre-tax loss for the periods, the Company recorded an income tax expense of $68,000 and $478,000, respectively, due to recording income tax expense on the income of Five Star, a 64% owned subsidiary, which is not included in the Company's consolidated return and not recording income tax benefit for the losses of National Patent and MXL.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

For the nine months ended September 30, 2006, the Company had income before income tax expense and minority interest of $192,000 compared to a loss before income tax expense and minority interest of $2,199,000 for the nine months ended September 30, 2005. The change to pre-tax income is primarily a result of the following; (i) increased operating income of $1,292,000 at Five Star and $947,000 at MXL, (ii) reduced corporate and other general and administrative expenses of $283,000 and (iii) reduced Investment and other income of $120,000. Sales

                                              Nine months
                                          ended September 30,
                                        2006                 2005
                                        ----                 ----
 Five Star                            $85,556,000          $84,717,000
 MXL                                    6,935,000            5,969,000
                                    -------------        -------------
                                      $92,491,000          $90,686,000

The increase in Five Star sales of $839,000 was primarily the result of increased prices passed on to Five Star's customers as well as reduced sales discounts.

The increase in MXL sales of $966,000 was primarily a result of increased sales volume and increase in prices to existing customers resulting from a concerted effort to expand sales opportunities with existing customers.

Gross margin

                                  Nine months ended
                                     September 30,
                    -----------------------------------------------------
                    -------------- --------- ----------------- ----------
                       2005             %          2005            %
                    -------             -      --------            -
 Five Star          $14,319,000        16.7      $13,437,000      15.9
 MXL                  1,803,000        26.0        1,162,000      19.5
                    -----------      ------    -------------    ------
                    $16,122,000        17.4      $14,599,000      16.1
                    -----------        ----      -----------      ----

Five Star's gross margin of $14,319,000, or 16.7% of net sales, for the nine months ended September 30, 2006 increased by $882,000 when compared to

$13,437,000, or 15.9% of net sales, for the nine months ended September 30, 2005. The increased gross margin amount was the result of an increased gross margin percentage, as well as increased sales volume. The increased gross margin percentage for the nine months ended September 30, 2006 was primarily the result of Five Star's ability to effectively pass price increases on to its customers in 2006.

MXL's gross margin of $1,803,000 or 26% of sales, for the nine months ended September 30, 2006 increased by $641,000 when compared to gross margin of $1,162,000, or 19.5% of sales, for the nine months ended September 30, 2005, mainly due to the following; (i) increased margins in all product lines due to increased pricing, (ii) improved product mix, (iii) reduced costs due to exiting the Massachusetts facility and the consolidation of all MXL's injection molding and precision coating operations at its Lancaster PA facility, and (iv) increased sales.

Selling, general, and administrative expenses

For the nine months ended September 30, 2006, selling, general and administrative expenses decreased by $999,000 from $15,873,000 for the nine months ended September 30, 2005 to $14,874,000 for the nine months ended September 30, 2006 due to the following; (i) reduced general and administrative expenses of $283,000 at the Company's corporate level, (ii) reduced selling, general and administrative expenses at Five Star of $410,000, attributable to a $175,000 recovery of bad debts written-off in prior years and reduced selling and delivery expenses (iii) reduced selling, general and administrative expenses of $330,000 at MXL, primarily due to reduced facility costs related to closing of the Massachusetts facility in 2005, as well as increased operating efficiencies. In addition, for the nine months ended September 30, 2005 the Company incurred a loss of $140,000, based upon the final proceeds from the sale of the Illinois facility, net of commissions, taxes and other closing costs. This loss is included as part of selling, general and administrative expenses on the consolidated statement of operation for the period.

Investment and other income, net.

National Patent Development recognized investment and other income of $178,000 for the nine months ended September 30, 2006 as compared to $298,000 the nine months ended September 30, 2005. The reduced Investment and other income is mainly due to the following; (i) a gain on sale of Millennium Cell, Inc. common stock of $192,000 during the nine months ended September 30, 2005, (ii) a loss on the sale of Avenue Entertainment Group, Inc common stock of $33,000 during the nine months ended September 30, 2005, (iii) increased interest income for the nine months ended September 30, 2006.

Income taxes

For the nine months ended September 30, 2006 and 2005, the Company recorded an income tax expense of $446,000 and an income tax benefit of $107,000, respectively, which represents the Company's applicable federal, state and local tax expense and benefit for the periods. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due to (i) recording income tax expense on the income of Five Star, a 64% owned subsidiary, which is not included in the Company's consolidated return and (ii) not recording income tax benefit for the losses of the Company and MXL.

Liquidity and capital resources

At September 30, 2006, the Company had cash and cash equivalents of $4,885,000. The Company believes that cash anticipated to be generated from operations and borrowing availability under existing credit agreements will be sufficient to fund the Company's working capital requirements for at least the next twelve months.

For the nine months ended September 30, 2006, the Company's working capital increased by $263,000 to $12,812,000 from $12,549,000 as of December 31, 2005.
The working capital increase was primarily a result of increased accounts receivable, partially offset by increased accounts payable and accrued expenses.

The decrease in cash and cash equivalents of $230,000 for the nine months ended September 30, 2006 resulted from the following: (i) net cash provided by operations of $2,249,000, due primarily to a net loss of $426,000, an increase in accounts receivable of $3,652,000, partially offset by an increase in accounts payable and accrued expenses of $3,071,000 and reduced inventory of $1,511,000; (ii) net cash used in investing activities of $269,000 consisting of additions to property, plant and equipment, ; and (iii) net cash used in financing activities of $2,210,000, consisting of repayments of short term borrowings of $1,944,000 and repayments of long-term debt of $266,000.

In 2003, Five Star entered into a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended in August 1, 2005 provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (7.57% at September 30, 2006) for borrowings not to exceed $15,000,000 and the prime rate (8.25% at September 30, 2006) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At September 30, 2006 and December 31, 2005, approximately $17,870,000 and $19,764,000 was outstanding under the Loan Agreement and approximately $6,286,000 and $1,451,000 was available to be borrowed, respectively. Substantially all of Five Star's assets are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of September 30, 2006 Five Star was in compliance with all required covenants. The following table sets forth the significant debt covenants at September 30, 2006:


Covenant                                 Required                               Calculated
--------                                 --------                               ----------
Minimum tangible net worth               $6,000,000                             $7,846,000
Debt to tangible net worth               < 6                                    2.28
Fixed charge coverage                    >1.1                                   1.68
Quarterly income                         No loss in consecutive quarters        $278,000 -first quarter income
                                                                                $148,000- second quarter income
                                                                                $51,000- third quarter income

On March 1, 2005, MXL obtained a Line of Credit Loan (the "MXL Line") from M&T Bank with a one year term, maturing on March 1, 2006, which has been extended to June 30, 2007 on the same terms. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL's eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%. The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly. The Company has guaranteed the MXL Line. At September 30, 2006, $950,000 was outstanding under the MXL Line and $50,000 was available to be borrowed. The MXL Line contains certain financial covenants, most significant being a cash flow coverage ratio of 1.25 to 1.00, which is calculated annually at December 31.

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

Valuation of accounts receivable

Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks. Measurement of such losses requires consideration of National Patent Development's historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions. The allowance for doubtful accounts as a percentage of total gross trade receivables was 3.3% and 3.9% at September 30, 2006 and December 31, 2005, respectively.

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

As of September 30, 2006, National Patent Development holds undeveloped land in Pawling, New York with a carrying amount of approximately $2.5 million and in East Killingly, Connecticut with a carrying amount of approximately $0.4 million, which management believes is less than its fair value, less cost of sale.

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

The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management considers factors such as reversal of deferred income tax liabilities, projected future taxable income, tax planning strategies, changes in tax law and other factors. A change to these factors could impact the estimated valuation allowance and income tax expense.

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

                           PART II. OTHER INFORMATION

Item 6.           Exhibits

                  a.       Exhibits

                           31.1 Certification of Chief Executive Officer of the Company dated November 14, 2006 pursuant to Securities and Exchange Act Rule
                           13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

                           31.2 Certification of Chief Financial Officer of the Company dated November 14, 2006 pursuant to Securities and Exchange Act Rule
                           13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

                           32.2 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated November 14, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

________

*Filed herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL PATENT DEVELOPMENT CORPORATION


DATE: November 14, 2006                 Jerome I. Feldman
                                        Chairman of the Board and
                                        Chief Executive Officer


DATE: November 14, 2006                 Scott N. Greenberg
                                        Chief Financial Officer