Form 10-K
period 2006-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 2007-04-03
CIK 1279715

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

                       Commission file Number: 333-118568

                     NATIONAL PATENT DEVELOPMENT CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                     13-4005439
-----------------------------------------      ---------------------------------
   (State or Other Jurisdiction of               IRS Employer Identification
   Incorporation or Organization)                          Number)

                 777 Westchester Avenue, White Plains, NY 10604
             (Address of Principal Executive Offices, including Zip
                                      Code)

                                 (914) 249-9700
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:                None

Securities registered pursuant to Section 12(g) of the Act:
                                                 Common Stock, $.01 Par Value
                                                 ----------------------------
                                                          (Title of Class)

     Indicate by check mark if the registrant is a well-known  seasoned  issuer,
as defined in Rule 405 of the Securities Act. Yes x    No

     Indicate by check mark if the  registrant  is not  required to file reports
pursuant to Section 13 or 15(d) of the Act. Yes x    No

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes x     No

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

         Large accelerated filer  Accelerated filer  Non-accelerated filer x

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). Yes      No x

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant's most recently completed second quarter, is $18,979,726

         As of March 16, 2007, 17,966,070 shares of the registrant's common stock were outstanding.

         Portions of the registrant's definitive Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS
                                                                            Page
                                     PART I


Item 1.    Business.........................................................  1
Item 1A.   Risk Factors.......................................................12
Item 1B.   Unresolved Staff Comments..........................................14
Item 2.    Properties........................................................14
Item 3.    Legal Proceedings.................................................15
Item 4.    Submission of Matters to a Vote of Security Holders...............15


                                     PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities.................16
Item 6.    Selected Financial Data...........................................17
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation....................18
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........32
Item 8.    Financial Statements and Supplementary Data.......................33
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................72
Item 9A.   Controls and Procedures...........................................72
Item 9B.   Other Information.................................................72

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance.............73
Item 11.  Executive Compensation.............................................73
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.........................73
Item 13.  Certain Relationships and Related Transactions, and
          Director Independence..............................................73
Item 14.  Principal Accountant Fees and Services.............................73

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules.........................74

SIGNATURES...................................................................75

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We use words such as "expects", "intends", "believes", "may", "will" and "anticipates" to indicate forward-looking statements.

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed below under "Risk Factors"; an unexpected decline in revenue and/or net income derived by the Company's wholly-owned subsidiary, MXL Industries, Inc., or by its majority-owned subsidiary, Five Star Products, Inc,. due to the loss of business from significant customers or otherwise. In addition, MXL is dependant on the availability and pricing of plastic resin, principally polycarbonate, and Five Star is subject to the intense competition in the do-it -yourself industry.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under Item 1A - Risk Factors and those other risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the United States Securities and Exchange Commission (the "SEC"). We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

PART I

Item 1:       Business

 General Development of Business

         National Patent Development Corporation (the "Company", "we" or "us") was incorporated on March 10, 1998 as a wholly-owned subsidiary of GP Strategies Corporation ("GP Strategies"). The Company common stock is quoted on the OTC Bulletin Board and is traded under the symbol NPDV.OB.

         On July 30, 2004, GP Strategies contributed its ownership interests in its optical plastics and home improvement distribution businesses, as well as other non-core assets, to the Company in exchange for common stock of the Company. The separation of these businesses was accomplished through a pro-rata distribution (the "Distribution" or "spin-off") of 100% of the outstanding common stock of the Company to the stockholders of GP Strategies on November 18, 2004, the record date of the Distribution. On November 24, 2004, holders of record received one share of the Company's common stock for each share of GP Strategies common stock or Class B capital stock owned.

         The Company owns and operates the optical plastics business through its wholly-owned subsidiary, MXL Industries, Inc. ("MXL"), the home improvement distribution business through its majority owned subsidiary Five Star Products, Inc. ("Five Star") and also owns certain other non-core assets, including:

     o an investment in Millennium Cell, Inc., a Nasdaq Capital Market listed company that develops hydrogen battery technology through a patented chemical process that stores and delivers hydrogen energy to power portable devices;

     o an approximately 14% equity interest in Valera Pharmaceuticals, Inc., a Nasdaq Global Market listed specialty pharmaceutical company that develops, acquires and commercializes products for the treatment of urological and endocrine conditions, diseases and

     o    certain real estate.

Company Information Available

         The Company makes available free of charge, its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendment to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC upon written request to the Company's Secretary in writing to the following address: National Patent Development Corporation, Attn:
Secretary, 777 Westchester Avenue, White Plains, NY 10604.

MXL Industries

General

         Our wholly-owned subsidiary, MXL, is a molder and precision coater of optical plastics. MXL is a specialist in the manufacture of polycarbonate parts requiring adherence to strict optical quality specifications, and in the application of abrasion and fog resistant coatings to those parts. Polycarbonate is the most impact resistant plastic utilized in optical quality molded parts. MXL's products include shields, face masks, security domes, and non-optical plastic products, produced for over 50 clients in the safety, recreation, security, and military industries. MXL also produces custom molded and decorated products manufactured out of acrylic. Additionally, MXL's Illinois operations had the capability to design and construct injection molds for a variety of applications (optical and non-optical). In January 2007, MXL decided to close its Illinois facility in the first quarter of 2007, and ceased operations at the facility on February 27, 2007.

         Established almost forty years ago, MXL is a speciality coater of polycarbonate and acrylic parts. A growing insistence on quality coating results led MXL to also establish itself as a specialist in the injection molding of optical quality polycarbonate, thus enabling MXL to control the process from start to finish. At its Lancaster, PA facility, molding machines are housed in a climate controlled clean environment designed and built by MXL.

         MXL's contracts in the military and commercial arena often require either vacuum deposited beam-splitter coatings, vacuum deposited anti-reflective coatings, laser eye protection, or a combination of these technologies in addition to MXL's historic capabilities of providing difficult and optically correct molded and coated components. Prior to the acquisition of the equipment and intellectual property assets from AOtec, MXL was required to enter into subcontracting arrangements to secure these technologies. The laser eye protection technology, vacuum deposition processing, and equipment acquired from AOtec, has enabled MXL to better service purchase orders for precision pilot visors for next generation military fighter and attack aircraft, which require beam-splitter coatings, anti-reflective coatings and/or laser eye protection.

         MXL has earned a reputation as a toolmaker, molder and coater for optical quality products in the United States by consistently meeting its customer's requirements, even in the case of the most difficult designs and compound curve optics. This expertise has allowed MXL to expand its customer base beyond the United States to Japan, the United Kingdom, Europe, the Middle East, Mexico, Canada, Australia and other locales.

         MXL's net sales in the regions it does business for the years ended December 31, 2006, 2005 and 2004, based upon the customers' locations, are as follows (in thousands):

                                Year Ended December 31,
                           ---------------------------------------
                           --------- --------------- -------------
                               2006            2005          2004
                               ----            ----          ----
                           --------- --------------- -------------

        United States        $7,025          $5,724        $5,662
        Far East              1,372           1,376         1,288
        Other                   599             815         1,291
                           --------  --------------  ------------
        Total                $8,996          $7,915        $8,241
                             ======          ======        ======

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

Business Strengths

         MXL has earned a reputation as one the foremost toolmakers, molders and coaters for optical quality products in the Unites States by consistently meeting its customers' requirements, even in the case of the most difficult designs and compound curve optics.

         As a pioneer in the optical plastic coating business, MXL offers input based on our extensive manufacturing experience. MXL has spent almost 40 years developing and perfecting its coating technology and materials.

         The market for optical injection molding, tooling and coating is focused, leading to intense competition. The following are major competitive strengths and characteristics of MXL.

     o Reputation for Quality and Service. MXL's on-going commitment to quality has enabled it to meet the rigorous requirements of its most valued customers and has earned it a reputation as the premier optical injection molder in the industry. MXL has a reputation for on-time delivery, and its return rate is exceptionally low, representing only 1.5% of sales volume. As these customers continue to focus on product quality, MXL's past performance and long-term improvement programs should further strengthen customer relationships.

     o Superior Technical Skills and Expertise. The engineering experience of MXL's senior management has enabled MXL to take advantage of state-of-the-art injection molding technology and effectively develop cost-effective and efficient production facilities. MXL's proprietary HYDRON(R) permanent anti-fog coating absorbs moisture to form a barrier against fogging.

     o ISO 9001:2000 Registration. MXL's Pennsylvania facility is ISO 9001:2000 certified-a universally accepted quality assurance designation indicating the highest quality manufacturing standards. A certification by the International Standards Organization means that a company maintains a quality system that is regularly assessed for compliance to ISO standards. Meeting the ISO standard of quality confirms MXL's commitment to manufacturing excellence.

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

     o Attractive Growth Opportunities. With the leadership of the senior management, MXL is poised to enter any plastic molding and coating business. Its acquisition of certain of the AOtec assets was a logical extension of its position as a significant provider of optical quality injection molds by allowing MXL to further expand its business into the military arena. MXL believes that the combination of its proprietary "Anti-Fog" coating, the addition of a photochromatic coating in 2007, precise processing of the "Anti-Scratch" coatings, precise molding and proprietary grinding and polishing methods for its injection tools as well as its vacuum deposited anti-reflection coatings and laser eye protection technology will provide it with the opportunity to expand into related products. Strategy

Strategy

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

         MXL serves as a key contractor for several major development programs in industry and government for precision optical systems, including medical optics; military eye wear; and custom molded and decorated products. In order to maintain its competitive position, MXL has traditionally invested in state of the art equipment, including molding presses ranging from 60 to 485 tons, automation equipment, clean room facilities, and vacuum and dip coating equipment. MXL utilizes computer aided design software to design its optical products. In addition, modern computer controlled molding machinery is used to fabricate precision optic components.

         Precision Coating. MXL's two existing coating lines and a new flow coat line that will be appended to one of the existing coating lines in 2007 allow it to offer a wide range of coating technologies to its customers. These services include dual coating processes, urethane hard coat, silicone hard coat, permanent anti-fog, photochromatic and finish application design. 80% of MXL's coating business is for abrasion resistant purposes and 20% is for anti-fog applications. MXL's two coating lines were designed and built in-house, and allow for maximum flexibility and quality throughout the coating process. All functions are controlled by state-of-the-art programmable controllers and A.C. Linear drives and robotics. These highly flexible dip, flow and spray operations can deliver a variety of coatings for parts as large as eight inches by twenty-six inches, including anti-scratch on all surfaces, anti-fog on all surfaces, one coating on one side only or dual coating with anti-scratch on one side and anti-fog on the opposite side.

Manufacturing and Raw Materials

         MXL's primary raw materials are plastic resin (principally polycarbonate), acrylic, silicone hard coatings and HYDRON(R) anti-fog coating. MXL is able to fulfill its requirements for plastic resin and acrylic through arrangements with various distributors and is able to fulfill its requirements for silicone hard coating from manufacturers. MXL manufactures its proprietary HYDRON(R), which is applied as a fog resistant coating to its optical products. Plastic resin is a petroleum based product, and as such, is subject to price increases (up to 3% during the year ended December 31, 2006) along with increases in crude oil prices, which have increased by as much as 25% during the year ended December 31, 2006.

Customers

         As the market for optical injection molded plastics is relatively focused, MXL serves virtually all of the major users. The customer base of MXL includes over 50 commercial customers in 28 states and Japan, the United Kingdom, Europe, China, the Middle East, Mexico, Canada and Australia. These commercial customers are primarily in the recreation, safety, and security industries. MXL's largest three customers comprised approximately 14%, 12% and 10%, respectively, of its total sales in 2006.

         MXL's government customers include various offices of the Department of Defense. MXL is required to comply with various federal regulations including military specifications and Federal Acquisition Regulations for military end use applications. There are no MXL government contracts subject to renegotiation or termination at the election of the government.

Sales and Distribution

         Because of the narrow niche MXL serves, its sales and marketing effort concentrates on industry trade shows, such as the Society of Plastics Engineers, and advertising in industry journals. Its senior management team, as well as two marketing and sales executives, are responsible for the sales and marketing effort. It also utilizes two sales associates to market its products.

Backlog

         MXL's sales order backlog as of December 31, 2006 was approximately $761,000 ($2,220,000 as of December 31, 2005) and most of the orders are expected to be completed during fiscal 2007.

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

Employees

         As of December 31, 2006, MXL employed 76 persons, including 69 at its Lancaster facility and 7 in its Illinois facility. Of the MXL employees, 40 are in production or shipping, with the remainder serving in executive, administrative office and sales capacities. None of MXL's employees are subject to collective bargaining agreements. MXL believes its relationship with its employees is good.

Five Star Products

General

         Five Star is engaged in the wholesale distribution of home decorating, hardware and finishing products. It serves over 3,500 independent retail dealers in twelve states, making Five Star one of the largest distributors of its kind in the Northeast. Five Star operates two distribution centers, located in Newington, CT and East Hanover, NJ. All operations are coordinated from Five Star's New Jersey headquarters. On July 30, 2004, GP Strategies contributed its ownership interest in Five Star and the Five Star Note to the Company.

         Five Star offers products from leading manufacturers such as Valspar/Cabot Stain, William Zinsser & Company, DAP Inc., General Electric Corporation, American Tool, USG Corporation, Stanley Tools, Minwax and 3M Company. Five Star distributes its products to retail dealers, which include lumber yards, "do-it yourself" centers, hardware stores and paint stores principally in the northeast region. It carries an extensive inventory of the products it distributes and provides delivery, generally within 24 to 72 hours. Five Star has grown to be one of the largest independent distributors in the Northeast by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers. Much of Five Star's success can be attributed to a continued commitment to provide customers with the highest quality service at reasonable prices.

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

         Management takes a proactive approach in coordinating all phases of Five Star's operations. For example, sales managers require all sales representatives to call on customers once every week. Each salesperson transmits his or her orders through Five Star's automated sales system, to the IBM AS/400 computer located at the New Jersey facility. The salesperson system combines the ability to scan product codes in the customers' stores and download the information to a laptop computer for final transmission. Based on the floor plan of each warehouse and the location of products therein, the computer designs a pattern for the orders to be picked. The orders are then relayed to the appropriate location and typically picked in the evening. The warehouse facilities are well-maintained and skillfully organized. A bar-coded part number attached to the racking shelves identifies the location of each of the approximately 19,000 stock keeping units (SKUs). The products are loaded onto Five Star's trucks in the evening in the order that they will be unloaded, and are delivered directly to the customers locations the following morning.

Industry Overview and Competition

         The paint sundry items distribution industry is closely related to the do-it-yourself retail market, which has tended to exhibit elements of counter-cyclicality. In times of recession, consumers tend to spend more on home improvements if they cannot afford to trade up to bigger homes. In times of economic strength, consumers tend to spend heavily on home improvements because they believe they can afford to complete their home improvement projects. According to the National Retail Hardware Association, total retail sales by home improvement retailers are estimated to be $300 billion in 2006 and are projected to grow at a 5.7% compound rate through 2010.

         Painting is the quintessential do-it-yourself project. Painting has to be done more frequently than most remodeling jobs, and it is a relatively inexpensive way to update the appearance of a home. For these reasons, the paint and paint sundry items industry tends to be counter-cyclical and a solid growth segment of the do-it-yourself market.

         Competition within the do-it yourself industry is intense. There are large national distributors commonly associated with national franchises such as Ace Hardware and TruServ as well as smaller regional distributors, all of whom offer similar products and services. Moreover, in some instances manufacturers will bypass the distributor and choose to sell and ship their products directly to the retail outlet. In addition, Five Star's customers face stiff competition from Home Depot, Lowes and other large direct distributors, which purchase directly from manufacturers. The principal means of competition for Five Star are its strategically placed distribution centers and its extensive inventory of quality, name-brand products. Five Star will continue to focus its efforts on supplying its products to its customers at a competitive price and on a timely, consistent basis. While other paint sundry items distributors sell to the same retail networks as Five Star, they are at a distinct disadvantage due to Five Star's experience, sophistication and size.

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

         Five Star's size, solid reputation for service, large inventory and attractive financing terms provide sales representatives with tremendous advantages relative to competing sales representatives from other distributors. In addition, the representatives' efforts are supported by company-sponsored marketing events. For example, in the first quarter of each year , Five Star invites all of its customers to special trade shows for Five Star's major suppliers, so that suppliers may display their products and innovations. Five Star also participates in advertising circular programs in the spring and the fall which contain discount specials and information concerning new product innovations.

Purchasing

         Five Star relies heavily upon its purchasing capabilities to gain a competitive advantage relative to its competitors. Five Star's capacity to stock the necessary products in sufficient volume and its ability to deliver them promptly upon demand is an essential components of their service and a major factor in Five Star's success.

         Since retail outlets depend upon their distributor's ability to supply products quickly upon demand, inventory is the primary working capital investment for most distribution companies, including Five Star. Through its strategic purchasing decisions, Five Star carries large quantities of inventory that support fill ratios of approximately 95%.

         All purchasing decisions are made by the merchandising group, located in New Jersey, in order to coordinate effectively Five Star's activities. In addition to senior management's active involvement, regional sales managers play an extremely critical role in this day-to-day process.

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

Customers

         Five Star's largest customer accounted for approximately 4.3% of its sales in 2006 and its 10 largest customers accounted for approximately 17.4% of such sales. All customers are unaffiliated and Five Star does not have a long-term contractual relationship with any of them.

Backlog

         Five Star does not have any significant backlog.

Patents, Trademarks, and other Intellectual Property

         Except for its line of private-label products, Five Star does not have any other patents, trademarks or other intellectual property. Five Star intends to expand the distribution of its line of private-label products sold under the "Five Star" name.

Environmental Matters and Governmental Regulations

         Five Star's activities may subject it to federal, state and local environmental laws and regulations and OSHA regulations. Five Star believes that it is in compliance in all material respects with such environmental and federal laws and regulations.

Employees

         Five Star employed 219 people as of December 31, 2006.
Management-employee relations are considered good at both of Five Star's warehouse facilities. The Teamsters union represents 86 union employees at the New Jersey warehouse facility. The Connecticut warehouse facility is non-unionized. Five Star has never experienced a labor strike at its facilities. Five Star's contract with Local No. 11, affiliated with the International Brotherhood of Teamsters expires on December 20, 2008.

Other Assets

Valera Pharmaceuticals

Valera is a specialty pharmaceutical company focused on the development and commercialization of urology and endocrinology products. Valera markets VANTAS for advanced prostate cancer and has multiple products in clinical development including SUPPRELIN-LA for central precocious puberty.

On February 7, 2006, Valera completed an initial public offering of common stock. Valera's common stock is traded on the Nasdaq Global Market under the symbol VLRX. All Valera convertible preferred stock outstanding at the time of the offering, including accrued dividends, automatically converted into common stock. Subsequent to the public offering, after giving effect to the conversion of Valera Series B preferred stock, the Company owns 2,070,670 shares of Valera common stock, or approximately 14% of the currently outstanding shares of Valera common stock as of December 31, 2006. The Company entered into a lock-up agreement with the underwriters of the public offering which restricts the Company from selling or otherwise disposing of its shares of Valera common stock for a period of 180 days from February 1, 2006. The Valera shares available for sale over the next 12 months at December 31, 2006 totaled 595,422 and resulted in an unrealized gain of $4,366,000 being included in accumulated other comprehensive income as December 31, 2006. Two related parties, Bedford Oak Partners and Mr. Feldman, (see "Certain Transactions") are entitled to receive 50% of any profit received from the sale, on a pro-rata basis, of 404,004 shares of Valera common stock in excess of $3.94 per share. See Note 4 to Notes to Consolidated Financial Statements. The unrealized profit on Valera shares available for sale at December 31, 2006 which would be payable to the related parties upon sale totaled $242,000, which is included in Investment and other income (loss) and Other Liabilities.

On December 12, 2006 Valera entered into an agreement and plan of merger pursuant to which Indevus Pharmaceuticals, Inc. (NASDAQ: IDEV) would acquire Valera in a stock transaction for $7.75 per share, plus contingent payments of up to $3.50 per share based on the achievement of future product milestones. The merger will take the form of a tax-free stock-for-stock merger. Under the terms of the agreement, each share of Valera common stock will be exchanged for $7.75 in Indevus common stock, provided the volume weighted average closing price for Indevus common stock is between $6.59 and $8.05 during the 25 trading day period ending five trading days prior to the meeting of Valera stockholders to vote on the merger. Each Valera share exchanged would be converted into not more than
1.1766 shares and not less than 0.9626 shares of Indevus common stock.

In addition, each share of Valera common stock will also be converted into three contingent stock rights ("CSRs") relating to three Valera products in various stages of development. One CSR is convertible into $1.00 of Indevus common stock upon FDA approval of Valera's SUPPRELIN-LA and the availability of sufficient launch quantities, one CSR is convertible into $1.00 of Indevus common stock upon FDA approval of Valera's biodegradable ureteral stent and one CSR is convertible into $1.50 of Indevus common stock upon FDA approval of Valera's octreotide implant. The amount of Indevus common stock into which the CSRs convert will be determined by a formula based on the average stock price of Indevus prior to achievement of the applicable milestones, and CSRs convert into Indevus common stock only if the applicable milestones are achieved within three years of the closing of the merger in the case of SUPPRELIN-LA and within five years of the closing of the merger in the case of the biodegradable ureteral stent and the octreotide implant.

In connection with the transaction, certain affiliated funds of Sanders Morris Harris, Valera's largest shareholder, and one other large shareholder of Valera, have entered into voting agreements in which they have agreed to vote shares representing approximately 41% of Valera's outstanding shares in favor of the merger.

The merger has been approved by the boards of directors of Indevus and Valera and is expected to be completed on or around April 30, 2007. Closing of the merger is subject to clearance under the Hart-Scott Rodino Antitrust Improvements Act, approval of Valera's stockholders, approval of Indevus' stockholders and other customary closing conditions.

Millennium Cell

Millennium Cell is a publicly traded emerging technology company engaged in the business of developing innovative fuel systems for the safe storage, transportation and generation of hydrogen for use as an energy source. At December 31, 2006 the Company owned 364,771 shares of common stock of Millennium with a market value of $343,000, representing approximately a 1% ownership interest.

Pawling Property

We own an approximately 950 acre parcel of undeveloped land in Pawling, New York, which includes an approximately 50 acre lake, Little Whaley Lake. The site is currently unoccupied. GP Strategies purchased this property in 1986.Pursuant to a Note and Warrant Purchase Agreement dated August 8, 2003, GPS issued and sold to four Gabelli funds $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the "Notes") and 937,500 warrants ("GP Warrants"), each entitling the holder thereof to purchase (subject to adjustment) one share of GPS's common stock. See Note 17 to the Consolidated Financial Statements. In connection with the sale of the Gabelli Notes and GP Warrants, GP Strategies mortgaged this property to the holders of the Gabelli Notes, and GP Strategies transferred it to us subject to that mortgage.

Item 1A.  Risk Factors

Risks Related to our Business

MXL's revenue and net income could decline as a result of a loss of business from significant customers.

         For the years ended December 31, 2006, 2005 and 2004, revenue from MXL's three largest customers represented approximately 36%, 37% and 38%, of MXL's revenue, respectively. MXL has no significant long-term supply contracts and therefore its operations are dependent on its clients' continued satisfaction with its services and their continued willingness to engage MXL, rather than its competitors, to deliver such services.

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

         In addition, plastic resin is a petroleum based product, and as such, is subject to price increases (0% to 3% during the year ended December 31, 2006, depending on grade and type) along with increases in crude oil prices (over 25% during the year ended December 31, 2006). There is no guarantee that MXL will be able to fully recover from its customers its cost increases associated with increases in the price of plastic resin.

If our subsidiaries are unable to compete successfully, our revenues may be adversely affected.

         In the case of MXL, competition in the optical plastics industry is vigorous. MXL's customers require state-of-the-art technology. In order to keep pace with MXL's customers' needs, MXL is required to constantly develop and improve its technology, facilities and production equipment and methods. MXL's future success will depend upon its ability to gain expertise in technological advances rapidly and respond quickly to evolving industry trends and client needs.

         In the case of Five Star, competition within the do-it-yourself industry is intense. There are large national distributors commonly associated with national franchises such as Ace and TruServ as well as smaller regional distributors, all of whom offer products and services similar to those offered by Five Star. Moreover, in some instances, manufacturers will bypass distributors and choose to sell and ship their products directly to retail outlets. In addition, Five Star's customers face stiff competition from Home Depot, Lowe's and other large direct distributors, which purchase directly from manufacturers, and national franchises such as Ace and TruServ. Five Star competes principally through its strategically placed distribution centers and its extensive inventory of quality, name-brand products. Five Star will continue to focus its efforts on supplying its products to its customers at a competitive price and on a timely, consistent basis.

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

         We have agreed to certain restrictions on our future actions to assure that the Spin-off will be tax-free, including restrictions with respect to an acquisition of shares of common stock of the Company. If we fail to abide by these restrictions, and, as a result, the spin-off fails to qualify as a tax-free reorganization, the Company will be obligated to indemnify GP Strategies for any resulting tax liability. The potential tax liability that could arise from an acquisition of shares of Company common stock, together with our related indemnification obligations, could have the effect of delaying, deferring or preventing a change in control of the Company.

         Several provisions of our Certificate of Incorporation and Bylaws could deter or delay unsolicited changes in control of the Company. These include limiting the stockholders' powers to amend the Bylaws or remove directors, and prohibiting the stockholders from increasing the size of the Board of Directors or acting by written consent instead of at a stockholders' meeting. Our Board of Directors has the authority, without further action by the stockholders to fix the rights and preferences of and issue preferred stock. These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in control or management of the Company including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Item 1B.          Unresolved Staff Comments

                  Not applicable.

Item 2.       Properties

The following information describes the material physical properties owned or leased by us and our subsidiaries. We lease approximately 10,000 square feet of space for our White Plains, New York principal executive offices. The lease ended on December 31, 2006 and has been extended to March 31, 2007. The Company entered into a sub-lease for office space in New York City at 10 East 40th Street. The sublease runs through February 14, 2009 at a monthly rate of $20,150.

MXL owns 50,200 square feet of warehouse and office space in Lancaster, PA and leases space in Illinois. In January 2007, MXL decided to close its Illinois facility in the first quarter of 2007, and ceased operations at the facility on February 27, 2007. The lease obligation for the Illinois facility terminates on April 30, 2007.

Five Star leases 236,000 square feet in New Jersey, 98,000 square feet in Connecticut, and 1,300 square feet of sales office space in New York. GPS has guaranteed the leases for Five Star's New Jersey and Connecticut warehouses, having annual rentals of approximately $1,600,000 in aggregate and expiring in the first quarter of 2009. The landlord at Five Star's Connecticut facility has the option to cancel the lease if there is a signed contract to sell the building upon six months written notice. Exercise by the landlord of the option and our inability to enter into new lease under favorable terms could have an adverse impact on our business. On September 20, 2006, Five Star renegotiated the New York sales office lease terms with the lessor. The terms are month to month with a monthly base rent of $ 1,968 for the period October 2006 through March 2007 and a monthly base rent of $ 2,028 for the period April 2007 through March 2008.

The facilities owned or leased by us are considered to be suitable and adequate for their intended uses and are considered to be well maintained and in good condition.

Item 3.       Legal Proceedings

Claims Relating to Learning Technologies Acquisition

       On July 30, 2004, GPS agreed to make an additional capital contribution to the Company, in an amount equal to the first $5 million of any proceeds (net of litigation expenses and taxes incurred, if any), and 50% of any proceeds (net of litigation expenses and taxes incurred, if any) in excess of $15 million, received with respect to the claims described below. In 2004, GPS received $13.7 million of net proceeds from such claims and, pursuant to such agreement, in January 2005 GPS made a $5 million additional capital contribution to the Company. In November 2005, GPS settled its remaining fraud claims against Electronic Data Systems Corporation (EDS) and Systemhouse in connection with the GPS's 1998 acquisition of Learning Technologies. Pursuant to the settlement, EDS made a cash payment to GPS in the amount of $9,000,000 in December 2005. In accordance with the Spin-off agreement with the Company, GPS made an additional capital contribution to the Company for approximately $1,201,000 of the settlement proceeds. GPS did not transfer cash to the Company for this additional capital contribution, but instead is offsetting the management fee charges due from the Company against the payable to the Company (see Note 13). As of December 31, 2006, GPS has a remaining payable to the Company of $251,000 for this additional capital contribution

       GPS's original fraud action included MCI Communications Corporation (MCI) as a defendant. The fraud action against MCI had been stayed as a result of MCI's bankruptcy filing, and GPS's claims against MCI were not tried or settled with the claims against EDS and Systemhouse. On December 13, 2005, the Bankruptcy Court heard arguments on a summary judgment motion that MCI had made before filing for bankruptcy. On September 12, 2006, the Bankruptcy Court asked the parties to submit further briefs concerning whether the summary judgment motion should be decided based on the standard applicable to such motions under state or federal law. A decision on the motion for summary judgment has not been issued. Pursuant to the Spin-off agreement with the Company, GPS will contribute to the Company 50% of any proceeds received, net of legal fees and taxes, with respect to the litigation claims.

       The Company is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition of the Company.

Item 4:       Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5:       Market for the Registrant's Common Equity and Related Stockholder
               Matters


The following table presents the high and low bid and asked prices for the Company's common stock for 2006 and 2005. The Company's common stock, $0.1 par value, is quoted on the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                 Quarter                    High                     Low
2006             First                      $2.34                   $1.35
                 Second                     $1.60                   $1.37
                 Third                      $1.66                   $1.20
                 Fourth                     $2.35                   $1.37

2005             First                      $3.05                   $2.03
                 Second                     $2.80                   $2.26
                 Third                      $2.70                   $2.30
                 Fourth                     $2.80                   $1.78

The number of stockholders of record of the Common Stock as of March 16, 2007 was 1,201 and the closing price on the OTC Bulletin Board on that date was $2.62.

The Company did not declare or pay any cash dividends on its common stock in 2006 or 2005. The Company currently intends to retain future earnings to finance the growth and development of its business

Item 6. Selected Consolidated Financial Data (in thousands, except per share data):

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


----------------------------------------- --------------------------------------------------------------------------
Consolidated Statement of
Operations Data (1)
                                                                     Year Ended December 31,
                                                  2006            2005            2004           2003          2002
                                                  ----            ----            ----           ----          ----
----------------------------------------- --------------- --------------- --------------- -------------- -----------

Sales                                         $  117,084      $  114,366      $  110,223     $103,698       $9,996
Gross Margin                                      19,479          18,452          19,640       19,082       2,099
Interest expense                                   1,565           1,585           1,098          864         208
Income (loss) before income taxes and
minority interest                                   (777)         (3,242)         (3,111)         383         292
Net income (loss)                                 (1,207)         (2,919)         (4,529)        (104)        147
Net income (loss)
per share:
Basic and diluted                              $    (.07)      $    (.16)      $    (.25)      $    (.01) $   .01




------------------------------------- -----------------------------------------------------------------------------
Consolidated Balance Sheet Data (1)
                                                         December 31,
                                          2006          2005          2004         2003         2002
                                          ----          ----          ----         ----         ----
------------------------------------- -------------- ------------ ------------- ------------ ------------
------------------------------------- -------------- ------------ ------------- ------------ ------------
Cash and cash equivalents               $  4,485       $  5,115     $  2,087       $    602      $   562
Short-term borrowings                     18,414         20,764       18,784         16,960            -
Working capital                           12,182         13,089       14,028         10,565        3,954
Total assets                              53,234         52,222       60,474         53,638       29,870
Long-term debt                             1,332          1,106        1,395          3,203        2,670
Stockholders' equity                      21,137         18,469       19,760         17,236       25,451

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

Item 7:       Management's Discussion and Analysis of Financial Condition and
               Results of Operations

Results of Operations

Executive Summary

         The Company reported a net loss for the year ended December 31, 2006 of $1,207,000 or $(.07) per share (basic and diluted), as compared to a net loss of $2,919,000 or $(.16) per share (basic and diluted) for the year ended December 31, 2005. The reduced loss was primarily due to increased operating profits achieved by Five Star in 2006 totaling $808,000 as well as operating profits of $419,000 achieved by MXL in 2006, as compared to an operating loss of $1,135,000 in 2005, resulting in a positive variance of $1,554,000 for MXL. The improvements achieved by MXL are primarily attributable to increased gross margin and the elimination of the costs and operating inefficiencies incurred in 2005 due to the closing of its Massachusetts facility. The improved operating results achieved by Five Star are primarily attributable to reduced selling, general and administrative expenses.

General Overview

         The Company was incorporated on March 10, 1998 as a wholly-owned subsidiary of GP Strategies Corporation. On February 12, 2004, the Company was recapitalized whereby the authorized capital was changed to 10,000,000 shares of preferred stock and 30,000,000 shares of common stock. On July 30, 2004 GP Strategies transferred to the Company its optical plastics business through its wholly-owned subsidiary, MXL; the home improvement distribution business through its partially owned subsidiary Five Star; and certain other non-core assets. The separation of these businesses was accomplished through a pro-rata distribution (the "Distribution" or "Spin-off") of 100% of the outstanding common stock of the Company to the stockholders of GP Strategies on November 18, 2004, the record date for the Distribution. On November 24, 2004, holders of record received one share of the Company's common stock for each share of GP Strategies common stock or Class B capital stock owned.

         The Company operates in two segments: MXL and Five Star. The Company also owns certain other non-core assets, including an investment in a publicly held company, Millennium Cell; an approximately 14% interest in a publicly held company, Valera Pharmaceuticals; and certain real estate. The Company monitors Millennium Cell for progress in the commercialization of Millennium Cell's emerging technology and monitors Valera for progress in its marketing efforts.

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

         MXL's manufactures and sells its products to various commercial and government customers, who utilize MXL's parts to manufacture products that will be ultimately delivered to the end-user. MXL's government customers include various offices of the Department of Defense, while MXL's commercial customers are primarily in the recreation, safety, and security industries. MXL's commitments to its customers, consisting of unfilled sales orders or backlog, amounted to approximately $761,000 as of December 31, 2006. Some of MXL's consumer based products are considered to be at the high-end of their respective markets. As a result, sales of MXL's products may decline together with a decline in discretionary consumer spending; therefore a key performance indicator that the Company's management uses to manage the business is the level of discretionary spending in key markets, specifically the United States and Japan. Other key performance measures used by the Company's management to run the business include:

     o    consumer confidence indices in key markets,

     o sales levels of complementary items in the recreational vehicle market, such as motorcycles, RV's and snowmobiles,

     o    levels of defense spending, and

     o    new OSHA safety standards.

         MXL believes that the principal strengths of its business are its state-of-the-art injection molding equipment, advanced production technology, high quality standards, and on time deliveries. However, due to the focused nature of the market, MXL has a limited customer base and tends to be adversely affected by a loss in business from its significant customers. To further grow, MXL not only intends to expand its market share in its existing market, but to leverage its expertise as a molder and coater of optical quality products by expanding into other markets and products.

Five Star Overview

         Five Star is a publicly held company that is a distributor in the United States of home decorating, hardware, and finishing products. Five Star offers products from leading manufacturers in the home improvement industry and distributes those products to retail dealers, which include lumber yards, "do-it yourself" centers, hardware stores and paint stores. Five Star has grown to be one of the largest independent distributors in the Northeast United States by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers.

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

         Five Star operates in the Home Improvement market, which has grown in recent years and for which the National Retail Hardware Association predicts average annual industry growth of approximately 5.7% for the next several years. Nonetheless, Five Star faces intense competition from large national distributors, smaller regional distributors, and manufacturers that bypass the distributor and sell directly to the retail outlet. The principal means of competition for Five Star are its strategically placed distribution centers and its extensive inventory of quality, name-brand products. In addition, Five Star's customers face stiff competition from Home Depot and Lowe's, which purchase directly from manufacturers. As a result of such competition, while the Home Improvement market has expanded significantly in recent years, Five Star's revenue has not increased at the same rate, and such revenue would have declined if Five Star had not entered into new geographic sales territories.. In spite of this, the independent retailers that are Five Star's customers remain a viable alternative to Home Depot and Lowe's, due to the shopping preferences of and the retailer's geographic convenience for some consumers.

         To further expand, Five Star will attempt to grow its revenue base in the Mid-Atlantic States, to acquire complementary distributors and to expand the distribution of its use of private-label products sold under the "Five Star" name.

         On March 14, 2007 Five Star signed a definitive agreement with Right-Way Dealer Warehouse, Inc. to acquire substantially all of Right-Way's assets (with certain exclusions including cash) and the operations of its Brooklyn Cash & Carry business pursuant to Section 363 of the Bankruptcy Code for an aggregate purchase price of approximately $5 million in cash subject to adjustment as provided in the definitive agreement. The transaction, which is subject to approval by the Bankruptcy Court for the District of Massachusetts, is scheduled to close on April 13, 2007. Right-Way is also a distributor of paint sundries, home decorating and hardware products, primarily in the Northeast market. In addition to the agreement to acquire Right-Way's assets, at the closing of the asset purchase, Five Star will enter into a lease of (and a related option to purchase) a warehouse in Brooklyn, New York at which Right-Way conducts the Brooklyn Cash & Carry business. At the closing, Five Star will also enter into an employment agreement with Ron Kampner, the principal of Right-Way. Mr. Kampner will become Five Star's Senior Vice President of Sales.

Consolidated Results of Operations

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

         The Company had a loss before income taxes and minority interest of $777,000 for the year ended December 31, 2006 as compared to losses before income taxes and minority interest of $3,242,000 for the year ended December 31, 2005. The reduced loss of $2,465,000 is primarily due to the following factors;
(i) reduced selling, general and administrative expenses of $1,300,000 in 2006, primarily due to reduced expenses at Five Star (ii) increased gross margin of $1,027,000 in 2006 primarily due to increased gross margins achieved by Five Star due to increased sales and increased gross margins amounts and percentage achieved by MXL and (iii) reduced increased investment and other income of $64,000.

Sales

                                                    Year ended
                                                   December 31,
                                             2006                 2005
                                             ----                 ----
                    Five Star             $108,088,000         $106,451,000
                    MXL                      8,996,000            7,915,000
                                         -------------        -------------
                                          $117,084,000         $114,366,000
                                          ------------         ------------

         For the year ended December 31, 2006, sales increased by $2,718,000 as a result of increased sales at both Five Star and MXL.

         For the year ended December 31, 2006, the increase in Five Star sales of $1,637,000 was primarily the result of increased selling prices and reduced sales discounts.

         The increase in MXL sales of $1,081,000 was primarily the result increased sales volume and an increase in prices to existing customer resulting from a concerted effort to expand sales opportunities with existing customers.

Gross margin

                                         Year ended
                                       December 31,
                       ---------------------------------------------------------
                       ------------------ --------- ----------------- ----------
                              2006             %          2005            %
                          --------             -      --------            -
     Five Star             $17,211,000        15.9      $17,197,000      16.2
     MXL                     2,268,000        25.2        1,255,000      15.9
                         -------------      ------    -------------    ------
                           $19,479,000        16.6      $18,452,000      16.1
                           -----------        ----      -----------      ----

          For the year ended December 31, 2006, gross margin increased by $1,027,000 primarily due to increased gross margin and gross margin percentage earned by MXL.

         The increase of $14,000 in Five Star gross margin for the year ended December 31, 2006 was the result of increased sales, offset by reduced gross margin percentage due to reduced vendor discounts realized in 2006. Five Star includes warehousing expenses as part of cost of goods sold.

         The increase in MXL gross margin of $1,013,000 and gross margin percentage for the year ended December 31, 2006, is due to the following; (i) increased margins in all product lines due to increased pricing, (ii) improved product mix, (iii) reduced costs due to MXL's exit from its Massachusetts facility, and the consolidation of all MXL's injection molding and precision coating operations at its Lancaster PA facility and, (iv) increased sales.

Selling, general and administrative

         For the year ended December 31, 2006, selling, general and administrative expenses decreased by $1,300,000, or 6.5%, from $19,978,000 for the year ended December 31, 2005 to $18,678,000 for the year ended December 31, 2006 due to the following; (i) reduced general and administrative expenses of $230,000 at the Company's corporate level, (ii) reduced selling, general and administrative expenses at Five Star of $819,000, attributable to a $175,000 reduction of allowance for doubtful accounts and reduced selling expenses resulting from a reduced overall commission rate and increased marketing contributions received from vendors, partially offset by a $300,000 accrual for severance and related expenses for a terminated executive of Five Star and (iii) reduced selling, general and administrative expenses of $251,000 at MXL, primarily due to reduced facility costs related to closing of the Massachusetts facility in 2005, as well as increased operating efficiencies. In addition, for the year ended December 31, 2005, the Company incurred a loss of $140,000, based upon the final proceeds from the sale of its Illinois facility, net of commissions, taxes and other closing costs. This loss is included as part of selling, general and administrative expenses on the consolidated statement of operation for the period.

Investment (loss) and other income, net

         The Company earned investment and other income (loss) of $13,000 for the year ended December 31, 2006 primarily attributable to$242,000 representing the unrealized profit which would be paid to related parties upon sale of Valera available for sale shares, offset by interest income on investments at the corporate level totaling approximately $166,000, as well as $63,000 of other income earned by Five Star primarily related to its interest rate collar and late charges from customers. The Company earned investment and other income of $51,000 for the year ended December 31, 2005 primarily as a result of the gain recognized on the sale of Millennium Cell common stock of $192,000 partially offset by a loss of $33,000 realized on the sale of the Company's investment in Avenue Entertainment, an independent entertainment company which, through its two operating subsidiaries (Avenue Pictures and Wombat Productions) produced motion pictures for theatrical exhibition, television and other ancillary markets, both domestically and internationally.

Income taxes

         The Company had a tax provision of $327,000 for the year ended December 31, 2006 and a tax benefit of $220,000 for the year ended December 31, 2005. The provision for income taxes differs from the tax computed at the federal statuatory income tax rate due to (i) recording income tax expense on the income of Five Star, a 64% owned subsidiary, which is not included in the Company's consolidated return and (ii) not recording income tax benefit for the losses of the Company.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

         The Company had losses before income taxes and minority interest of $3,242,000 for the year ended December 31, 2005 as compared to losses before income taxes and minority interest of $3,111,000 for the year ended December 31, 2004. The increased loss of $131,000 is primarily due to the following factors;
(i) increased selling, general and administrative expenses of $439,000 in 2005, partly due to higher expenses at the corporate level and expenses of approximately $200,000 related to consulting fees for certain former executives
(ii) reduced gross margin of $1,187,000 in 2005 primarily due to reduced gross margins achieved by Five Star, partially offset by increased gross margins achieved by MXL; and (iii) increased interest expense of $487,000 due to increased borrowings and interest rates incurred by Five Star.

         These factors were partially offset by Investment and other income of $51,000 in 2005 compared to a losses of $1,241,000 in 2004, as the result of an impairment loss recognized in 2004 due to a decline in market value considered other-than temporary of $1,081,000 on the Company's investment in Millennium Cell stock and in addition MXL's Loss on the write-down of its Illinois facility of $872,000 recognized in 2004.

Sales

                                                       Year ended
                                                      December 31,
                                                2005                 2004
                                                ----                 ----
                    Five Star               $106,451,000          $101,982,000
                    MXL                        7,915,000             8,241,000
                                           -------------         -------------
                                            $114,366,000          $110,223,000
                                            ------------          ------------

         For the year ended December 31, 2005, sales increased by $4,143,000 due to increased Five Star sales of $4,469,000. The increase was primarily a result of rising prices due to increased raw material costs for certain of Five Star's vendors, as well as increased sales volume generated from both annual and small local trade shows.

         The decrease in MXL sales of $327,000 was a result of a decrease in sales from MXL's Massachusetts facility, which they exited in the first quarter of 2005. MXL relocated the inventory, machinery and equipment purchased from AOtec and consolidated its injection molding and precision coating operations at its Lancaster PA facility.

Gross margin

                                       Year ended
                                      December 31,
                    -------------------------------------------------------
                    ---------------- --------- ----------------- ----------
                          2005           %           2004             %
                       --------          -          --------          -
       Five Star      $17,197,000       16.2       $18,960,000      18.6
       MXL              1,255,000       15.9           680,000       8.3
                    -------------     ------       -----------     -----
                      $18,452,000       16.1       $19,640,000      17.8
                      -----------       ----       -----------      ----

         For the year ended December 31, 2005, gross margin decreased by $1,187,000 due to reduced gross margin and gross margin percentage earned by Five Star, partially offset by increased gross margin and gross margin percentage earned by MXL.

         The reduction of $1,763,000 in Five Star gross margin from $18,960,000 for the year ended December 31, 2004 to $17,197,000 for the year ended December 31, 2005 was the result of a reduced gross margin percentage. Five Star's gross margin as a percentage of sales decreased from 18.6 % for the year ended December 31, 2004 to 16.2% for the year ended December 31, 2005, as a result of an unfavorable shift in the product mix sold, increased price based competition, an increase in vendor pricing in particular for petroleum based products as well as a resistance to price increases from customers. Five Star includes warehousing expenses as part of cost of goods sold.

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

Selling, general and administrative

         For the year ended December 31, 2005, selling, general and administrative expenses increased by $438,000, or 2%, from $19,540,000 for the year ended December 31, 2004 to $19,978,000 partially due to higher expenses at the corporate level and expenses of approximately $200,000 related to consulting fees for certain former executives. Five Star's selling, general and administrative expenses increased by $98,000 primarily due to increased delivery expenses and salesmen commissions, partially offset by reduced general and administrative expenses. MXL's selling, general and administrative expenses decreased by $108,000 due to reduced facility costs, partially offset by a $140,000 loss incurred based upon the final proceeds from the sale of its Illinois facility.

Investment (loss) and other income, net

         The Company earned investment and other income of $51,000 for the year ended December 31, 2005 primarily as a result of the gain recognized on the sale of Millennium Cell common stock of $192,000 partially offset by a loss of $33,000 realized on the sale of the Company's investment in Avenue Entertainment. National Patent incurred investment and other losses of $1,241,000 for the year ended December 31, 2004, mainly due to an impairment loss due to a decline in market value considered other-than temporary of $1,081,000 on the Company's investment in Millennium Cell stock, as well as an aggregate net loss of $131,000 on sales of shares by the Company of Millenium Cell and shares of Hemispherex Biopharma Inc., (HEB) a biopharmaceutical company engaged in the manufacture and clinical development of new drug entities for treatment of viral and immune based disorders.

Income taxes

         The Company had an effective tax rate of (6.8%) and 31.6% for the year ended December 31, 2005 and December 31, 2004, respectively. The rate was primarily due to operating losses of MXL unable to be utilized on a stand-alone basis, non-deductible expenses and impairment and realized losses for equity investments for which no benefit had been provided in 2005 and 2004.

Liquidity and Capital Resources

         At December 31, 2006, The Company had cash and cash equivalents totaling $4,485,000, 364,771 shares of common stock of Millennium Cell with a market value of $343,000 and a receivable from GP Strategies of $251,000. On February 7, 2006, Valera Pharmaceuticals completed an initial public offering of 3,862,500 shares of common stock. The Company owns 2,070,670 shares of Valera common stock or approximately 14% of the currently outstanding shares of common stock as of December 31, 2006. At December 31, 2006, the Company classified 595,422 shares of Valera common stock as available for sale, and the closing price of the stock was $8.10 per share. On December 12, 2006, Valera entered into an agreement and plan of merger pursuant to which Indevus Pharmaceuticals, Inc. (Nasdaq: IDEV) would acquire Valera in a stock transaction for $7.75 per share (as described below), plus contingent payments of up to $3.50 per share based on the achievement of future product milestones. See Note 4 to Notes to Consolidated Financial Statements.

         The Company believes the aforementioned resources, will be sufficient to fund the working capital and other requirements of the Company for at least the next twelve months, together with the cash received from the sale of other assets,. From time to time the Company may attempt to raise capital with potential equity financings, although no such equity financings are currently anticipated.

         For the year ended December 31, 2006, the Company's working capital decreased by $907,000 to $12,182,000 from $13,089,000 as of December 31, 2005.
The working capital decrease was primarily a result of a net loss for the period.

         The decrease in cash and cash equivalents of $630,000 for the year ended December 31, 2006 resulted from net cash provided by operations of $1,552,000; cash provided by investing activities of $270,000, consisting of additions to property, plant and equipment of $621,000 and repayment of receivable from GP Strategies of $891,000 and cash used in financing activities of $2,452,000, consisting of repayments of short-term borrowings of $2,350,000, repayments of long-term debt of $291,000 and purchases of treasury stock of $188,000, offset by proceeds from long-term debt of $377,000 .

         On March 1, 2005, MXL obtained a Line of Credit Loan (the "MXL Line") from M&T Bank with a one year term, maturing on March 1, 2006, which was extended to June 30, 2007. The MXL Line provided for a $1,000,000 revolving credit facility, which is secured by MXL's eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. On November 27, 2006 the MXL Line was amended to a $900,000 line of credit. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 2.5% or the prime rate. The MXL Line is subject to an unused commitment fee of 0.125% of the average daily unused balance of the line payable quarterly. The Company has guaranteed the MXL Line. At December 31, 2006, $750,000 was outstanding under the MXL Line and $150,000 was available to be borrowed. The MXL Line contains certain financial covenants. As of December 31, 2006, the Company was in compliance with its covenants.

         On November 27, 2006, MXL entered into a 5 year $785,000 Term Loan for the financing of machinery and equipment at 2.5% above the one month LIBOR rate, or .25% above the banks prime lending rate, as applicable. The Term Loan provides that from November 2006 through May 2007 the bank will disburse funds to MXL, and MXL will pay on a monthly basis all accrued interest due the bank. In May 2007, the balance borrowed will convert to a five year Term Loan, with monthly payments of principle and accrued interest through May 2012. The Term Loan is guaranteed by the Company and secured by MXL's Lancaster, PA property. At December 31, 2006, $377,000 was outstanding under the Term Loan and $408,000 was available to be borrowed.

         In 2003, Five Star obtained a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement, as amended, consist of LIBOR plus a credit spread of 1.5% (6.85% at December 31, 2006) for borrowings not to exceed $15,000,000 and the prime rate (8.25% at December 31, 2006) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At December 31, 2006 and December 31, 2005, $17,664,000 and $19,764,000 was outstanding under the Loan Agreement and $2,929,000 and $1,451,000 was available to be borrowed, respectively. Substantially all of Five Star's assets are pledged as collateral for these borrowings. Under the Loan Agreement the Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of December 31, 2006 Five Star was in compliance with all required covenants. The following table sets forth the significant debt covenants at December 31, 2006:



Covenant                       Required                               Calculated
--------                       --------                               ----------
Minimum tangible net worth     $6,000,000                             $7,329,000
Debt to tangible net worth     < 6                                    2.41
Fixed charge coverage          >1.1                                   1.43
Quarterly income (loss)        No loss in consecutive quarters
                                           $30,000 -third    quarter   income
                                                $(123,000)-fourth quarter loss

         In connection with the Loan Agreement, Five Star also entered into a derivative transaction with the Lender on June 20, 2003. The derivative transaction is an interest rate swap which has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the Loan Agreement is not included in and will be paid in addition to this fixed interest rate of 3.38%. At December 31, 2006 and 2005, the interest rate swap had a fair value of $320,000 and $395,000, respectively, which is included in other assets in the accompanying balance sheets. On June 17, 2004, Five Star has also entered into a derivative interest rate collar transaction during the period from July 1, 2004 through June 30, 2008 on notional principal of $12,000,000. The transaction consists of an interest rate floor of 2.25%, whereas if LIBOR is below 2.25%, the Lender will pay to Five Star the difference between LIBOR and 2.25%, on the same notional principal amount. The transaction also consists of an interest rate cap of 5.75%, whereas if LIBOR is above 5.75%, Five Star will pay to the Lender the difference between LIBOR and 5.75%, on the same notional principal amount.

         Pursuant to a Note and Warrant Purchase Agreement dated August 8, 2003, GP Strategies issued and sold to four Gabelli funds $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the "Notes") and 937,500 warrants ("GP Warrants"), each entitling the holder thereof to purchase (subject to adjustment) one share of GP Strategies' common stock. The aggregate purchase price for the Notes and GP Warrants was $7,500,000. GP Strategies agreed to allocate to the Company $1,875,000 of the $7,500,000 received for the Notes and Warrants (the "Gabelli Allocation"). The Company received the funds pursuant to the Gabelli Allocation prior to the Spin-off.

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

         The Note and Warrant Purchase Agreement provided that, on completion of the spin-off, the Company would issue warrants ("National Patent Development Warrants") to the holders of the GP Warrants. The National Patent Development Warrants entitle the holders to purchase, in the aggregate, a number of shares of National Patent Development common stock equal to 8% of the number of shares of such stock outstanding at completion of the spin-off. An aggregate of 1,423,887 the Company Warrants were issued to the holders of the GP Warrants on December 4, 2004, and allocated among them pro-rata based on the respective number of GP Warrants held by them on such date.

         The exercise price of the National Patent Development Warrants is $3.57, which represents 160% of the average closing price of the Company's common stock over the 20 consecutive trading days commencing on the record date of the spin-off. National Patent Development Warrants are exercisable at any time through August 2008. The Warrants have anti-dilution provisions similar to those of the GP Warrants. The Company has provided the holders of the National Patent Development Warrants with registration rights similar to those provided by GP Strategies to the holders of the GP Warrants. The registration rights agreement does not provide for any cash payments of liquidated damages by the Company to the holders of the warrants if the registration statements are not declared effective or if effectiveness is not maintained for the required periods.

 Contractual Obligations and Commitments

         The following table summarizes operating lease commitments and employment agreements as of December 31, 2006 (in thousands):

                                         Payments due in
                                         2007          2008              2009       2010        Total
                                         ----          ----           -------       ----        -----

Operating lease commitments              $2,532        $1,979           $531          $6       $5,048
Employment agreements                       117                           21           -          263
                                         ------      ---------      ------------    -------       -----
                                                          125

Total                                    $2,650        $2,104           $552            $6      $5,311


         GP Strategies has guaranteed the leases for Five Star's New Jersey and Connecticut warehouses, totaling approximately $1,600,000 per year through the first quarter of 2009. GP Strategies' guarantee of such leases was in effect when Five Star was a wholly-owned subsidiary of GP Strategies. As part of the Spin-off, the landlord of the New Jersey and Connecticut facilities and the lessor of the equipment did not consent to the release of GP Strategies' guarantee.

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

Valuation of accounts receivable

         Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks. Measurement of such losses requires consideration of the Company's historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions. The allowance for doubtful accounts as a percentage of total gross trade receivables was 4.8% and 4.2% at December 31, 2006 and December 31, 2005, respectively.

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

         The measurement of the future net cash flows to be generated is subject to management's reasonable expectations with respect to the Company's future operations and future economic conditions which may affect those cash flows.

         As of December 31, 2006, the Company holds undeveloped land in Pawling, New York with a carrying amount of approximately $2.5 million and in East Killingly, Connecticut with a carrying amount of approximately $0.4 million, which management believes is less than its fair value, less cost of sale.

Vendor allowances

          The Company accounts for vendor allowances under the guidance provided by EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," and EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to

Consumers by Manufacturers." Vendor allowances reduce the carrying cost of inventory unless they are specifically identified as a reimbursement for promotional programs and/or other services provided. Any such allowances received in excess of the actual cost incurred also reduce the carrying cost of inventory.

Accounting for investments

         The Company's investment in marketable securities are classified as available-for-sale and recorded at their market value with unrealized gains and losses recorded as a separate component of stockholders' equity. A decline in market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment loss, which is charged to earnings. The Company recorded an impairment loss of $1,081,000 in 2004 on its marketable security investment in Millennium Cell. Management determined the loss to be other than a temporary decline.

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

         On October 17, 2003, the Company received GP Strategies' shares of Valera Pharmaceuticals pursuant to the Repayment and recorded such shares at $-0- representing their carrying amount to GP Strategies after reflecting Valera losses. On December 31, 2005, the Company owned 100% of Valera's common stock and 2,068,966 shares of the Series B convertible preferred stock (a 17.7% ownership interest, assuming conversion of Valera outstanding preferred stock and exercise of stock options held by employees of Valera) but no longer has financial and operating control of Valera. As a condition of a private placement of preferred stock in December 2001, GP Strategies contractually gave up operating control over Valera through an Investors Rights Agreement. At December 31, 2005 the Company accounted for its investment in Valera's Series B convertible preferred stock under the cost method. On February 7, 2006 Valera completed an initial public offering of 3,862,500 shares of common stock at $9.00 per share. After giving effect to the conversion of the preferred stock into common stock and a 1 for 6 reverse stock split of common stock effected by Valera in connection with the offering, the Company's preferred shares were converted into common stock and the Company now owns 2,070,670 shares of common stock of Valera or approximately 14% of the currently outstanding shares of common stock as of December 31, 2006.

         As a result of the initial public offering, the Company's investment in Valera's common stock became a marketable security and accordingly, commencing in the first quarter of fiscal 2006, the investment, to the extent of shares available to be sold within a year at any balance sheet date under Rule 144 or an effective registration statement, will be classified as available for sale securities and measured at fair value with the adjustment to fair value and changes therein recorded in other comprehensive income. In addition, two related parties Bedford Oak Partners and Mr. Jerome I. Feldman are entitled to receive 50% of any profit received from the sale of 404,004 shares of Valera common stock in excess of $3.94 per share. Amounts of fair value payable to related parties will be recorded as a liability. Assuming the Company continues to be considered an affiliate, the remainder of the investment will be considered restricted and will continue to be carried at cost. At December 31, 2006, approximately 595,000 of the Company's Valera shares are classified as available for sale under Rule 144.

Recent accounting pronouncements

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

         In February, 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" including an amendment of FASB Statement 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are assessing SFAS No. 159 and have not determined yet the impact that the adoption of SFAS No. 159 will have on our results of operations or financial position.

Staff Accounting Bulletin No.108

          During fourth quarter of 2006, the Five Star and the Company adopted the provisions of Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.

         Prior to 2006, the Five Star identified prior year misstatements related to accounting for vendors' allowances for product purchases, which did not reduce the cost of inventory but instead were recognized as a reduction in cost of goods sold in the years they arose. In the past Five Star and the Company assessed the effect for each of the years impacted by these misstatements, using the permitted rollover method (or income statement approach), and determined that the effect on the financial statements, taken as a whole, was not material. As the result of implementation of SAB 108, Five Star and the Company reevaluated the effect of prior year misstatements on the previously issued financial statements using both methods and determined that the misstatements related to vendor' allowances which amounted to $540,000 at December 31, 2005, under the balance sheet method would have been material at December 31, 2005 had Five Star and the Company applied such method. As allowed by SAB 108 transition provisions, Five Star and the Company elected to not restate prior year financial statements but increased the 2006 beginning balance of the accumulated deficit by $208,000, net of minority interest of $117,000, and related tax effect of $215,000.

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

         Effective January 1, 2006, the Company and Five Star adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123R"), utilizing the modified prospective method whereby prior periods will not be restated for comparability. Under such method, compensation cost is recorded as earned (i) for all unvested stock options outstanding at the beginning of the first fiscal year of adoptions of SFAS. 123R based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) for all share-based payments granted subsequent to the adoption, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended by related interpretations of the FASB. Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of

Financial Accounting Standard 123 "Accounting for Stock-Based Compensation", which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. As of December 31, 2006, no awards have been granted under the Company's plan. In addition, during the year ended December 31, 2006, under its plan Five Star only granted stock options with performance conditions for which no compensation was accrued based on management's judgement that as of such date it was not probable that the performance conditions will be satisfied. Therefore the adoption of this pronouncement did not have a material effect on the Company's consolidated results of operations for the year ended December 31, 2006.


Item 7a:      Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to the impact of interest rate, market risks and currency fluctuations. In the normal course of business, the Company employs internal processes to manage its exposure to interest rate, market risks and currency fluctuations. The Company's objective in managing its interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company is exposed to the impact of currency fluctuations because of its sales to customers in foreign countries.

         As of December 31, 2006, the Company had approximately $7 million of variable rate borrowings. The Company estimates that for every 1% fluctuation in general interest rates, assuming debt levels at December 31, 2006, interest expense would vary by $70,000.

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

Item 8   Financial Statements and Supplementary Data

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS


Financial Statements of National Patent Development Corporation and Subsidiaries


                                                                           Page

        Report of Independent Registered Public Accounting Firm             34

         Consolidated Statements of Operations - Years ended December
         31, 2006, 2005 and 2004                                            35

         Consolidated Statements of Comprehensive Income (Loss) - Years
         ended December 31, 2006, 2005 and 2004                             35

         Consolidated Balance Sheets - December 31, 2006 and 2005           36

         Consolidated Statements of Cash Flows - Years ended December
         31, 2006, 2005 and 2004                                            37

         Consolidated Statements of Changes in Stockholders' Equity -
         Years ended December 31, 2006, 2005 and 2004                       39

         Notes to Consolidated Financial Statements                         41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders of
National Patent Development Corporation:

We have audited the accompanying consolidated balance sheets of National Patent Development Corporation (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the years in the three year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Patent Development Corporation as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements."





EISNER LLP
New York, New York
March 30, 2007

                     NATIONAL PATENT DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                     Year Ended December 31,
                                                                 2006             2005           2004
   ----------------------------------------------------- ---------------- --------------- ---------------

   Sales                                                     $117,084         $114,366        $110,223
   Cost of sales                                               97,605           95,914          90,583
   ----------------------------------------------------- ---------------- --------------- ---------------
   Gross margin                                                19,479           18,452          19,640
   ----------------------------------------------------- ---------------- --------------- ---------------
   Selling, general and administrative expenses               (18,678)         (19,978)        (19,540)
   Impairment of goodwill                                                         (182)
   Loss on write-down of Illinois property                                                        (872)
   ----------------------------------------------------- ---------------- --------------- ---------------
   Operating  profit (loss)                                       801           (1,708)           (772)
   ----------------------------------------------------- ---------------- --------------- ---------------
   Interest expense                                            (1,565)          (1,585)         (1,098)
   Investment and other income (loss)                             (13)              51          (1,241)
   ----------------------------------------------------- ---------------- --------------- ---------------
   Loss before income taxes                                      (777)          (3,242)         (3,111)
   and minority interest
   ----------------------------------------------------- ---------------- --------------- ---------------
   Income tax (expense) benefit                                  (327)             220            (982)
   ----------------------------------------------------- ---------------- --------------- ---------------
   Loss before minority interest                               (1,104)          (3,022)         (4,093)
   ----------------------------------------------------- ---------------- --------------- ---------------
   Minority interest                                             (103)             103            (436)
   ----------------------------------------------------- ---------------- --------------- ---------------
   Net loss                                                    (1,207)          (2,919)         (4,529)
   ----------------------------------------------------- ---------------- --------------- ---------------
   Net loss per share
   Basic and diluted                                         $   (.07)        $   (.16)       $   (.25)



            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                                          Year Ended December 31,
                                                                        2006            2005          2004
   ------------------------------------------------------------ --------------- -------------- -------------

   Net loss                                                         $ (1,207)       $ (2,919)      $ (4,529)
   Other comprehensive income (loss), before tax:
   Net unrealized gain (loss) on available-for-sale-securities
                                                                       4,231             519         (1,067)
   Reclassification adjustment for (gain) loss on securities
   sold included in net loss                                                            (159)           173
   Reclassification adjustment for impairment loss on
   securities included in net loss                                                                    1,081
   Net unrealized gain (loss) on interest rate swap, net of
   minority interest                                                     (48)            186             31
   ------------------------------------------------------------ --------------- -------------- -------------
   Comprehensive income (loss) before tax                              2,976          (2,373)        (4,311)
   ------------------------------------------------------------ --------------- -------------- -------------
   Income tax benefit (expense) related to  items of other
   comprehensive income (loss), net of minority interest
                                                                          19             (78)           (19)
   ------------------------------------------------------------ --------------- -------------- -------------
   Comprehensive income (loss)                                        $2,995         $(2,451)       $(4,330)
   ------------------------------------------------------------ --------------- -------------- -------------

          See accompanying notes to consolidated financial statements.

                     NATIONAL PATENT DEVELOPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                    December 31,
                                                                              2006               2005
--------------------------------------------------------------------------- ------------------ ------------------
Assets
Current assets
Cash and cash equivalents                                                $     4,485        $     5,115
Accounts and other receivables, less allowance
 for doubtful accounts of $566 and $480                                       11,939             12,083
Inventories                                                                   22,535             24,021
Receivable from GP Strategies Corporation                                        251              1,142
Deferred tax asset                                                               791                352
Prepaid expenses and other current assets                                        724                997
Total current assets                                                          40,725             43,710
--------------------------------------------------------------------------- ------------------ ------------------
--------------------------------------------------------------------------- ------------------ ------------------
Marketable securities available for sale                                         343                477
Investment in Valera, including available for
   sale securities of $4,823 in 2006                                           5,955              1,590
Property, plant and equipment, net                                             2,925              3,085
Other assets                                                                   3,286              3,360
--------------------------------------------------------------------------- ------------------ ------------------
Total assets                                                                 $53,234            $52,222
--------------------------------------------------------------------------- ------------------ ------------------

Liabilities and stockholders' equity
Current liabilities
Current maturities of long-term debt                                        $    151           $    291
Short term borrowings                                                         18,414             20,764
Accounts payable and accrued expenses                                          9,978              9,566
--------------------------------------------------------------------------- ------------------ ------------------
Total current liabilities                                                     28,543             30,621
--------------------------------------------------------------------------- ------------------ ------------------
Long-term debt less current maturities                                         1,332              1,106
Deferred tax liability                                                           279                279
Other liabilities                                                                247                20

Minority interest                                                              1,696              1,727
Commitments and contingencies

Stockholders' equity
Preferred stock, par value $0.01 per share
  authorized 10,000,000 shares; issued none                                   -                  -
Common stock, par value $0.01 per share
  authorized 30,000,000 shares; issued 17,861,670 shares in 2006 and
17,818,926 shares in 2005                                                        178                178
Additional paid-in capital                                                    25,990             25,921
Accumulated deficit                                                           (9,177)            (7,762)
Treasury stock, at cost (100,000 shares in 2006)                                (188)
Accumulated other comprehensive income                                          4,334               132
--------------------------------------------------------------------------- ------------------ ------------------
Total stockholders' equity                                                     21,137             18,469
--------------------------------------------------------------------------- ------------------ ------------------
Total liabilities and stockholders' equity                                    $53,234            $52,222
--------------------------------------------------------------------------- ------------------ ------------------
          See accompanying notes to consolidated financial statements.


                     NATIONAL PATENT DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  Year ended December 31,
                                                               2006         2005          2004
     ----------------------------------------------------- ------------ ------------- ------------
     ----------------------------------------------------- ------------ ------------- ------------
     Cash flows from operations:
     Net loss                                               $(1,207)     $(2,919)      $(4,529)
     Adjustments to reconcile net loss to
      net cash provided by (used in) operating
     activities:
     Depreciation and amortization                              781          619           726
     Minority interest                                          103         (103)          436
     Net  (gain) loss on marketable securities                              (159)          131
     Impairment charge on securities                                                     1,081
     Impairment of goodwill                                                  182
     Expenses paid in common stock                               69           50
     Loss on write-off  and disposal of equipment                            324            83
     Loss on write-down of Illinois property                                               872
     Deferred income taxes                                      (199)       (253)           53
     Allocation of expenses and taxes from GP Strategies                                 1,470
     Changes in other operating items:
        Accounts and other receivables                          144         (673)         (328)
        Inventories                                             946        6,546        (2,398)
        Prepaid expenses and other assets                       261         (617)           80
        Accounts payable and accrued expenses                   654       (5,820)        1,682
     ----------------------------------------------------- ------------ ------------- ------------
     Net cash provided by (used in) operations                1,552       (2,823)         (641)
     ----------------------------------------------------- ------------ ------------- ------------
     Cash flows from investing activities:
     Additions to property, plant and equipment                (621)      (1,165)         (458)
     Proceeds from sales of property, plant and equipment                  1,562             -
     Proceeds from sale of investments                                     1,351         1,013
     Advances to GP Strategies                                                            (882)
     Repayment of receivable from GP Strategies                 891           59         1,032
     Investment in Valera                                                               (1,590)
     Acquisition of minority interest in Five Star
     Products pursuant to the tender offer                                                (657)
     ----------------------------------------------------- ------------ ------------- ------------
     Net cash provided by (used in) investing activities        270        1,807        (1,542)
     ----------------------------------------------------- ------------ ------------- ------------
          See accompanying notes to consolidated financial statements.

                                                                    (Continued)

                 NATIONAL PATENT DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                 Year ended December 31,
                                                                             2006          2005           2004
     ------------------------------------------------------------------- ------------- -------------- ------------
     ------------------------------------------------------------------- ------------- -------------- ------------
     Cash flows from financing activities:
     Distributions to GP Strategies                                                          (91)        (1,008)
     Contribution from GP Strategies                                                       5,000          1,951
     Purchase of treasury stock                                               (188)
     Proceeds from issuance of long-term debt                                  377             -          1,590
     Proceeds from (repayment of)
        short-term borrowings                                               (2,350)        2,255          1,549
     Repayment of long-term debt                                              (291)       (3,120)          (414)
     ------------------------------------------------------------------- ------------- -------------- ------------
     ------------------------------------------------------------------- ------------- -------------- ------------
     Net cash (used in) provided by financing activities                    (2,452)        4,044          3,668
     ------------------------------------------------------------------- ------------- -------------- ------------
     ------------------------------------------------------------------- ------------- -------------- ------------
     Net (decrease) increase in cash and cash equivalents                     (630)        3,028          1,485
     Cash and cash equivalents at beginning of period                        5,115         2,087            602
     ------------------------------------------------------------------- ------------- -------------- ------------
     Cash and cash equivalents at end of period                             $4,485        $5,115         $2,087
     ------------------------------------------------------------------- ------------- -------------- ------------

     Supplemental disclosures of cash flow information:

     Cash paid during the period for:
     Interest                                                              $ 1,851       $ 1,810        $ 1,190
     Income taxes                                                               46           919            524

     Non-cash financing activities:
     Capital contribution receivable from GP Strategies                                    1,201          5,000
     Settlement of AOtec note payable                                                        275




          See accompanying notes to consolidated financial statements.

                     NATIONAL PATENT DEVELOPMENT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
                      (in thousands, except per share data)


                                       Common                                                      Accumulated
                                        Stock         Additional                      Treasury        other              Total
                                      $(.01 Par        paid-in        Accumulated      stock,     comprehensive      stockholders'
                                       Value)          capital          deficit       at cost     income (loss)          equity
----------------------------------- -------------- ----------------- --------------- ----------- ----------------- ----------------
----------------------------------- -------------- ----------------- --------------- ----------- ----------------- ----------------
Balance at December 31, 2003              $178           $17,946          $(353)                        $(535)             $17,236
----------------------------------- -------------- ----------------- --------------- ----------- ----------------- ----------------
----------------------------------- -------------- ----------------- --------------- ----------- ----------------- ----------------
Net unrealized loss on available                                                                        (1,067)             (1,067)
   for sale securities
Reclassification adjustment for
   loss on securities sold
   included in net loss, net of
   tax                                                                                                     173                 173
Net unrealized gain on interest
   rate swap, net of tax and
   minority interest                                                                                        12                  12
Reclassification adjustment for
   impairment loss on securities
   included in net loss                                                                                  1,081               1,081
Net loss                                                                    (4,529)                                         (4,529)
Allocation of expenses from GP
   Strategies                                                 911                                                              911
Reclassification (a)                                          (39)              39                                              -
Distributions to GP Strategies                             (1,008)                                                          (1,008)
Contributions from GP Strategies                            6,951                                                            6,951
----------------------------------- -------------- ----------------- --------------- ----------- ----------------- -----------------
----------------------------------- -------------- ----------------- --------------- ----------- ----------------- -----------------
Balance at December 31, 2004                 $178         $24,761          $(4,843)                       $(336)           $19,760
----------------------------------- -------------- ----------------- --------------- ----------- ----------------- -----------------

          See accompanying notes to consolidated financial statements.

                                   (Continued)


                     NATIONAL PATENT DEVELOPMENT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
                      (in thousands, except per share data)


                                              Common                                                 Accumulated
                                              Stock     Additional                   Treasury           other              Total
                                            $(.01 Par     paid-in    Accumulated      stock,        comprehensive      stockholders'
                                              Value)      capital      deficit        at cost       income (loss)         equity
  ----------------------------------------- ----------- ------------ ------------- -------------- ------------------ ---------------
  ----------------------------------------- ----------- ------------ ------------- -------------- ------------------ ---------------
  Balance at December 31, 2004                    $178      $24,761      $(4,843)                            $(336)       $19,760
  ----------------------------------------- ----------- ------------ ------------- -------------- ------------------ -------------
  Net unrealized gain on available for                                                                          519           519
    sale securities
  Reclassification adjustment for gain on
    securities sold included in net loss,
    net of tax                                                                                                (159)         (159)
  Net unrealized gain on interest rate
    swap,  net of tax and minority
    interest                                                                                                    108           108
  Net loss                                                                (2,919)                                         (2,919)
   Issuance of 15,455 shares of common
    stock to MXL Retirement and Savings
    Plan                                                         37                                                            37
   Issuance of 4,886 shares of common
    stock to directors                                           13                                                            13
  Contributions from GP Strategies                            1,201                                                         1,201
  Other                                                        (91)                                                          (91)
  ----------------------------------------- ----------- ------------ ------------- -------------- ------------------ -------------
  Balance at December 31, 2005                     178       25,921       (7,762)                               132        18,469
  SAB 108 cumulative adjustment                                             (208)                                           (208)
  ----------------------------------------- ----------- ------------ ------------- -------------- ------------------ -------------
  ----------------------------------------- ----------- ------------ ------------- -------------- ------------------ -------------
  Adjusted balance  at December 31, 2005           178       25,921       (7,970)                               132        18,261
  Net unrealized gain on available for
     sale securities                                                                                          4,231         4,231
  Net unrealized gain on interest rate
     swap, net of tax and minority                                                                             (29)          (29)
     interest
  Net loss                                                                (1,207)                                         (1,207)
   Purchase of 100,000 shares of treasury
    stock                                                                                 $(188)                            (188)
   Issuance of 35,105 shares of  common
    stock to MXL Retirement and Savings                          56                                                            56
    Plan
   Issuance of 7,639 shares of common
    stock to directors                                           13                                                            13
  ----------------------------------------- ----------- ------------ ------------- -------------- ------------------ -------------
  Balance at December 31, 2006                    $178      $25,990      $(9,177)         $(188)             $4,334       $21,137
  ----------------------------------------- ----------- ------------ ------------- -------------- ------------------ -------------

(a) Principally represents net income (loss) attributable to non-core assets not operated as separate entities. See accompanying notes to consolidated financial statements


                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

1.        Basis of presentation

National Patent Development Corporation (the "Company") was incorporated on March 10, 1998 as a wholly-owned subsidiary of GP Strategies Corporation ("GPS" or "GP Strategies").

On February 12, 2004 the Company was recapitalized whereby the authorized capital was changed to 10,000,000 shares of preferred stock and 30,000,000 of common stock.

On July 30, 2004, GP Strategies contributed its ownership interests in its optical plastics and home improvement distribution businesses, as well as other non-core assets, to the Company in exchange for the Company's common stock. Subsequent thereto, GP Strategies made cash capital contributions to the Company (see Notes 15(b) and 17). Prior to the July 2004 contribution, the Company was inactive and had no operations. On November 24, 2004, GPS distributed 17,798,585 common shares of the Company representing 100% of the outstanding common stock, to the GPS stockholders in a tax free spin-off.

The contribution of assets from GPS to the Company represents a transfer of assets between entities under common control and accordingly has been accounted for at the carryover basis to GPS of the transferred assets as if the transfer occurred at the beginning of the periods presented. Accordingly, the accompanying 2004 consolidated financial statements present the historical results of operations, cash flows and changes in stockholders' equity of MXL Industries, Inc. ("MXL") and Five Star Products Inc. ("Five Star") the businesses contributed combined with the non-core assets for the period prior to the contribution date. Results of operations reflect charges for allocations of corporate expense incurred by GPS (see Note 15).

2.      Description of business and a summary of significant accounting policies

Description of business. The Company owns and operates the optical plastics business through its wholly-owned subsidiary, MXL, the home improvement distribution business through its 64% owned subsidiary Five Star and also owns certain other assets, including, an approximately 14% interest in Valera Pharmaceuticals, Inc. (which went public in February 2006, see Note 4); and certain real estate. MXL is a specialist in the manufacture of polycarbonate parts requiring strict adherence to optical quality specifications, and in the application of abrasion and fog resistant coating to these parts. Products include shields and face masks and non-optical plastic products. Five Star is engaged in the wholesale distribution of home decorating, hardware and finishing products to independent retail dealers in twelve states in the Northeast. Products distributed include paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products.

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash equivalents. Cash equivalents consist of highly liquid debt instruments with original maturities of three months or less.

Marketable securities. Marketable securities consist of U.S. corporate equity securities. The Company classifies its marketable securities as trading or

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

available-for-sale investments. Trading and available-for-sale securities are recorded at their fair value. Trading securities are held principally for the purpose of selling them in the near term. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity in accumulated other comprehensive income, net of the related tax effect, until realized. A decline in the market value of any available-for-sale security below cost, that is deemed to be other than temporary, results in a reduction in carrying amount to fair value. The impairment is charged to earnings, and a new cost basis is established. Realized gains and losses are derived using the average cost method for determining the cost of securities sold. The Company fully disposed of its trading securities in the year ended December 31, 2004.

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

Shipping and handling costs. Shipping and handling costs, which are included as a part of selling, general and administrative expense, amounted to $4,971,000, $5,067,000 and $4,840,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Vendor allowances. The Company accounts for vendor allowances under the guidance provided by EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," and EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers." Vendor allowances reduce the carrying cost of inventory unless they are specifically identified as a reimbursement for promotional programs and/or other services provided. Any such reimbursements received in excess of the actual cost incurred also reduce the carrying cost of inventory.

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

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

The Company has investments in land in Pawling, New York with a carrying value of $2.5 million and in East Killingly, Connecticut with a carrying value of $0.4 million, which are included in other assets in the Consolidated Balance Sheets (see Note 15). Management believes the fair value of these investments exceed their carrying value.

Fair value of financial instruments. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate estimated fair values because of short maturities. The carrying value of the receivable from GPS approximates estimated fair value (see Note 13(b)). The carrying value of short term borrowings approximates estimated fair value because borrowings accrue interest which fluctuates with changes in LIBOR or prime. The carrying value for the Company's long-term debt, certain of which have variable interest rates, approximates fair value.

Marketable securities, are carried at fair value based upon quoted market prices. Derivative instruments are carried at fair value representing the amount the Company would receive or pay to terminate the derivative.

Derivatives and hedging activities. The interest rate swap and interest rate collar entered into by Five Star in connection with its loan agreement (see Note
9) is being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. During the years ended December 31, 2006, 2005 and 2004 the Company recognized a gain of $10,000, $1,000 and $19,000, respectively, as part of other income, for changes in the fair value of the interest rate collar. The fair value of the interest rate swap amounted to $320,000 and $395,000 at December 31, 2006 and 2005, respectively, and is included in accounts payable and accrued expenses in the accompanying balance sheets.

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

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

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

In February, 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" including an amendment of FASB Statement 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is assessing SFAS No. 159 and have not determined yet the impact that the adoption of SFAS No. 159 will have on our results of operations or financial position.

Staff Accounting Bulletin No.108. During the fourth quarter of 2006, the Company adopted the provisions of Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using both a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.

Prior to 2006, the Five Star identified prior year misstatements related to accounting for vendors' allowances for product purchases, which did not reduce the cost of inventory but instead were recognized as a reduction in cost of goods sold in the years they arose. In the past the Company assessed the effect for each of the years impacted by these misstatements, using the permitted rollover method (or income statement approach), and determined that the effect on the financial statements, taken as a whole, was not material. As the result of implementation of SAB 108, the Company reevaluated the effect of prior year misstatements on the previously issued financial statements using both methods and determined that the misstatements related to vendors' allowances, which amounted to $540,000 at December 31, 2005, under the balance sheet method would have been material at December 31, 2005 had the Company applied such method. As allowed by SAB 108 transition provisions, the Company elected to not restate prior year financial statements but increased the 2006 beginning balance of the accumulated deficit by $208,000, net of minority interest of $117,000 and related tax effect of $215,000.

Stock based compensation. The Company has stock-based compensation plans for employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock shares, and other stock-based awards. The plans are administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123R"), utilizing the modified prospective method whereby prior periods will not be restated for comparability. Under such method, compensation cost is recorded as earned (i) for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS 123R based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii)

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements


for all share-based payments granted subsequent to the adoption, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended by related interpretations of the FASB. Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation", which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. As of December 31, 2006, no awards have been granted under the Company's plan. In addition, during the year ended December 31, 2006, under its plan Five Star only granted stock options with performance conditions for which no compensation was accrued based on managements judgement as of such date that it was not probable that the performance conditions will be satisfied. Therefore the adoption of this pronouncement did not have a material effect on the Company's consolidated results of operations for the year ended December 31, 2006.

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements


The following table provides the pro forma effect on net earnings as if the fair-value-based measurement method had been applied to all stock-based compensation for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):


                                                         Year ended December 31,
                                                       2005                    2004
--------------------------------------------- ------------------------ ---------------------
Net loss - As reported                                $(2,919)                 $(4,529)
Compensation expense, net of tax
                Five Star stock options                    (7)(1)                   (7)  (1)
------------------------- ------------------- ------------------------ ----------------------
                Pro forma net loss                    $(2,926)                 $(4,536)

Basic and diluted loss per share
                As reported                             $(.16)                   $(.25)
                Pro forma                               $(.16)                   $(.25)


(1) Expense relates to option grants made by Five Star prior to the acquisition of a controlling interest in Five Star by the Company.

Per share data. Basic and diluted loss per share for the year ended December 31, 2004, is based upon the 17,798,585 common shares of the Company issued in 2004 and distributed in the spin-off described in Note 1,. Basic and diluted loss per share for the year ended December 31, 2006 and 2005 is based upon the weighted average number of the Company shares outstanding for such years.

Outstanding warrants to acquire 1,423,887 common shares issued in December 2004 (see Note 17) were not included in the 2006, 2005 and 2004 diluted computation as their effect would be anti-dilutive.

Net loss per share for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands, except per share amounts):

                                               Year ended December 31,
                                              2006           2005         2004
   --------------------------------------- ---------- ------------- ------------
   Basic and Diluted EPS
   Net loss                                $(1,207)       $(2,919)      $(4,529)
   Weighted average shares
     outstanding, basic and diluted         17,829         17,807        17,798
   Basic and diluted loss per share          $(.07)         $(.16)        $(.25)

Income taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see Note 9).

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

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

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments, accounts receivable from customers and the receivable from GP Strategies. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. See Note 13 with respect to transactions affecting the receivable from GP Strategies.

Accumulated other comprehensive income (loss). The components of accumulated other comprehensive income (loss) are as follows (in thousands):

                                                                           December 31,
                                                           2006                   2005
   -------------------------------------------------- ----------------- -------------------
   Net unrealized gain(loss) on
   available-for-sale-securities                        $  4,217                 $  (14)
   Net unrealized gain on interest rate swap                 205                    253
   -------------------------------------------------- ----------------- -------------------
   Accumulated other comprehensive income
    before tax                                             4,422                    239
   -------------------------------------------------- ----------------- -------------------
   Accumulated income tax expense
   related to items of other comprehensive income            (88)                  (107)
   -------------------------------------------------- ----------------- -------------------
   Accumulated other comprehensive income,
    net of tax                                          $  4,334                 $  132

Financial statement reclassification. Certain amounts in the prior year financial statements have been reclassified to conform to the 2006 presentation.


                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

3.       Inventories

Inventories are comprised of the following (in thousands):

                                                       December 31,
                                                 2006              2005
           -------------------------- ------------------- ------------------
           Raw materials                         393                 386
           Work in process                       149                 113
           Finished goods                     21,993              23,522
           -------------------------- ------------------- ------------------
           -------------------------- ------------------- ------------------
                                              $22,535             $24,021

4.       Investment in Valera Pharmaceuticals, Inc. ("Valera")

Valera is a specialty pharmaceutical company focused on the development and commercialization of urology and endocrinology products. Valera markets VANTAS for advanced prostate cancer and has multiple products in clinical development including SUPPRELIN-LA for central precocious puberty.

In December 2001, Valera completed a $7 million private placement of Series A convertible preferred stock to certain institutional investors. As a condition of the private placement, GP Strategies, which owned 100% of the common stock of Valera contractually gave up operating control over Valera through an Investors Rights Agreement, which gave GP Strategies the right to designate one director on Valera's board of directors and gave the other stockholders the right to designate the other directors, and subsequent thereto accounted for the investment under the equity method. As a result of Valera's operating losses, GP Strategies investment was written down to zero.

In 2003, Valera completed a private placement offering pursuant to which Valera raised approximately $13.5 million in gross proceeds from the sale of Series B convertible preferred stock. As part of such transaction, GP Strategies was granted an option until March 31, 2004, to purchase up to $5 million of the Series B convertible preferred stock at the offering price of $0.725 per share, which was subsequently verbally extended to June 30, 2004. On June 30, 2004, GP Strategies transferred a portion of its option to an institutional investor, who exercised such option and purchased from Valera 3,448,276 shares of Series B convertible preferred stock for $0.725 per share. The balance of the option expired unexercised. In consideration of such transfer, such institutional investor granted the Company an option until October 28, 2004 to purchase up to 2,068,966 shares of Series B convertible preferred stock owned by such institutional investor for prices ranging from $0.725 to $0.7685 per share. The Company exercised such option on October 28, 2004 at a price of $0.7685 per share, for an aggregate exercise price of $1,590,000. On November 12, 2004, the Company obtained the funds necessary to pay the exercise price (see Note 15
(d)). On August 16, 2004, Valera sold 11,600,000 shares of Series C convertible preferred stock and received gross proceeds of $11.6 million. As of December 31, 2005, the Company owned 10,000,000 shares of Valera common stock and 2,068,966 shares of Valera series B convertible preferred stock. Assuming conversion of all of the outstanding shares of Series A, Series B and Series C convertible preferred stock and exercise of stock options held by employees of Valera at December 31, 2005, the Company would own approximately 18% of Valera. On February 7, 2006 Valera completed an initial public offering of 3,862,500 shares of common stock at $9.00 per share. All the convertible preferred stock outstanding at the time of the offering, including accrued dividends, automatically converted into common stock. In addition, Valera effected a 1 for 6 reverse split of common stock. Subsequent to the public offering after giving

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements



effect to the conversion of the Series B preferred stock and the reverse split the Company owned 2,070,670 shares of Valera common stock or approximately 14% of the outstanding shares of common stock. The Company entered into a lock-up agreement with the underwriters of the public offering which restricted the Company from selling or otherwise disposing of its shares of Valera common stock until August 16, 2006.

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

As described above, the Company's investment in voting stock of Valera has declined below 20%. In addition, at December 31, 2005, Valera's board of directors consisted of nine directors only one of which had been designated by the Company. Accordingly the Company believed that it no longer had the ability to exercise significant influence over operating and financial policies of Valera and no longer accounted for its investment in Valera by the equity method. As a result thereof, as of December 31, 2005, the investment in Valera's Series B convertible preferred stock is being accounted for at cost.

As a result of the initial public offering in February 2006, the Company's investment in Valera's common stock became a marketable security and accordingly, the investment, to the extent of shares available to be sold within a year at any balance sheet date under Rule 144 or an effective registration statement, has been classified as available for sale securities and measured at fair value with the adjustment to fair value and changes therein recorded in other comprehensive income. The remainder of the investment is considered restricted and is carried at cost. In addition, if it is determined that the Company is no longer an affiliate, the shares would become freely tradable after the initial six month lock-up period. During the 12 months ending December 31, 2007 is estimated that 595,000 Valera common shares will become available to be sold resulting in an unrealized gain of $4,366,000 being included in accumulated other comprehensive income at December 31, 2006. Two related parties, Bedford Oak Partners and Mr. Jerome I. Feldman, are entitled to receive 50% of any profit received from the sale, on a pro-rata basis, of 404,004 shares of Valera common stock in excess of $3.94 per share (see Note 15(d)). The unrealized gain on Valera shares available for sale at December 31, 2006 which would be payable to the related parties upon sale totaled $242,000, which is included in Investment and Other income (loss) and Other liabilities in the 2006 financial statements.

On December 12, 2006 Valera entered into an agreement and plan of merger pursuant to which Indevus Pharmaceuticals, Inc. (Nasdaq: IDEV) would acquire Valera in a stock transaction for $7.75 per share (as described below), plus contingent payments of up to $3.50 per share based on the achievement of future product milestones (as described below).

 The merger will take the form of a tax-free stock-for-stock merger. Under the terms of the agreement, each share of Valera common stock will be exchanged for $7.75 in Indevus common stock, provided the volume weighted average closing price for Indevus common stock is between $6.59 and $8.05 during the 25 trading day period ending five trading days prior to the meeting of Valera stockholders to vote on the merger. Each Valera share exchanged would be converted into not more than 1.1766 shares and not less than 0.9626 shares of Indevus common stock.

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

In addition, each share of Valera common stock will also be converted into three contingent stock rights ("CSRs") relating to three Valera products in various stages of development. One CSR is convertible into $1.00 of Indevus common stock upon FDA approval of Valera's SUPPRELIN-LA and the availability of sufficient launch quantities, one CSR is convertible into $1.00 of Indevus common stock upon FDA approval of Valera's biodegradable ureteral stent and one CSR is convertible into $1.50 of Indevus common stock upon FDA approval of Valera's octreotide implant. The amount of Indevus common stock into which the CSRs convert will be determined by a formula based on the average stock price of Indevus prior to achievement of the applicable milestones, and CSRs convert into Indevus common stock only if the applicable milestones are achieved within three years of the closing of the merger in the case of SUPPRELIN-LA and within five years of the closing of the merger in the case of the biodegradable ureteral stent and the octreotide implant.

In connection with the transaction, certain affiliated funds of Sanders Morris Harris, Valera's largest shareholder, and one other large shareholder of Valera, have entered into voting agreements in which they have agreed to vote shares representing approximately 41% of Valera's outstanding shares in favor of the merger.

The merger has been approved by the boards of directors of Indevus and Valera and is expected to be completed on or around April 30, 2007. Closing of the merger is subject to clearance under the Hart-Scott Rodino Antitrust Improvements Act, approval of Valera's stockholders, approval of Indevus' stockholders and other customary closing conditions.

 5.      Marketable securities

Marketable securities, which are carried at market value, were comprised of the following (in thousands):

Available-for-sale securities

                                                           December 31,
                                                      2006          2005
        -------------------------------------- ------------- --------------
                                               ------------- --------------
        Millennium Cell Inc.                          $343          $477
                                               ------------- --------------


         Millennium Cell Inc. ("Millennium")

Millennium is a publicly traded emerging technology company engaged in the business of developing innovative fuel systems for the safe storage, transportation and generation of hydrogen for use as an energy source. On October 17, 2003, the Company received from GP Strategies in partial payment of a receivable an additional 1,000,000 shares of common stock of Millennium with a market value on that date of approximately $3,500,000. During the year ended December 31, 2004, the Company sold 223,500 Millennium shares received in October 2003 for $609,000 and recognized a loss of $173,000, which is included in Investment and other income (loss). At December 31, 2004, the Company held 964,771 shares of common stock of Millennium with a market value of $1,235,000, representing approximately a 3% ownership interest, and an unrealized loss of $499,000 reflecting further unrealized losses during the year ended December 31, 2004, after recognition of an impairment loss described below. During the year

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

ended December 31, 2005, the Company sold 600,000 shares of Millennium, and generated net proceeds of approximately $1,326,000 and recognized gains of approximately $192,000. At December 31, 2006 and 2005, the Company owned 364,771 shares of common stock of Millennium with a market value of $343,000 and $477,000, respectively, representing approximately a 1% ownership interest, and an unrealized loss of $149,000 and $14,000, respectively.

At December 31, 2003 the Company believed that the reduction in market value of Millennium, which resulted in an unrealized loss of $721,000 at such date, correlated with the general trend of the market for emerging technology companies and reflected the volatility of Millennium's stock price. The Company had evaluated the near-term prospects of Millennium in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company did not consider its investment in Millennium to be other-than-temporarily impaired. However, at June 30, 2004, based on the increase in the severity and duration of the impairment and the absence of sufficient evidence to support a recovery of fair value within a reasonable period of time, the Company considered the investment in the 671,500 remaining shares acquired in October 2003 to be other-than-temporarily impaired and accordingly recorded an impairment loss of $1,081,000 related to such shares in Investment and other income (loss) in the year ended December 31, 2004.

Trading securities

         Hemispherx Biopharma Inc. ("HEB")

At December 31, 2003, the Company held 159,596 shares of HEB received as a capital contribution from GPS. In 2004, these shares were sold for proceeds of $404,000 and resulted in realized a gain of $43,000 which was included in in Investment and other income (loss).

6.       Property, plant and equipment

Property, plant and equipment consist of the following (in thousands):

                                                             December 31,
                                                        2006               2005
   --------------------------------------------- ------------------ ------------
   Land                                              $    90            $    90
   Buildings and improvements                          3,334              3,181
   Machinery and equipment                             7,939              7,625
   Furniture and fixtures                              1,538              1,401
                                                 ------------------ ------------
                                                 ------------------ ------------
                                                      12,901             12,297
   Accumulated depreciation and amortization          (9,976)            (9,212)
                                                 ------------------ ------------
                                                 ------------------ ------------
                                                     $ 2,925            $ 3,085


Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 amounted to $781,000, $619,000 and $726,000, respectively.

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

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

7.       Goodwill

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


8.       Long-term debt and short term borrowings

Long-term debt is comprised of the following (in thousands):

                                                    December 31,
                                                  2006           2005
  ------------------------------------------ -------------- ------------
  MXL Pennsylvania Mortgage (a)                 $1,105         $1,205
  AOtec Debt (b)                                                  186
  Term Loan (c)                                    377
  Capital lease obligations                          1              6
  ------------------------------------------ -------------- ------------
  ------------------------------------------ -------------- ------------
                                                 1,483          1,397
  Less current maturities                         (151)          (291)
  ------------------------------------------ -------------- ------------
  ------------------------------------------ -------------- ------------
                                                $1,332         $1,106

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements


     a) The loan which is collateralized by real estate and fixtures, requires monthly repayments of $8,333 plus interest at 2.5% above the one month LIBOR rate and matures on March 8, 2011, when the remaining amount outstanding of approximately $680,000 is due in full. The loan is guaranteed by GPS.

     b) In September 2003, MXL purchased machinery, equipment and inventory from AOtec LLC ("AOtec"), located in the Massachusetts area, for $1,100,000, subject to adjustment. In connection with this purchase, the Company valued the machinery and equipment at approximately $900,000, the inventory at approximately $350,000 and recorded an accrued expense of $150,000. MXL paid $100,000 of the purchase price in cash and issued three notes, in the amount of $450,000, $275,000 and $275,000 each, due October 1, 2003, August 5, 2004 and August 5, 2005, respectively (collectively, the "AOtec Notes"). The AOtec Notes bear interest on the unpaid principal amount at the rate of 4% per annum. On October 1, 2003, MXL borrowed $700,000 from a bank under an agreement to finance the purchase price (the "AOtec Debt") and used a portion of the proceeds to pay the $450,000 note. The AOtec Debt bears interest at the rate of 5.89 % per annum, is payable monthly for three-years and is secured by the machinery and equipment purchased from AOtec. GP Strategies guaranteed the AOtec Debt. On July 7, 2005 MXL negotiated a reduction of $275,000 in the amounts due under the AOtec Notes with maturity dates of August 5, 2004 and 2005, resulting from a dispute over the purchase price. According to the contract of sale, the payments due pursuant to the AOtec Notes were subject to an offset and withholding by MXL. MXL paid $175,000 to AOtec on July 7, 2005 and paid an additional $100,000 in equal installments of $25,000 over the subsequent four quarters to settle the previously outstanding $550,000 in AOtec Notes. The AOtec Notes amounting to $50,000 as of December 31, 2005 are classified as short term borrowings on the Company's Consolidated Balance Sheet and are not included in the table above. The reduction of $275,000 was accounted for as a purchase price adjustment, with the purchased inventory still on hand reduced by $131,000, machinery and equipment reduced by $61,000 and $83,000 credited to operations as a recovery of a loss related to AOtec equipment previously written-off in 2004.


     c) On November 27, 2006, MXL entered into a 5 year $785,000 Term Loan for the financing of machinery and equipment at 2.5% above the one month LIBOR rate, or .25% above the banks prime lending rate, as applicable. From November 2006 through May 2007 the Bank will disburse funds to

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements


          MXL, and MXL will pay on a monthly basis all accrued interest due the bank. In May 2007 the balance borrowed will convert to a five year Term Loan, with monthly payments of principal and accrued interest through May 2012. The Term Loan is guaranteed by the Company and secured by MXL's Lancaster, PA property. At December 31, 2006 $377,000 was outstanding under the Term Loan and $408,000 was available to be borrowed.

Aggregate annual maturities of long-term debt at December 31, 2006 are as follows (in thousands):

                  2007                       $ 151
                  2008                         176
                  2009                         175
                  2010                         175
                  2011                         781
                  Thereafter                    25
                  --------------------------------
                  Total                     $1,483

Short-term borrowings

Five Star

In 2003, Five Star entered into a Loan and Security Agreement (the "Loan Agreement") with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Lender"). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement, as amended, consist of LIBOR plus a credit spread of 1.5% (6.85% at December 31, 2006) for borrowings not to exceed $15,000,000 and the prime rate (8.25% at December 31, 2006) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At December 31, 2006 and 2005, approximately $17,664,000 and $19,764,000 was outstanding under the Loan Agreement and approximately $2,929,000 and $1,451,000 was available to be borrowed, respectively. Substantially all of Five Star's assets (amounting to approximately $34,000,000 and $36,000,000 at December 31, 2006 and 2005, respectively, are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of December 31, 2006, Five Star was in compliance with the covenants.

In connection with the Loan Agreement, on June 30, 2003, Five Star entered an interest rate swap with the lender which has been designated as a cash flow hedge. Under the swap, effective July 1, 2004 through June 30, 2008, Five Star will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread of 1.5% will be paid in addition to the 3.38%. At December 31, 2006 and 2005, the interest rate swap had a fair value of $320,000 and $395,000, respectively, which is included in other assets in the accompanying balance sheets. On June 17, 2004, Five Star also entered into an interest rate collar transaction during the period from July 1, 2004 through June 30, 2008 on notional principal of $12,000,000. The transaction consists of an interest rate floor of 2.25%, whereas if LIBOR is below 2.25%, the Lender will pay to Five Star the difference between LIBOR and 2.25%, on the same notional principal amount. The transaction also consists of an interest rate cap of 5.75%, whereas if LIBOR is above 5.75%, Five Star will pay to the Lender the difference between LIBOR and 5.75%, on the same notional principal amount.

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements
MXL

On March 1, 2005, MXL obtained a Line of Credit Loan (the "MXL Line") from M&T Bank with a one year term, maturing on March 1, 2006, which was extended to June 30, 2007. The MXL Line provided for a $1,000,000 revolving credit facility, which is secured by MXL's eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. On November 27, 2006 the MXL Line was amended to a $900,000 line of credit. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 2.5% or the prime rate. The MXL Line is subject to an unused commitment fee of 0.125% of the average daily unused balance of the line payable quarterly. The Company has guaranteed the MXL Line up to $785,000. At December 31, 2006 and 2005, $750,000 and $950,000,
respectively, was outstanding under the MXL Line and $150,000 was available to be borrowed at December 31, 2006. The MXL Line contains certain financial covenants. As of December 31, 2006, the Company was in compliance with its covenants.

9.       Income taxes

Commencing November 24, 2004, the date of the spin-off, the Company files a consolidated federal income tax return with its subsidiaries, except for Five Star which is less than 80% owned and filed its own separate consolidated federal income tax return. Prior to the spin-off, MXL's operating results together with those of the non-core assets historically have been included in consolidated federal income tax returns filed by GPS. In addition, MXL files separate state income tax returns in Pennsylvania and Illinois. Income tax expense (benefit) in the accompanying 2004 financial statements for the period prior to the spin-off has been computed as if MXL filed its own separate federal and state income tax returns including transactions related to the non-core assets. As GPS did not own 80% of its common stock, Five Star filed its own separate consolidated federal income tax return, as well as separate state and local income tax returns.

Prior to the spin-off the Company and GPS entered into a Tax Sharing Agreement. The Tax Sharing Agreement, which was effective as of January 1, 2004, provides for tax sharing payments between the Company and GPS for the period prior to the spin-off, so that the Company is generally responsible for tax expense attributable to its lines of business and entities comprising it, and GPS is generally responsible for the tax expense attributable to its lines of business and entities comprising it. From January 1, 2004 through November 24, 2004, the date of the spin-off, no amounts were charged to the Company under the Tax Sharing Agreement, as no tax expense was incurred by the Company for this period. In addition, no amount was credited to MXL for utilization by GPS of MXL's 2004 loss for the period prior to the spin-off. Accordingly, the 2004 expense for current federal income taxes relates to Five Star.

The components of income tax expense (benefit) are as follows (in thousands):


                                               Year Ended December 31,
                                                     2006           2005          2004
   ------------------------------------------ -------------- ------------- -------------
   Current
   Federal                                      $   353          $   -          $703
   State and local                                  173             33           226
   ------------------------------------------ -------------- ------------- -------------
   ------------------------------------------ -------------- ------------- -------------
   Total current                                    526             33           929
   ------------------------------------------ -------------- ------------- -------------
   ------------------------------------------ -------------- ------------- -------------
   Deferred
   Federal                                         (152)          (200)           53
   State and local                                  (47)           (53)            -
   ------------------------------------------ -------------- ------------- -------------
   ------------------------------------------ -------------- ------------- -------------
   Total deferred                                  (199)          (253)           53
   ------------------------------------------ -------------- ------------- -------------
   ------------------------------------------ -------------- ------------- -------------
   Total income tax expense (benefit)              $327          $(220)         $982


                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

The deferred expense (benefit) excludes activity in the net deferred tax asset relating to tax on appreciation (depreciation) in available-for-sale securities and the interest rate swap, which is recorded directly to stockholders' equity.

The difference between the expense (benefit) for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) is as follows:

                                                                                    Year Ended December 31,
                                                                                2006          2005         2004
  ------------------------------------------------------------------------- ------------- ------------ -------------
  Federal income tax rate                                                        (34.0)%       (34.0)%      (34.0)%
  State and local taxes, net of federal benefit                                   19.5          (0.3)         4.7
  Non-deductible expenses                                                          2.1           3.0          0.4
  Impairment and realized losses for investment in marketable securities
  for which no benefit has been provided                                                                    15.2
  Loss on write-down of Illinois property for which no benefit has been
  provided                                                                                                  10.9
  Net operating loss of MXL for period prior to spin-off unable to be
  utilized on a stand-alone basis for which no benefit has been provided          -             -           15.1
  Valuation allowance adjustment                                                 54.7          (7.0)
  Net operating loss of the Company for period subsequent to spin-off for
  which no benefit has been provided                                                           23.1         24.6
  Other                                                                          (.3)          8.4         (5.3)
  ------------------------------------------------------------------------- ------------- ------------ -------------
  ------------------------------------------------------------------------- ------------- ------------ -------------
  Effective tax rate expense (benefit)                                            42%         (6.8)%       31.6%

The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in the net deferred tax (liability) asset are summarized as follows (in thousands):

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

                                                                          December 31,
                                                                               2006          2005
  ----------------------------------------------------------------------- ------------- -----------
  Deferred tax assets:
  Property and equipment                                                    $   247       $   207
  Allowance for doubtful accounts                                               170           154
  Accrued liabilities                                                           247            41
  Marketable securities                                                          31
  Investments in Valera                                                         997         2,535
  Net operating loss carryforward                                             3,165         2,737
  Interest rate collar                                                            2             8
  Inventory                                                                     365            13
  Capital loss carryforward                                                     414           476
  ----------------------------------------------------------------------- ------------- -----------
  Deferred tax assets                                                         5,638         6,171
  ----------------------------------------------------------------------- ------------- -----------
  Deferred tax liabilities:                                                      -             83
  Investment in subsidiary                                                      279           279
  Marketable securities
  Interest rate swap                                                            128           158
  ----------------------------------------------------------------------- ------------- -----------
  Deferred tax liabilities                                                      407           520
  ----------------------------------------------------------------------- ------------- -----------
  Net deferred tax assets                                                     5,231         5,651
  ----------------------------------------------------------------------- ------------- -----------
  Less valuation allowance                                                   (4,719)       (5,578)
  ----------------------------------------------------------------------- ------------- -----------
  Net deferred tax asset                                                     $  512         $  73
  ----------------------------------------------------------------------- ------------- -----------


As of December 31, 2006, the Company has a net operating loss carryforward of $8,116,000, representing losses incurred subsequent to the spin-off and losses incurred by MXL prior to the spin-off, which expire from 2017 to 2026. In addition, the Company has a capital loss carryforward of $1,062,000, which expires in 2010.

Under the Internal Revenue Code's consolidated return regulations, each member of GP Strategies consolidated group (including MXL) is jointly and severally liable for the consolidated federal income tax liabilities. GPS, the Company and their respective subsidiaries entered into a Tax Sharing Agreement that defines the parties' rights and obligations with respect to deficiencies and refunds of federal, state and other taxes relating to the Company's business for tax years prior to the spin-off and with respect to certain tax attributes of the Company after the spin-off. In general, GPS will be responsible for filing consolidated federal tax returns and paying any associated taxes for periods through the date of the spin-off (the "Distribution Date"). The Company will be required to pay GPS an amount equivalent to federal taxes relating to the Company and its subsidiaries allocated taxable income includable in GPS's consolidated federal income tax return for the taxable period that ends on the Distribution Date. The Company is responsible for filing its own tax returns and paying taxes for periods beginning on or after the Distribution Date. GPS and the Company agreed to cooperate with each other and to share information in preparing such tax returns and in dealing with other tax matters. GPS and the Company will be responsible for their own taxes other than those described above.

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

The Company has agreed not to take any actions or enter into any transactions that would cause the spin-off not to qualify as tax-free. The Company also has agreed to indemnify GPS to the extent that any action the Company takes gives rise to a tax incurred by GPS with respect to the spin-off.

If the Company increases its ownership to at least 80% of Five Star's common stock, Five Star would become, for federal tax purposes, part of the affiliated group of which the Company is the common parent. As a member of such affiliated group, Five Star would be included in the Company's consolidated federal income tax returns, Five Star's income or loss would be included as part of the income or loss of the affiliated group and any of Five Star's income so included might be offset by the consolidated net operating losses, if any, of the affiliated group. Five Star has entered into a tax sharing agreement with GP Strategies (which was assigned to the Company as part of the spin-off) pursuant to which Five Star will make tax sharing payments to the Company once Five Star becomes a member of the consolidated group equal to 80% of the amount of taxes Five Star would pay if Five Star were to file separate consolidated tax returns but did not pay as a result of being included in the Company's affiliated group.

10.      Capital Stock

The Board of Directors without any vote or action by the holders of common stock is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

On December 15, 2006, the Company Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At December 31, 2006, the Company had repurchased 100,000 shares of its common stock for $188,000.

11.      Incentive stock plans

On November 3, 2003, GPS and the Board of Directors of the Company adopted an Incentive Stock Plan under which 1,750,000 shares of common stock are available for grant to employees, directors and outside service providers. The plan permits awards of incentive stock options, nonqualified stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of the Company's common stock. As of December 31, 2006 no awards have been granted under the plan. See Note 19(c).

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

The term of any option granted under the Five Star Plan will not exceed ten years from the date of grant and, in the case of incentive stock options granted to a 10% or greater holder in the total voting stock of Five Star, three years from the date of grant. The exercise price of any option will not be less than the fair market value of the Common Stock on the date of grant or, in the case of incentive stock options granted to a 10% or greater holder in the total voting stock, 110% of such fair market value. Options granted vest 20% on date of grant with the balance vesting in equal annual installments over four years. At December 31, 2006, Five Star had 1,500,000 shares of common stock reserved for future grants under the Five Star Plan.

Activity relating to stock options granted by Five Star for the three years in the period ended December 31, 2006 follows:

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements



                                                                                                Weighted-Average
                                                                                                   Remaining         Aggregate
                                                            Number of       Weighted-Average      Contractual        Intrinsic
                                                             Shares          Exercise Price     Terms (Years)          Value

  Options outstanding at December 31, 2003                   1,530,000                0.19
        Cancelled                                             (430,000)               0.33
                                                            -----------
  Options outstanding at December 31, 2004 and 2005          1,100,000                0.14
         Granted                                               400,000                0.18
         Expired                                              (450,000)              (0.14)
                                                              ---------
  Options outstanding at December 31,2006                    1,050,000                0.16                  1.2       $148,500
                                                             =========                ====                  ===       ========
  Options exercisable at December 31,2006                      650,000                0.15                  0.1       $100,500
                                                               =======                ====                  ===       ========

On October 18, 2006, Five Star granted options to purchase 400,000 shares of Five Star's common stock at an exercise price equal to $0.18, the average of the closing bid and asked prices of the common stock on that date. The options will vest if Five Star meets certain EBITDA targets over the next three years and upon employee's continued employment as well as shareholder approval of the 2007 Plan, Such approval is deemed to be essentially a formality as NPDC is the majority shareholder and controls Five Star's Board of Directors, which adopted the 2007 Plan (see Note 19(d)). Five Star determined the estimated aggregate fair value of these options on the date of grant to be $66,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 166%, dividend yield of 0%, risk free interest of 5% and an expected life of 4 years. Achievement of performance criteria was determined as less then probable at December 31, 2006 and therefore no compensation expense was recognized. The EBITDA target and exercise price were modified in March 2007.

At December 31, 2006, Five Star did not have any unrecognized compensation expenses relating to options granted to employees and directors.

 See Note 19(d).

12.      Other benefit plans

Five Star Employee Benefit Plan

Five Star maintains a 401(k) Savings Plan for employees who have completed one year of service. The Savings Plan permits pre-tax contributions to the plan of 2% to 50% of compensation by participants pursuant to Section 401(k) of the Internal Revenue Code. Five Star matches 40% of the participants' first 6% of compensation contributed, not to exceed an amount equivalent to 2.4% of that participant's compensation. Five Star's contribution to the plan was approximately $125,000, $119,000 and $123,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

MXL Employee Benefit Plan

MXL maintains a 401(k) Savings Plan, the MXL Industries, Inc. Retirement and Savings Plan (the "MXL Plan"), for employees who have completed at least one hour of service coincident with the first day of each month. The MXL Plan

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

permits pre-tax contributions by participants. The Company matches up to 50% of the participants' first 7% of compensation contributed. The Company matches participants' contributions in shares of Company's common stock. During the years ended December 31, 2006 and 2005, the Company contributed 35,105 and 15,455 shares of common stock with a value of approximately $56,000 and $37,000, respectively as a matching contribution to the MXL Plan.

13.      Commitments

Five Star has several noncancellable leases for real property and machinery and equipment. In addition MXL has a noncancellable lease for real property. Such leases expire at various dates with, in some cases, options to extend their terms. As of December 31, 2006 minimum rentals under long-term operating leases are as follows (in thousands):


                                            Real            Machinery &
                                          property           equipment          Total
            ------------------------- ------------------ ------------------ --------------
            2007                            $  1,645          $   887        $  2,532
            2008                               1,623              356           1,979
            2009                                 378              153             531
            2010                                   -                6               6
            Thereafter                             -                -               -
            ------------------------- ------------------ ------------------ --------------
            ------------------------- ------------------ ------------------ --------------
            Total                             $3,646          $1,402           $5,048
            ------------------------- ------------------ ------------------ --------------

Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense was approximately $3,132,000, $3,163,000, and $3,147,000 for the years ended December 31, 2006, 2005 and 2004, respectively. GPS has guaranteed the leases for Five Star's New Jersey and Connecticut warehouses, having annual rentals of approximately $1,600,000 and expiring in the first quarter of 2009. The landlord at Five Star's Connecticut facility has the option to cancel the lease if there is a signed contract to sell the building, upon six months written notice.

14.      Segment Information

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

The Five Star Segment distributes paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products on a regional basis. The following tables set forth the sales and operating profit attributable to each line of business (in thousands):

                                                           Year Ended December 31,
                                                        2006              2005          2004
   ------------------------------------------- ----------------- --------------- ---------------
   Sales
   MXL                                            $    8,996        $    7,915      $    8,241
   Five Star                                         108,088           106,451         101,982
   ------------------------------------------- ----------------- --------------- ---------------
   ------------------------------------------- ----------------- --------------- ---------------
                                                    $117,084          $114,366        $110,223
   ------------------------------------------- ----------------- --------------- ---------------
   ------------------------------------------- ----------------- --------------- ---------------
   Operating profit (loss)
   MXL                                                 $ 419          $ (1,135)       $ (2,593)
   Five Star                                           2,207             1,399           3,244
   Corporate and other                                (1,825)           (1,972)         (1,423)
   ------------------------------------------- ----------------- --------------- ---------------
   ------------------------------------------- ----------------- --------------- ---------------
                                                   $     801           $(1,708)     $     (772)
   ------------------------------------------- ----------------- --------------- ---------------


                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

Additional information relating to the Company's business segments is as follows (in thousands):

                                                     December 31,
                                                       2006 2005
      ------------------------------------ -------------- --------------
      Total assets
      MXL                                      $19,881        $11,068
      Five Star                                 29,885         36,100
      Corporate and other                        3,468          5,054
      ------------------------------------ -------------- --------------
      ------------------------------------ -------------- --------------
                                               $53,234        $52,222
      ------------------------------------ -------------- --------------

                                                  Year Ended December 31,
                                             2006         2005             2004
   ------------------------------------ ------------ ---------------- ----------
   Additions to property,
   plant, and equipment
   MXL                                       $ 367        $ 991         $ 183
   Five Star                                   254          174           275
   ------------------------------------ ------------ ---------------- ----------
   ------------------------------------ ------------ ---------------- ----------
                                              $621       $1,165          $458
   ------------------------------------ ------------ ---------------- ----------
   Depreciation and amortization
   MXL                                      $ 459        $ 500         $ 616
   Five Star                                  322          119           110
   ------------------------------------ ------------ ---------------- ----------
                                            $ 781        $ 619         $ 726
   ------------------------------------ ------------ ---------------- ----------

For the years ended December 31, 2006, 2005 and 2004, no customer accounted for 10% or more of the Company's sales.

Information about the Company's net sales in different regions, which are attributable to countries based upon location of customers, is as follows (in thousands):

                                          Year Ended December 31,
                                      2006          2005          2004
   ----------------------------- ------------- ------------- --------------
   ----------------------------- ------------- ------------- --------------
   United States                     $115,113      $112,175      $107,644
   Far East                             1,372         1,376          1,288
   Other                                  599           815          1,291
   ----------------------------- ------------- ------------- --------------
   ----------------------------- ------------- ------------- --------------
                                     $117,084      $114,366      $110,223

All assets of the Company are in the United States.

15.      Related party transactions

(a) GPS provided certain administrative services to the Company, including but not limited to tax and financial accounting, legal, human resources, employee benefits and insurance. The costs of these services were allocated to the Company based on specific identification and, to the extent that such identification was not practical, on the basis of sales or other method which management believes to be a reasonable reflection of the utilization of services provided or the benefit received by the Company. These allocations resulted in charges of $925,000, $1,141,000 and $911,000 being recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004, respectively which include amounts described below. Allocated expenses in excess of amounts which reduced the receivable balance due from GPS (see (b) below) in 2004 have

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

been recorded as a capital contribution resulting in an increase in additional paid-in capital. The expenses allocated to the Company for these services are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent entity and had otherwise managed these functions.

GPS and the Company have entered into contracts described below that will govern certain relationships between them. GPS and the Company believe that these agreements are at fair market value and are on terms comparable to those that would have been reached in arm's-length negotiations had the parties been unaffiliated at the time of the negotiations.

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

Effective July 1, 2005 GPS and the Company amended the above management agreement. Pursuant to the amendment, the Company will pay GPS an annual fee of not less than $970,000 as compensation for these services, payable in equal monthly installments. The fee includes $698,000 for the period July 1, 2005 through June 30, 2006 and $666,000 for the period July 1, 2006 through May 31, 2007 relating to the services of Jerome I. Feldman, the Company's Chief Executive Officer, representing approximately 80% of the cost of the compensation and benefits required to be provided by GPS to Mr. Feldman. The Company also occupies a portion of corporate office space leased by GPS. The Company paid the total annual rent of $242,000 in 2006, and charged back $40,000 to GPS for GPS's share of the space. GPS's lease extends through March 31, 2007.

The Company had entered into a separate management agreement with GPS pursuant to which the Company provided certain general corporate services to GPS. Under this management agreement, the Company charged GPS a management fee to cover an allocable portion of corporate overhead related to services performed for GP Strategies and its subsidiaries. Such fees amounted to $50,000 and $82,000 for the years ended December 31, 2006 and 2005, respectively, and $17,000 for the period subsequent to the spin-off through December 31, 2004. Effective as of July 1, 2005 the Company and GPS terminated the management agreement whereby the Company provided general corporate services to GPS.

GPS also provided legal, tax, business development, insurance and employee benefit administration services to Five Star pursuant to a management services agreement for a fee of up to $10,000 per month. Prior to the Distribution, GPS

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

transferred to the Company the rights and obligations under the management services agreement with Five Star. Fees paid by Five Star to GPS under this agreement prior to the Distribution, which are included in selling, general and administrative expenses, totaled $132,000 for the year ended December 31, 2004.

The Company was included in GPS's consolidated income tax group and the Company's tax liability was included in the consolidated federal income tax liability of GPS until the time of the spin-off. The Tax Sharing Agreement provides for tax sharing payments between GPS and the Company for periods prior to the spin-off, so that the Company will be generally responsible for the taxes attributable to its lines of business and entities comprising it and GPS will be generally responsible for the taxes attributable to its lines of business and the entities comprising it.

GPS and the Company agreed that taxes related to intercompany transactions that are triggered by the Company spin-off will be generally allocated to GPS. GPS and the Company agreed that joint non-income tax liabilities will generally be allocated between GPS and the Company based on the amount of such taxes attributable to each group's line of business. If the line of business with respect to which the liability is appropriately associated cannot be readily determined, the tax liability will be allocated to GPS.

Under the distribution agreement that governed the spin-off of the Company from GPS, GPS and the Company each agreed that neither would take any action that might cause the spin-off of the Company to not qualify as a tax-free distribution. Should one party take an action which causes the spin-off not to so qualify, then that party would be liable to the other for any taxes incurred by the other from the failure of the spin-off to qualify as a tax-free distribution.

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements


(b) The receivable from GPS, is non-interest bearing. Transactions affecting the receivable, together with the average balances, follow (in thousands):


                                                               Year Ended December 31,
                                                   -------------------------------------------------
                                                   ------------- -- -------------- -- --------------
                                                       2006             2005              2004
                                                   -------------    --------------    --------------

   Balance at beginning of period                   $    1,142       $    5,000          $    709
   Management fee and
   Other charges from GPS (1)                             (891)          (1,141)             (559)
   Repayments                                                            (5,000)           (1,032)
   Advances                                                                                   882
   Payment of fees                                                        1,082
   Contribution receivable from GPS                                       1,201           $ 5,000
   ----------------------------------------------- ------------- -- -------------- -- --------------
   ----------------------------------------------- ------------- -- -------------- -- --------------
   Balance at end of period                              $ 251          $ 1,142           $ 5,000
   ----------------------------------------------- ------------- -- -------------- -- --------------
   ----------------------------------------------- ------------- -- -------------- -- --------------
   Average balance                                        $729            $(177)            $ 897

(1) Includes a management fee paid to GPS by MXL of $140,000 for the year ended December 31, 2004.

In December 2004, GPS received certain proceeds of litigation and arbitration claims, out of which it had agreed on July 30, 2004 to make an additional capital contribution to the Company (see Note 16). GPS made the capital contribution to the Company in January 2005 to settle the receivable. On November 23, 2005, GPS agreed to settle its claims, which resulted in an additional capital contribution due to the Company of $1,201,000 at December 31, 2005.

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

In addition, Roald Hoffmann, a director of the Company, is also a director of RSS and has options to purchase shares of RSS common stock. Mr. Hoffman resigned as a director of the Company on March 8, 2007.

(d) On November 12, 2004, the Company entered into an agreement to borrow approximately $1,022,000 from Bedford Oak Partners, which is controlled by Harvey P. Eisen, a director of the Company, and approximately $568,000 from Jerome I. Feldman, who is Chairman and Chief Executive Officer of the Company, to exercise the option to purchase Series B Convertible Preferred shares of Valera for an aggregate purchase price of $1,590,000. The loans bore interest at

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

6% per annum, matured on October 31, 2009, and were secured by all shares of Valera owned by the Company, including the purchased shares. The loans were required to be prepaid out of the proceeds received from the sale of the purchased shares or from any additional capital contribution received by the Company from GP Strategies out of proceeds received by GP Strategies from its claims relating to the Learning Technologies acquisition (see Note 16). GP Strategies made a $5 million additional capital contribution to the Company on January 6, 2005. On January 11, 2005, the Company prepaid the loans, including accrued interest of approximately $16,000, to Bedford Oak Partners and Jerome I. Feldman out of such proceeds. Bedford Oak Partners and Jerome I. Feldman are entitled to receive 50% of any profit received by the Company from the sale of the Valera purchased shares.

(e) Scott N. Greenberg, the Company's director and Chief Financial Officer is the Chief Executive Officer and a Director of GPS. Harvey P. Eisen, a director of the Company, is also the Non-Executive Chairman of the Board of GPS.

16. Litigation

On July 30, 2004, GPS agreed to make an additional capital contribution to the Company, in an amount equal to the first $5 million of any proceeds (net of litigation expenses and taxes incurred, if any), and 50% of any proceeds (net of litigation expenses and taxes incurred, if any) in excess of $15 million, received with respect to the claims described below. In 2004, GPS received $13.7 million of net proceeds from such claims and, pursuant to such agreement, in January 2005 GPS made a $5 million additional capital contribution to the Company. In November 2005, GPS settled its remaining fraud claims against Electronic Data Systems Corporation (EDS) and Systemhouse in connection with GPS's 1998 acquisition of Learning Technologies. Pursuant to the settlement, EDS made a cash payment to GPS in the amount of $9,000,000 in December 2005. In accordance with the Spin-off agreement with the Company, GPS made an additional capital contribution to the Company for approximately $1,201,000 of the settlement proceeds. GPS did not transfer cash to the Company for this additional capital contribution, but instead is offsetting the management fee charges due from the Company against the payable to the Company (see Note 15). As of December 31, 2006, GPS has a remaining payable to the Company of $251,000 for this additional capital contribution

GPS's original fraud action included MCI Communications Corporation (MCI) as a defendant. The fraud action against MCI had been stayed as a result of MCI's bankruptcy filing, and GPS's claims against MCI were not tried or settled with the claims against EDS and Systemhouse. On December 13, 2005, the Bankruptcy Court heard arguments on a summary judgment motion that MCI had made before filing for bankruptcy. On September 12, 2006, the Bankruptcy Court asked the parties to submit further briefs concerning whether the summary judgment motion should be decided based on the standard applicable to such motions under state or federal law. A decision on the motion for summary judgment has not been issued. Pursuant to the Spin-off agreement with the Company, GPS will contribute to the Company 50% of any proceeds received, net of legal fees and taxes, with respect to the litigation claims.

The Company is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition of the Company.

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

17.      GPS borrowings

Pursuant to a Note and Warrant Purchase Agreement dated August 8, 2003, GPS issued and sold to four Gabelli funds $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the "Notes") and 937,500 warrants ("GP Warrants"), each entitling the holder thereof to purchase (subject to adjustment) one share of GPS's common stock. The aggregate purchase price for the Notes and GP Warrants was $7,500,000. GP Strategies and the Company agreed to allocate to the Company $1,875,000 of the $7,500,000 received for the Notes and Warrants. The Company received the funds prior to the spin-off as a capital contribution from GPS.

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

The Note and Warrant Purchase Agreement provided that, on completion of the spin-off, the Company would issue warrants ("National Patent Development Warrants") to the holders of the GP Warrants. The National Patent Development Warrants entitle the holders to purchase, in the aggregate, a number of shares of the Company's common stock equal to 8% of the number of shares of such stock outstanding at completion of the spin-off. An aggregate of 1,423,887 National Patent Development Warrants were issued to the holders of the GP Warrants on December 4, 2004, and allocated among them pro-rata based on the respective number of GP Warrants held by them on such date.

The exercise price of the National Patent Development Warrants is $3.57, which represents 160% of the average closing price of the Company's common stock over the 20 consecutive trading days commencing on the record date of the spin-off. The National Patent Development Warrants are exercisable at any time through August 2008 and have anti-dilution provisions similar to those of the GP Warrants. The Company provided the holders of the National Patent Development Warrants with registration rights similar to those provided by GPS to the holders of the GP Warrant. The registration rights agreement requires the Company to file registration statements with the SEC covering the shares underlying the warrants and to use its best efforts to cause such registration statements to become effective and remain effective for specified periods. The registration rights agreement does not provide for any cash payments of liquidated damages by the Company to the holders of the warrants if the registration statements are not declared effective or if effectiveness is not maintained for the required periods.

As the National Patent Development Warrants relate to a capital contribution by GPS, their issuance has been accounted for as an offsetting charge and credit to additional paid-in capital for $883,000, representing the estimated fair value of the warrants.

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements



18.      Accounts payable and accrued expenses

Accounts payable and accrued expenses are comprised of the following at December 31, 2006 and 2005 (in thousands):

                                                     December 31,
                                               2006         2005
        -------------------------------------- ------------ ------------
        -------------------------------------- ------------ ------------
        Accounts payable                           $7,059       $6,794
        Accrued expenses                            2,116        1,725
        Other                                         803        1,047
        -------------------------------------- ------------ ------------
        -------------------------------------- ------------ ------------
                                                   $9,978       $9,566

19.      Valuation and Qualifying Accounts

The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31 (in thousands):

                                                                  2006          2005       2004
                                                                  ----          ----       ----
        Balance at beginning of year                             $ 480         $ 306         $739
        Charged (credited) to expense                              (73)          153          253
        Uncollectible accounts written off,
          net of recoveries                                        159            21         (686)
                                                                   ---            --       ------
        Balance at end of year                                   $ 566         $ 480         $306
<                                                                 =====         =====         ====

20.      Selected Quarterly Financial Data

(Unaudited) (in thousands, except per share data)
-------------------------------------- -----------------------------------------------------------------------
                                                                 Three months ended
(a)                                           March 31, June 30,        September 30,               December 31,
                                                2006    2006               2006                      2006
-------------------------------------- -------------- ---------------- -------------------- ------------------
-------------------------------------- -------------- ---------------- -------------------- ------------------

Sales                                      $31,205        $31,161            $30,125              $24,593
Gross margin                                 5,193          5,534              4,860                3,892
-------------------------------------- -------------- ---------------- -------------------- ------------------
-------------------------------------- -------------- ---------------- -------------------- ------------------
Net loss                                $     (437)        $ (118)        $      (95)          $     (557)
-------------------------------------- -------------- ---------------- -------------------- ------------------
-------------------------------------- -------------- ---------------- -------------------- ------------------
Net loss per share:
Basic and Diluted                      $     (.02)    $      (.01)        $    (.01)           $    (.03)
                                       -----------    ------------        ----------           ----------

(a) As result of the implementation of SAB 108 (Note 2 to the Consolidated Financial Statements) previously issued interim financial information consisting of costs of goods sold, gross margin and net income for the first three quarters of the year ended December 31, 2006 has been revised. The net effect on net income for the previously issued quarters ended March 31, June 30 and September 30 was a decrease of $17,000, $14,000, and $13,000 respectively. There was no effect on earning per share for the periods.

In the fourth quarter of 2006, the Company charged Investment and other income
(loss) for $180,000 and credited other comprehensive income representing

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

unrealized gain for the period from January 1 through September 30, 2006 on Valera shares classified as available for sale which is payable to related parties (see Note 4). Quarterly financial data for the first three quarters of 2006 shown above have been restated by increasing (decreasing) net loss and net loss per share as follows:

------------------------------------

Three months ended                      March 31,         June 30,        September 30,
                                            2006            2006              2006
------------------------------------ ----------------- --------------- --------------------
------------------------------------ ----------------- --------------- --------------------
Net loss                                      $271          $(12)           $(79)
Net loss per share                        $(.01)             $-               $-
                                          ------             --               --

-------------------------------------- ----------------------------------------------------------------------
                                                                Three months ended
                                         March 31,       June 30,       September 30,        December 31,
                                              2005         2005              2005                2005
-------------------------------------- -------------- --------------- ------------------- -------------------
-------------------------------------- -------------- --------------- ------------------- -------------------

Sales                                      $30,077        $31,669           $28,940             $23,680
Gross margin                                 4,437          5,989             3,836               4,190
-------------------------------------- -------------- --------------- ------------------- -------------------
-------------------------------------- -------------- --------------- ------------------- -------------------
Net income (loss)                       $     (820)        $ (395)      $      (785)         $     (919)
-------------------------------------- -------------- --------------- ------------------- -------------------
-------------------------------------- -------------- --------------- ------------------- -------------------
Net income (loss) per share:
Basic and diluted                      $     (.05)    $      (.02)       $    (.04)          $    (.05)
                                       -----------    ------------       ----------          ----------



19.               Subsequent events

     a. On March 1, 2007, the Company's Board of Directors determined that effective upon the expiration of the employment agreement between the Company and Jerome Feldman, the Chairman of the Board and Chief Executive Officer of the Company, or upon his earlier resignation, Harvey P. Eisen, who currently serves as a director of the Company, will serve as Chairman of the Board and Chief Executive Officer of the Company, and that effective upon the commencement of his service as Chairman of the Board and Chief Executive Officer of the Company, Mr. Eisen will receive an annual salary of $100,000. Mr. Feldman's employment agreement will expire on May 31, 2007 unless earlier terminated by mutual agreement of the parties. In addition, the Company's Board of Directors granted to Mr. Eisen options to purchase an aggregate of 2,500,000 shares of the Company's common stock, 2,250,000 of which are subject to shareholder approval of an amendment to the Company's 2003 Incentive Stock Plan, at an exercise price equal to $2.45 per share, which was the average of the closing bid and asked prices of the Company's common stock on March 1, 2007. The options are to vest in three equal annual installments, commencing on March 1, 2008.

     b. On March , 2007, John C. Belknap was elected as a director of Five Star. Mr. Belknap was also elected to serve as President and Chief Executive Officer of Five Star. Mr. Belknap has served as a director of the Company since October 20, 2006 and has been an employee of the Company and unpaid consultant to Five Star since December 1, 2006.

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements


          Mr.Belknap was granted 1,000,000 restricted shares of Five Star Common Stock. which will vest if Five Star meets certain EBITDA targets over the next three years and upon Mr. Belknap's continued employment with Five Star or the Company. Five Star has granted Mr. Belknap certain demand and piggy-back registration rights beginning March 2, 2010.

        In addition, Mr. Belknap was granted options to purchase an aggregate of 400,000 shares of the Company's common stock, 150,000 of which are subject to shareholder approval of an amendment to the Company's 2003 Incentive Stock Plan, at an exercise price equal to $2.45 per share, which was the average of the closing bid and asked prices of the Company's common stock on March 1, 2007. Contingent upon Mr. Belknap's continued employment with the Company, the options will vest in three equal annual installments, commencing on December 1, 2007.

     c. On March 1, 2007 the Company's Board of Directors approved and adopted an amendment (the "Amendment") to the National Patent Development Corporation 2003 Incentive Plan (the "2003 Plan") increasing the aggregate number of shares of Company common stock issuable under the 2003 Plan from 1,750,000 shares to 3,500,000 shares (subject to adjustment as provided in the 2003 Plan), and increasing the per person limitation in the 2003 Plan from 250,000 shares to 2,500,000 shares, subject to stockholder approval of the Amendment. The Company expects to submit the Amendment to the Company's stockholders for approval at the Company's 2007 Annual Stockholders Meeting.

     d. March 1, 2007, the Board of Directors of Five Star adopted the Five Star Products, Inc. 2007 Incentive Stock Plan (the "2007 Plan"), subject to the approval of the shareholders of Five Star. Five Star may grant awards of non-qualified stock options, incentive stock options (if the 2007 Plan is submitted to and approved by stockholders of Five Star prior to February 28, 2008), restricted stock, stock units, performance shares, performance units, and other incentives payable in cash or in shares of Five Star's common stock to officers, employees or members of the Board of Directors of Five Star and its subsidiaries. Five Star is authorized to grant an aggregate of 2,500,000 shares of Five Star Common Stock under the 2007 Plan. Five Star may issue new shares or use shares held in treasury to deliver shares for equity grants or upon exercise of non-qualified stock options.

     e. Mr. Leslie Flegel was named a Director of the Company on March 2, 2007 and appointed as Chairman of Five Star. Mr. Flegel entered into a three-year agreement with Five Star ending on March 1, 2010 (the "FS Agreement") which provides for an annual fee of $100,000 and reimbursement (i) for all travel expenses incurred in connection with his performance of services for Five Star and (ii) beginning in November 2007, for up to $125,000 per year of the cost of maintaining an office. In addition, pursuant to the FS Agreement, Mr. Flegel was issued 2,000,000 shares of Five Star common stock, all of which are fully vested and not subject to forfeiture. The Agreement also provides that if the fair market value of the 2,000,000 shares of Five Star common stock that Mr. Flegel received pursuant to his agreement with Five Star described below is less than $280,000 on the last day of the term of such agreement with Five Star, Mr. Flegel may require

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

          the Company to repurchase the shares of Five Star common stock for $280,000. The 2,000,000 shares were valued at $720,000 based on the closing price of Five Star's common stock on March 2, 2007. Such amount is to be charged to compensation expense over the term of the FS Agreement. In addition, the Company will recognize a gain or loss on the indirect sale of Five Star common stock by the Company at the time of issuance. The issuance of the Five Star shares reduced the Company's ownership of Five Star from 64% to 56%.

          On March 2, 2007, the Company sold Mr. Flegel 200,000 shares of the Company's common stock at a price of $2.40 per share or $480,000. Mr. Flegel has the right to exchange any or all of the 200,000 shares of the Company's common stock into Five Star common stock held by the Company at the rate of six shares of Five Star common stock for each share of the Company's common stock at an exercise price of $0.40 for each Five Star share. The value of the option to convert the Company's stock held by Mr. Flegel into shares of Five Star will be valued using a Black Sholes formula and recognized as compensation expense over the three year term of the FS Agreement. In addition, the Company will account for the issuance of the 200,000 shares as temporary equity as a result of the exchange rights.


     f. In connection with (e) above, on March 2, 2007 the Company amended a $2,800,000 Promissory Note due from Five Star (eliminated in consolidation). Under the terms of the amended Promissory Note, the term of the Promissory Note has been extended from June 30, 2007 to June 30, 2009 at an interest rate of 9% per annum. In addition, the Promissory Note and any unpaid accrued interest is convertible, in whole or in part, at the Company's option into shares of Five Star common stock at a price of $.40 per share, subject to anti-dilution adjustment. Further, Five Star no longer has the right to prepay the Promissory Note prior to maturity.


     g. On March 14, 2007 Five Star signed a definitive agreement with Right-Way Dealer Warehouse, Inc. to acquire substantially all of Right-Way's assets (with certain exclusions including cash) and the operations of its Brooklyn Cash & Carry business pursuant to Section 363 of the Bankruptcy Code for an aggregate purchase price of approximately $5 million in cash subject to adjustment as provided in the definitive agreement. The transaction, which is subject to approval by the Bankruptcy Court for the District of Massachusetts, is scheduled to close on April 13, 2007. Right-Way is also a distributor of paint sundries, home decorating and hardware products, primarily in the Northeast market. In addition to the agreement to acquire Right-Way's assets, at the closing of the asset purchase, Five Star will enter into a lease of (and a related option to purchase) a warehouse in Brooklyn, New York at which Right-Way conducts the Brooklyn Cash & Carry business. At the closing, Five Star will also enter into an employment agreement with Ron Kampner, the principal of Right-Way. Mr. Kampner will become Five Star's Senior Vice President of Sales.g.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None

ITEM 9A.        Controls and Procedures

         "Disclosure controls and procedures" are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. These controls and procedures are designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

         Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) as of December 31, 2006. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

         During the year ended December 31, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

         Because the Company is not an "Accelerated Filer" as defined in Rule 12b-2 of the Exchange Act, the Company is not presently required to file Management's annual report on internal control over financial reporting and the Attestation report of the registered public accounting firm required by Item 308(a) and (b) of Regulation S-K promulgated under the Securities Act. Under current rules, because the Company is neither a "large accelerated filer" nor an "accelerated filer", the Company is not required to provide management's report on internal control over financial reporting until the Company files its annual report for 2007 and compliance with the auditor's attestation report requirement is not required until the Company files its annual report for 2008. The Company currently expects to comply with these requirements at such time as the Company is required to do so.

ITEM 9B. Other Information

                  None

                                    PART III


Item 10. Directors, Executive Officers and Corporate Governance

         The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2007 Annual Meeting of Stockholders under the caption "Directors and Executive Officers."

Item 11. Executive Compensation

         The information required by this item is incorporated by reference to the Company's Proxy Statement for its 2007 Annual Meeting of Stockholders under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related stockholder Matters

         The information required by this item is incorporated by reference from the Company's Proxy Statement for its 2007 Annual Meeting of Stockholders under the captions "Stock Ownership of Management and Principal Stockholders" and "Equity Compensation Plan Information."


Item 13. Certain Relationships and Related Transactions, and Director
         Independence

         This information required by this item is incorporated by reference from the Company's Proxy Statement for its 2007 Annual Meeting of Stockholders under the caption "Certain Transactions with Management."

Item 14.          Principal Accountant Fees and Services

         The information regarding principal accounting fees and services and the Company's pre-approval policies and procedures for audit and non-audit services provided by the Company's independent accountants is incorporated by reference to the Company's Proxy Statement for its 2007 Annual Meeting of Stockholders under the caption "Principal Accountant Fees and Services."

                                     PART IV

Item 15:      Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:

         Financial Statements of National Patent Development Corporation and Subsidiaries:

                                                                                                Page

         Report of Independent Registered Public Accounting Firm                                34

         Consolidated Statements of Operations - Years ended December 31,
         2006, 2005 and 2004                                                                      35

         Consolidated Statements of Comprehensive Income (Loss) - Years
         ended December 31, 2006, 2005 and 2004                                                   35

         Consolidated Balance Sheets - December 31, 2006 and 2005                                36

         Consolidated Statements of Cash Flows - Years ended December 31,
         2006, 2005 and 2004                                                                      37

         Consolidated Statements of Changes in Stockholders' Equity - Years
         ended December 31, 2006, 2005 and 2004                                                   39

         Notes to Consolidated Financial Statements                                              41

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

                     NATIONAL PATENT DEVELOPMENT CORPORATION



Dated:  March 30, 2007                                Jerome I. Feldman
                                                      Chief Executive Officer
                                                      Title


                                   Signatures

Date:    March 30, 2007                     Jerome I. Feldman
                                            Chairman and Chief Executive Officer
                                           (Principal Executive Officer)


Date:    March 30, 2007                     Scott N. Greenberg
                                            Chief Financial Officer and Director
                                     Principal Financial and Accounting Officer)


Date:    March 30, 2007                     Harvey P. Eisen
                                            Director


Date:    March 30, 2007                     Talton R. Embry
                                             Director

Date:    March 30, 2007                     John C. Belknap
                                            Director

Date:  March 30, 2007                       Lawrence G. Schafran
                                            Director

Date:    March 30, 2007                     S. Leslie Flegel
                                            Director
                                       vi
                                  EXHIBIT INDEX

         Number                                             Description
            2.1        Form of Distribution Agreement between GP Strategies Corporation and the Registrant
                       (incorporated herein by reference to Exhibit 2.1 to the Registrant's Form S-1,
                       Registration No. 333-118568 filed with the SEC on August 26, 2004)
            3.1        Form of Amended and Restated Certificate of Incorporation
                       of National Patent Development Corporation (incorporated
                       herein by reference to Exhibit 3.1 to the Registrant's
                       Form S-1, Registration No. 333-118568 filed with the SEC
                       on August 26, 2004)
            3.2        Amended and Restated Bylaws of National Patent
                       Development Corporation (incorporated herein by reference
                       to Exhibit 3.2 to the Registrant's Form S-1, Registration
                       No.
                       333-118568 filed with the SEC on August 26, 2004)
            4.1        Form of certificate representing shares of common stock,
                       par value $0.01 per share, of National Patent Development
                       Corporation (incorporated herein by reference to Exhibit
                       4.1 to the Registrant's Form S-1, Registration No.
                       333-118568 filed with the SEC on August 26, 2004)
            4.2        Form of National Patent Development Corporation Warrant
                       Certificate dated August 14, 2003 (incorporated herein by
                       reference to Exhibit 10.03 to GP Strategies Corporation
                       Form 10-Q for the quarter ended June 30, 2003 filed with
                       the SEC on August 19, 2003)
           10.1        Form of Management Agreement between GP Strategies
                       Corporation and the Registrant (incorporated herein by
                       reference to Exhibit 10.1 to the Registrant's Form S-1,
                       Registration No. 333-118568 filed with the SEC on August
                       26, 2004)
           10.2        Amendment, dated July 1, 2005, to the Management
                       Agreement dated July 30, 2004, between GP Strategies
                       Corporation and the Registrant (incorporated herein by
                       reference to Exhibit 10.7 to GP Strategies Form 10-Q for
                       the quarter ended June 30, 2005 filed with the SEC on
                       August 9, 2005)
           10.3        Form of Management Agreement between the Registrant and
                       GP Strategies Corporation (incorporated herein by
                       reference to Exhibit 10.2 to the Registrant's Form S-1,
                       Registration No. 333-118568 filed with the SEC on August
                       26, 2004)
           10.4        Termination Agreement, dated June 30, 2005, of the
                       Management Agreement dated July 30, 2004, between the
                       Registrant and GP Strategies Corporation (incorporated
                       herein by reference to Exhibit 10.8 to GP Strategies Form
                       10-Q for the quarter ended June 30, 2005 filed with the
                       SEC on August 9, 2005)
           10.5        Financing and Security Agreement dated August 13, 2003 by
                       and between General Physics Corporation, MXL Industries,
                       Inc. and Wachovia Bank, National Association
                       (incorporated herein by reference to Exhibit 10.10 to GP
                       Strategies Corporation Form 10-Q for the quarter ended
                       June 30, 2003 filed with the SEC on August 19, 2003)
           10.6        Form of Tax Sharing Agreement between GP Strategies
                       Corporation and the Registrant (incorporated herein by
                       reference to Exhibit 10.2 to the Registrant's Form S-1,
                       Registration No. 333-118568 filed with the SEC on August



                       26, 2004)
           10.7        Note and Warrant Purchase Agreement, dated as of August
                       8, 2003, among GP Strategies Corporation, the Registrant,
                       MXL Industries, Inc., Gabelli Funds, LLC, as Agent, and the Purchasers listed in Schedule 1.2 thereof
                       (incorporated herein by reference to Exhibit 10 to GP
                       Strategies Form 10-Q for the quarter ended June 30, 2003
                       filed with the SEC on August 19, 2003)
           10.8 Registration Rights Agreement dated August 14, 2003 between the Registrant and Gabelli Funds, LLC
                       (incorporated herein by reference to Exhibit 10.06 to GP
                       Strategies' Form 10-Q for the quarter ended June 30, 2003
                       filed with the SEC on August 19, 2003)
           10.9 Mortgage, Security Agreement and Assignment of Leases dated August 14, 2003, between GP Strategies Corporation and Gabelli Funds, LLC (incorporated herein by reference to Exhibit 10.04 to GP Strategies Corporation Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 19, 2003)
          10.10        Indemnity Agreement dated August 14, 2003 by GP
                       Strategies Corporation for the benefit of the Registrant and MXL Industries, Inc. (incorporated herein by reference to Exhibit 10.07 to GP Strategies Corporation
                       Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 19, 2003)
          10.11        # National Patent Development Corporation 2003 Incentive
                       Stock Plan (incorporated herein by reference to Exhibit
                       10.8 to the Registrant's Form S-1, Registration No.
                       333-118568 filed with the SEC on August 26, 2004)
          10.12 # Employment Agreement, dated as of November 28, 2001, between Charles Dawson and Five Star Group, Inc.
                       (incorporated herein by reference to Exhibit 10.12 to Five Star Products, Inc. Form 10-K for the year ended
                       December 31, 2001 filed with the SEC on April 1, 2002)
          10.13 Loan and Security Agreement dated as of June 20, 2003 by and between Five Star Group, Inc. and Fleet Capital
                       Corporation (incorporated herein by reference to Exhibit
                       10.1 to Five Star Products, Inc. Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August
                       14, 2003)
          10.14 First Modification Agreement dated as of May 28, 2004 by and between Five Star Group, Inc. as borrower and Fleet
                       Capital Corporation, as Lender (incorporated herein by reference to Exhibit 10.11 to Five Star Products, Inc.
                       Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005)
          10.15 Second Modification Agreement dated as of March 22, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender. (incorporated herein by reference to Exhibit 10.12 to Five Star
                       Products, Inc. Form 10-K for the year ended December 31,
                       2004 filed with the SEC on March 31, 2005)



          10.16        Third Modification Agreement dated as of June 1, 2005 by
                       and between Five Star Group, Inc. as borrower and fleet
                       Capital Corporation, as Lender. (incorporated herein by
                       reference to Exhibit 10.1 to Five Star Products, Inc.
                       Form 10-Q for the quarter ended June 30, 2005 filed with
                       the SEC on August 12, 2005)
          10.17        Fourth Modification Agreement dated September 26, 2005,
                       but effective as of August 1, 2005, by and between Five
                       Star Group, Inc., as borrower and Fleet Capital
                       Corporation, as Lender (incorporated herein by reference
                       to Exhibit 10.1 to Five Star Products, Inc. Form 10-Q for
                       the quarter ended September 30, 2005 filed with the SEC
                       on November 15, 2005)
          10.18        Fifth Modification Agreement dated November 14, 2005
                       -Waiver of minimum Fixed Charge Coverage Ratio
                       requirement for the three months ended September 30, 2005
                       by and between Five Star Group, Inc. as borrower and
                       Fleet Capital Corporation, as Lender (incorporated herein
                       by reference to Exhibit 10.2 to the Registrant's Form
                       10-Q for the third quarter ended September 30, 2005)
          10.19        Sixth Modification Agreement dated March 23, 2006 -
                       Waiver of Fixed Charge Coverage for the fiscal quarter
                       and fiscal year ending December 31, 2005 by and between
                       Five Star Group, Inc. as borrower and Fleet Capital
                       Corporation, as Lender (incorporated herein by reference
                       to Exhibit 10.14 to Five Star Products, Inc. Form 10-K
                       for the year ended December 31, 2005 filed with the SEC
                       on March 31, 2006)
          10.20        Agreement of Subordination & Assignment dated as of June 20, 2003, by JL
                       Distributors, Inc. in favor of Fleet Capital Corporation as Lender to Five Star
                       Group, Inc. (incorporated herein by reference to Exhibit 10.1 to Five Star Products,
                       Inc. Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14,
                       2003)
          10.21        Amended Promissory Note in the amount of $2,800,000 dated
                       June 30, 2005, between the Five Star Products, Inc. and
                       National Patent Development Corporation (incorporated
                       herein by reference to Exhibit 10.2 to Five Star
                       Products, Inc. Form 10-Q for the quarter ended June 30,
                       2005 filed with the SEC on August 12, 2005)
          10.22        Agreement dated as of January 22, 2004, between Five Star
                       Products, Inc. and GP Strategies Corporation
                       (incorporated herein by reference to Exhibit 99(d) to
                       Five Star Products, Inc. Schedule TO filed with the SEC
                       on February 6, 2004)

          10.23        Tax Sharing Agreement dated as of February 1, 2004
                       between Five Star Products, Inc. and GP Strategies
                       Corporation (incorporated herein by reference to Exhibit
                       10.19 to Five Star Products, Inc. Form 10-K for the year
                       ended December 31, 2003 filed with the SEC on April 2,
                       2004)

          10.24        Lease dated as of February 1, 1986 between Vernel Company
                       and Five Star Group, Inc., as amended on July 25, 1994
                       (incorporated herein by reference to Exhibit 10.6 to Five
                       Star Products, Inc. Form 10-K for the year ended December
                       31, 1998 filed with the SEC on March 31, 1998)
          10.25        Lease dated as of May 4, 1983 between Vornado, Inc., and Five Star Group, Inc.
                       (incorporated herein by reference to Exhibit 10.7 to Five Star Products, Inc. Form
                       10-K for the year ended December 31, 1998 filed with the SEC on March 31, 1998)
          10.26        Credit Agreement dated March 8, 2001 by and between Allfirst Bank and MXL
                       Industries, Inc. (incorporated herein by reference to Exhibit 10.14 to the
                       Registrant's Form S-1, Registration No. 333-118568 filed with the SEC on August 26,



                       2004)
          10.27        Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing
                       dated June 26, 2001 by MXL Industries, Inc. to LaSalle Bank National Association
                       (incorporated herein by reference to Exhibit 10.15 to the Registrant's Form S-1,
                       Registration No. 333-118568 filed with the SEC on August 26, 2004)
          10.28        Credit Agreement dated March 1, 2005 by and between M&T
                       Bank and MXL Industries, Inc. (incorporated herein by
                       reference to Exhibit 10.22 to the Registrant's Form 10-K
                       for the year ended December 31, 2004 filed with the SEC
                       on May 2, 2005)
          10.29        Continuing Guaranty Agreement dated March 1, 2005 by the
                       Registrant for the benefit of M&T Bank. (incorporated
                       herein by reference to Exhibit 10.23 to the Registrant's
                       Form 10-K for the year ended December 31, 2004 filed with
                       the SEC on May 2, 2005)
          10.30        Amended and Restated Investor Rights Agreement dated as
                       of May 30, 2003 by and among Hydro Med Sciences and
                       certain Institutional Investors (incorporated herein by
                       reference to Exhibit 10.34 to GP Strategies' Form 10-K
                       for the year ended December 31, 2003 filed with the SEC
                       on April 14, 2004)
          10.31        Amended and Restated Investor Right of First Refusal and
                       Co-Sale Agreement dated as of May 30, 2003 by and among
                       Hydro Med Sciences, Inc. and certain Institutional
                       Investors (incorporated herein by reference to Exhibit
                       10.35 to the GP Strategies' Form 10-K for the year ended
                       December 31, 2003 filed with the SEC on April 14, 2004)
          10.32   #    Stock Purchase Option Agreement dated as of June 30, 2004 by and among GP Strategies
                       Corporation, National Patent Development Corporation, Valera Pharmaceuticals Inc.
                       and certain Institutional Investors. (incorporated herein by reference to Exhibit
                       10.17 to the Registrant's Form S-1, Registration No. 333-118568 filed with the SEC on August 26, 2004)
          10.33        Note Purchase Agreement dated as of November 12, 2004 by and between the Registrant,
                       MXL Industries, Inc., Bedford Oak Partners L.P. and Jerome Feldman. (incorporated herein by reference to Exhibit 10.27 to the Registrant's Form 10-K for the year ended December 31, 2004 filed with the SEC on April 15, 2005)
          10.34        The Registrant's 6% Secured Note due 2009 dated as of
                       November 12, 2004 (incorporated herein by reference to
                       Exhibit 10.28 to the Registrant's Form 10-K for the year
                       ended December 31, 2004 filed with the SEC on April 15,
                       2005)
          10.35   #    Consulting and Severance Agreement dated as of July 1, 2004 between MXL Industries,
                       Inc. and Steve Cliff. (incorporated herein by reference to Exhibit 10.29 to the
                       Registrant's Form 10-K for the year ended December 31, 2004 filed with the SEC on
                       April 15, 2005)
          10.36        # Consulting and Severance Agreement dated as of
                       September 20, 2004 between MXL Industries, Inc. and Frank
                       Yohe (incorporated herein by reference to Exhibit 10.30
                       to the Registrant's Form 10-K for the year ended December
                       31, 2004 filed with the SEC on April 15, 2005)
          10.37        Release and Settlement Agreement dated as of July 8, 2005
                       by and between AOtec, LLC and MXL Industries, Inc.
                       (incorporated herein by reference to Exhibit 10.2 to the
                       Registrant's Form 10-Q for the quarter ended September
                       30, 2005 filed with the SEC on November 14, 2005)



          10.38 Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current
                       Report on Form 8-K filed with the SEC on May 15, 2006)
          10.39        Amended and Restated Convertible Promissory Note dated
                       June 30, 2005 between Five Star Products, Inc. and JL
                       Distributors, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form
                       8-K filed with the SEC on March 7, 2007)
          10.40 Registration Rights Agreement, dated as of March 2, 2007, between Five Star Products, Inc. and JL Distributors,
                       Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the
                       SEC on March 7, 2007)
          10.41        Agreement, dated as of March 2, 2007, between Five Star
                       Products, Inc. and Leslie Flegel (incorporated by reference to Exhibit 10.3 to the Registrant's Current
                       Report on Form 8-K filed with the SEC on March 7, 2007)
          10.42 Registration Rights Agreement, dated as of March 2, 2007, between Five Star Products, Inc. and Leslie Flegel
                       (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the
                       SEC on March 7, 2007)
          10.43        Purchase Agreement, dated as of March 2, 2007, between
                       National Patent Development Corporation and Leslie Flegel
                       (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the
                       SEC on March 7, 2007)
          10.44 Registration Rights Agreement, dated as of March 2, 2007, between National Patent Development Corporation. and
                       Leslie Flegel (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)
          10.45 Restricted Stock Agreement, dated as of March 2, 2007, between Five Star Products, Inc. and John Belknap
                       (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed with the
                       SEC on March 7, 2007)
          10.46 Registration Rights Agreement, dated as of March 2, 2007, between Five Star Products, Inc. and John Belknap
                       (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed with the
                       SEC on March 7, 2007)
          10.47        Stock Option Agreement, dated March 1, 2007, between
                       National Patent Development Corporation and Harvey Eisen
                       (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed with the
                       SEC on March 7, 2007)
          10.48        Stock Option Agreement, dated March 1, 2007, between
                       National Patent Development Corporation and John Belknap
                       (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed with the
                       SEC on March 7, 2007)
          10.49        Stock Option Agreement, dated March 1, 2007, between
                       National Patent Development Corporation and Talton Embry
                       (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed with the
                       SEC on March 7, 2007)



          10.50        Stock Option Agreement, dated March 1, 2007, between
                       National Patent Development Corporation and Scott
                       Greenberg (incorporated by reference to Exhibit 10.12 to
                       the Registrant's Current Report on Form 8-K filed with
                       the SEC on March 7, 2007)
          10.51        Stock Option Agreement, dated March 1, 2007, between
                       National Patent Development Corporation and Lawrence
                       Schafran (incorporated by reference to Exhibit 10.13 to
                       the Registrant's Current Report on Form 8-K filed with
                       the SEC on March 7, 2007)
          10.52        Asset Purchase Agreement dated as of March 13, 2007 between Five Star Products, Inc.
                       and Right-Way Dealer Warehouse, Inc. (incorporated herein by reference to Exhibit
                       10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 19,
                       2007)
           14.1        Code of Ethics Policy (incorporated herein by reference
                       to Exhibit 14.1 to the Registrant's Form 10-K for the
                       year ended December 31, 2004 filed with the SEC on April
                       15, 2005)
           21.1  *     Subsidiaries of the Registrant
           23.1        N/A
           31.1  *     Certification of Chief Executive Officer
           31.2  *     Certification of Chief Financial Officer
           32.1  *     Certification Pursuant to 18 U.S.C. Section 1350

*        Filed herewith
#        A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form
         10-K.
