Form 10-K/A
period 2006-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 2007-04-30
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

     (Mark One)
 ☒    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

 ☐    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file Number: 333-118568

NATIONAL PATENT DEVELOPMENT CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4005439
(State or Other Jurisdiction of Incorporation or Organization)	IRS Employer Identification Number)

10 East 40th Street, Suite 3110, New York, NY 10016
(Address of Principal Executive Offices, including Zip Code)

(646) 742-1600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:                 None

Securities registered pursuant to Section 12(g) of the Act:              Common Stock, $.01 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as quoted on the OTC Bulletin Board, which is operated by the Nasdaq Stock Market, as of the last business day of the registrant’s most recently completed second quarter, is $18,979,726.

As of April 20, 2007, 17,879,855 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

National Patent Development Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2006 pursuant to General Instruction G(3) to Form 10-K for the purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K. In addition, the cover page and the list of exhibits in Part IV of the Form 10-K have been updated and amended. As a result of this amendment, the Company is also filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Form 10-K for the Company’s fiscal year ended December 31, 2006.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors

Set forth below are the names of, and certain biographical information regarding, the directors of the Company.

Jerome I. Feldman, age 78, has been Chairman of the Board and Chief Executive Officer of the Company since 2004. Mr. Feldman is founder and since April 2005 has been Chairman of the Executive Committee of GP Strategies Corporation (“GPS”), a leading international training, consulting, and performance improvement company. Mr. Feldman was Chief Executive Officer of GPS from 1959 until April 2005, Chairman of the Board from 1999 until April 2005, and President from 1959 until 2001. Mr. Feldman has been Chairman of the Board of Five Star Products, Inc. (“Five Star Products”), a paint and hardware distributor, since 1994; Chairman of the Board of GSE Systems, Inc. (“GSE”), a global provider of real-time simulation and training solutions, since 1997; a director of GSE since 1994; and a director of Valera Pharmaceuticals, Inc. (“Valera”), a specialty pharmaceutical company, since January 2005. Mr. Feldman is also chairman of the New England Colleges Fund and a trustee of the Northern Westchester Hospital Foundation.

John C. Belknap, age 60, has served as a director of the Company since October 2006, an employee of the Company since December 2006 and as President, Chief Executive Officer and a director of Five Star Products, since March 2007. Prior to joining the Company and Five Star Products, Mr. Belknap was engaged in certain entrepreneurial activities and served as an independent consultant to various private companies from 2000 until October 2006. From 1997 to 1999, Mr. Belknap was Executive Vice President and Chief Financial Officer of Richfood Holdings, Inc. a Fortune 500 integrated food wholesaler and retailer. From 1995 to 1997, he was Chief Financial Officer for OfficeMax, Inc. During the period from 1974 to 1995, he was Chief Financial Officer for several other major retailers. Mr. Belknap has been the Non-Executive Chairman of the Board of eMerge Interactive, Inc. and Chairman of its Audit Committee since 2003.

Harvey P. Eisen, age 64, has been a director of the Company since 2004. He has been Chairman and Managing Member of Bedford Oak Advisors, LLC, an investment partnership since 1998. Prior thereto, Mr. Eisen served as Senior Vice President of Travelers, Inc. and of Primerica, each a financial services company, prior to its merger with Travelers in 1993. Mr. Eisen has over 30 years of asset management experience, is often consulted by the national media for his views on all phases of the investment marketplace, and is frequently quoted in The Wall Street Journal, The New York Times, PensionWorld, U.S. News & World Report, Financial World and Business Week, among other publications. Mr. Eisen also appears regularly on such television programs as Wall Street Week, CNN and CNBC. Mr. Eisen is a trustee of the University of Missouri Business School where he established the first accredited course on the Warren Buffet Principles of Investing. Mr. Eisen has also been a Director of GPS since 2002. He is also a trustee of Rippowam Cisqua School in Bedford, New York and the Northern Westchester Hospital Center.

Talton R. Embry, age 60, has been a director of the Company since 2004. He has been Chairman of Magten Asset Management Corp., an investment company, since 1978. Mr. Embry is a director of First Union Real Estate Equity and Mortgage Investments, a NYSE-listed real estate investment trust. He was formerly co-chairman and a director of Revco Drug Stores (now CVS Corp.), a retailer. He has been a director of Anacomp, a document-management outsource provider, BDK Holdings, a manufacturer of home textiles, Capsure Holdings (now CNA Surety), a surety bond underwriter, Combined Broadcasting, an owner of television stations, Salant, a manufacturer of men's fashions, Texscan, a manufacturer of cable-TV equipment, Thermadyne, a manufacturer of welding equipment and supplies, Varco International (now National Oilwell Varco Inc), a manufacturer of oil and gas drilling equipment, and Westpoint Stevens, a manufacturer of sheets and towels.

S. Leslie Flegel, age 69, has served as a director of the Company, and a director and Chairman of the Board of Five Star Products, since March 1, 2007. From March 1995 until November 2006, Mr. Flegel served as the Chairman of the Board and Chief Executive Officer of Source Interlink Companies, Inc, a leading marketing, merchandising and fulfillment company of entertainment products including DVDs, music CDs, magazines, books and related items, and for more than 14 years prior thereto, Mr. Flegel was the principal owner and Chief Executive Officer of its predecessor, Display Information Systems Company.

Scott N. Greenberg, age 50, has been Chief Financial Officer and a director of the Company since 2004. Mr. Greenberg has been the Chief Executive Officer of GPS since April 2005 and a director since 1987. From 2001 until February of 2006 he was President of GPS, Chief Financial Officer from 2001 until 2005, Executive Vice President and Chief Financial Officer from 1998 to 2001, Vice President and Chief Financial Officer from 1989 to 1998, and Vice President, Finance from 1985 to 1989. He has been a director of GSE since 1999 and was a director of Five Star Products from 1998 to 2003 and a director of Valera until January 2005.

Lawrence G. Schafran, age 68, has served as a director of the Company since 2006. He has been a Managing Partner of Providence Recovery Partners, LLC, an activist hedge fund, since 2004 and a Managing Director of Providence Capital, Inc., an investment and advisory firm, since 2003. Mr. Schafran serves as chairman of the audit committees of PubliCARD, Inc., a developer of Smart Card, and Tarragon Realty Investors, Inc., national home builders. Mr. Schafran has been a director of Glasstech, Inc., manufacturers of furnaces for automotive glass products, since 2002. Mr. Schafran also served as a trustee, chairman, interim chief executive officer and president and as co-liquidating trustee (from 1999 through 2003) of Banyan Strategic Realty Trust, a Nasdaq-traded equity REIT. He is a director and the audit committee chairman of each of SulphCo, Inc., a developer of a process to desulpherize heavy crudes, and RemoteMDx, Inc., a manufacturer and distributor of a GPS-based, two-way communications bracelet/anklet worn by parolees, probationers and bailees.

Board Independence and Composition

The Company is not subject to the listing requirements of any securities exchange or the Nasdaq Stock Market (“Nasdaq”) because the common stock of the Company is traded on the over the counter bulletin board. However, the independence determinations that follow are based upon the criteria established by Nasdaq for determining director independence and upon the independence requirements of Nasdaq and the SEC for determining the independence of all Audit Committee members.

The Board has reviewed all relationships between each director and the Company and, based on this review, the Board has affirmatively determined that Messrs. Schafran and Embry are each independent in accordance with Nasdaq independence standards. Messrs. Feldman, Belknap, Eisen, Flegel and Greenberg are not independent in accordance with Nasdaq independence standards. Mr. Eisen serves on the Company’s Compensation Committee. The Company does not currently have a separately designated Audit Committee or Nominating Committee. Instead, the entire Board performs these functions.

The Board did not determine whether the Company’s former directors who served as directors in 2006, Roald Hoffmann, Ellen Havdala and Thomas Kinnear, qualified as “independent” under Nasdaq independence standards in 2007 because Ms. Havdala and Mr. Kinnear resigned from the Board in October 2006 and Dr. Hoffmann resigned from the Board in 2007, but the Board believes that such persons would have qualified as independent under such standards.

The Board determines the independence of its members through a broad consideration of all relevant facts and circumstances, including an assessment of the materiality of any relationship between the Company and a director. In making each of these independence determinations, the Board considered and broadly assessed, from the standpoint of materiality and independence, all of the information provided by each director in response to detailed inquiries concerning his independence and any direct or indirect business, family, employment, transactional or other relationship or affiliation of such director with the Company.

Audit Committee

The Company does not currently have a separately designated Audit Committee. The entire Board currently acts as the Company’s Audit Committee. The Board has determined that Mr. Belknap qualifies as an Audit Committee financial expert under applicable SEC regulations. Mr. Belknap is not independent under the listing requirements of Nasdaq.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors to file reports regarding ownership of the Company’s common stock with the SEC, and to furnish the Company with copies of all such filings. Based on a review of these filings, the Company believes that all filings were timely made.

Code of Ethics

The Company has adopted a Code of Ethics for directors, officers and employees of the Company and its subsidiaries, including but not limited to the principal executive officer, the principal financial officer, the principal accounting officer or controller, and persons performing similar functions for the Company and its subsidiaries. If the Company makes any substantive amendment to the Code of Ethics or grants any waiver from a provision of the Code of Ethics for its executive officers or directors, the Company will disclose the nature of such amendment or waiver in a filing on Form 8-K. The Company will also provide a copy of such Code of Ethics to any person, without charge, upon written request made to the Company’s Secretary in writing to the following address: National Patent Development Corporation, Attn: Secretary, 10 East 40th Street, Suite 3110, New York, New York 10016.

ITEM 11.    Executive Compensation

Compensation Discussion and Analysis

General

In 2006, the Company’s named executive officers, Mr. Feldman, Mr. Greenberg and Ms. Kantor, were employed by, and were executive officers of, GPS, the Company’s former parent, and provided managerial services to the Company in accordance with the terms of the management agreement (the “Management Agreement”) between the Company and GPS entered into in July 2004. Except for certain perquisites paid by the Company to Mr. Feldman, as discussed below, GPS determined and paid the compensation of these officers, each of whom also served as an executive officer of GPS in 2006. As discussed below, the Company (i) reimburses GPS for a portion of the compensation that Mr. Feldman receives from GPS and for the entire premium of a life insurance policy on the life of Mr. Feldman, pursuant to the Management Agreement, and pays for the benefit of Mr. Feldman certain perquisites, (ii) paid to GPS an annual fee for Ms. Kantor’s services, and (iii) neither reimburses GPS for any portion of Mr. Greenberg’s compensation nor pays any compensation directly to Mr. Greenberg, who provided his services to the Company in 2006 without monetary compensation.

Because the Company’s named executive officers are employees of GPS and provide services to GPS in the course of such employment, other than the perquisites provided to Mr. Feldman, none of the named executive officers receive additional compensation for providing managerial services to the Company than they would otherwise receive from GPS if they did not serve in such capacities for the Company. Other than with respect to the perquisites paid by the Company for the benefit of Mr. Feldman and Mr. Feldman’s life insurance policy, GPS is fully responsible for the payment of compensation to the named executive officers.

The amounts payable by the Company to GPS pursuant to the Management Agreement were determined as a result of negotiations between the parties. Determinations with regard to perquisites and other benefits paid on behalf of Mr. Feldman were made by the Board of GPS prior to the Company’s spin-off from GPS. The Company also reimburses GPS for health and welfare benefits provided to the named executive officers by GPS, which are available to all salaried employees of the Company and which the Company understands are also available to all salaried employees of GPS.

Objectives and Design of Compensation Arrangement

The management services of the Company’s named executive officers are provided in accordance with the Management Agreement, which was negotiated between the Company and GPS. The Company determined that the aggregate amount paid to GPS for the managerial services of the named executive officers was appropriate given (i) the terms of the employment agreements of each of the named executive officers privately negotiated with GPS, (ii) the scope and breadth of the services provided by the named executive officers to the Company. The Company’s executive compensation program is presently limited to the determination of appropriate perquisite and life insurance benefits for Mr. Feldman. The overall objective of the Company’s compensation arrangement with Mr. Feldman has historically been to provide appropriate consideration to him to allow the Company to retain his management services, given his importance to the Company as its founder. Our arrangement with Mr. Feldman was designed to provide additional incentive to Mr. Feldman to continue his relationship with the Company, and to reward Mr. Feldman for such continued relationship, given that Mr. Feldman would not otherwise receive any additional compensation for his service to the Company than he would receive from GPS in accordance with his employment arrangement with GPS.

Elements of Compensation

Cash Compensation

GPS determines and pays compensation to the named executive officers for their service to GPS. The Company does not pay any cash compensation to its executive officers, but pursuant to the terms of the Management Agreement does reimburse GPS for certain amounts of the salary-based compensation paid to certain named executive officers by GPS. Specifically, the Company reimburses GPS for 80% of the salary-based compensation paid by GPS to Mr. Feldman in 2006, which totaled $431,669 in 2006, $200,000 of which was reimbursed to the Company by Five Star Products for Mr. Feldman’s service to Five Star Products pursuant to a management services agreement between the Company and Five Star Products dated August 5, 1994. The Company paid GPS an additional $80,000 for the services provided to the Company by Ms. Kantor in 2006.

Executive Life Insurance Policy

GPS entered into a life insurance arrangement with Mr. Feldman in December 2003 whereby GPS obtained, and pays the annual premium on, a universal life insurance policy on Mr. Feldman’s life and, pursuant to the Management Agreement, the Company reimburses GPS for the annual premium payments made thereunder. Upon the expiration or earlier termination of the Management Agreement, the Company will no longer be required to reimburse GPS for any portion of the premium for the life insurance policy. In the event that Mr. Feldman’s employment with the Company terminates prior to the termination of the Management Agreement, the Company must nevertheless continue to reimburse GPS for the policy premium until the termination of the Management Agreement. GPS pays all premiums with respect to Mr. Feldman’s policy. In 2006, the Company made actual payments totaling $170,000 to GPS for Mr. Feldman’s life insurance policy premium, $33,540 of which represents an overpayment that the Company anticipates will either be credited toward life insurance premiums due for Mr. Feldman’s benefit in fiscal 2007 or reimbursed to the Company. Mr. Feldman is the owner of the life insurance policy and is entitled to all benefits of ownership of such policy upon the termination of the Management Agreement.

Automobile Related Expenses

The Company directly pays lease payments for Mr. Feldman’s use of a luxury car. In 2006, the Company paid $15,000 in lease payments for Mr. Feldman’s car. The Company also pays for Mr. Feldman’s gas, parking, toll and repair expenses related to his use of the car. In 2006, the Company paid an aggregate of approximately $9,533 in gas, parking, toll and repair expenses related to Mr. Feldman’s use of the company car. Upon the termination of the Management Agreement, the Company will no longer cover these expenses.

Country Club Membership

The Company pays for a country club membership for Mr. Feldman. In 2006, the Company paid an aggregate of $34,007 in dues, assessments and other expenses related to Mr. Feldman’s club membership.

Determination of, and Reasons for, the Amount of Each Element

The Company believes that the amount of compensation paid to Mr. Feldman by the Company is reasonable and appropriate given that Mr. Feldman is the founder of the Company and that the Company wished to retain his services throughout 2006. The Company believes that the amounts of the perquisites and the life insurance benefits paid to or on behalf of Mr. Feldman are competitive with similar such benefits offered to other chief executive officers of other companies in the Company’s peer group. The Company also takes into account when determining whether to provide such benefits to Mr. Feldman his role as founder of the Company and the invaluable role his expertise has played in guiding the Company. The Company believes that these benefits are appropriate in light of the substantial contribution made to the growth of the Company since its incorporation under Mr. Feldman’s leadership. Because Mr. Feldman’s knowledge of the Company’s history and operations have been so critical to the success of the Company, we provide these benefits to Mr. Feldman to reward him for his continued employment and to motivate him to achieve critical Company goals and increase value for shareholders.

2006 SUMMARY COMPENSATION TABLE (1)

The table below summarizes the total compensation paid to or earned by each of the Company’s named executive officers for the fiscal year ended December 31, 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Jerome I. Feldman Chairman of the Board and Chief Executive Officer (1)	2006	431,669 (2)	0	195,000 (3)	626,669
Scott N. Greenberg Chief Financial Officer (4)	2006	0	0	0	0
Andrea D. Kantor Vice President and General Counsel (1), (5)	2006	80,000	0 (1)	0	80,000

___________________

(1)
As discussed in the Compensation Discussion and Analysis above, pursuant to the Management Agreement (as amended) between the Company and GPS, the Company pays GPS a yearly fee for the services provided by Mr. Feldman and Ms. Kantor (each of whom is party to an employment agreement with GPS). The Company pays GPS approximately 80% of the cost of the compensation and benefits provided by GPS to Mr. Feldman, and paid GPS a flat fee of $80,000 for the services of Ms. Kantor. In fiscal 2006, Ms. Kantor was paid $10,000, which represents the bonus earned by Ms. Kantor for her service to the Company in fiscal 2005 and is not reflected in the table above.

(2)
Includes $200,000 that was reimbursed to the Company by Five Star Products. As discussed under “Transactions with Related Persons” above, the Company and Five Star Products have entered into a Management Agreement through which Five Star Products pays the Company fees for services provided to Five Star Products by employees of the Company. The amount allocable under this Management Agreement for Mr. Feldman’s services to Five Star Products in fiscal 2006 was $200,000, and such amount is included in Mr. Feldman's compensation as Chief Executive Officer of the Company reflected in the table above.

(3)
For Mr. Feldman, the amount reflected under “All Other Compensation” is comprised of:
  $136,460, which represents the dollar value of insurance premiums paid by the Company to GPS for the purpose of providing life insurance for the benefit of Mr. Feldman. The Company made actual payments totaling $170,000 to GPS in fiscal 2006 for Mr. Feldman’s life insurance premiums, but $33,540 of this amount represents an overpayment which the Company anticipates will be credited toward life insurance premiums due for Mr. Feldman’s benefit in fiscal 2007 or will be reimbursed to the Company
  $34,007, which represents the amounts paid by the Company for Mr. Feldman’s membership in a country club.
  $24,533, which represents the aggregate incremental cost to the Company for providing Mr. Feldman with an automobile and associated commutation costs. This amount includes the lease payments, maintenance, gas, parking and toll fees paid by the Company for Mr. Feldman’s benefit.

(4)
Mr. Greenberg has been the Chief Executive Officer of GPS since April 2005 and the Chief Financial Officer of the Company since 2004. GPS compensates Mr. Greenberg pursuant to an employment agreement for his services as Chief Executive Officer of GPS, but no party compensates Mr. Greenberg for acting as Chief Financial Officer of the Company.

(5)	Effective January 19, 2007, Ms. Kantor resigned from her position as Executive Vice President and General Counsel of the Company and GPS.

Overview of Material Agreements with our Named Executive Officers and Other Officers

The following is a summary of the material terms of employment agreements pursuant to which compensation is paid to our named executive officers for their service with the Company. This summary also includes a description of the material terms of employment agreements with certain other individuals who became officers of the Company subsequent to December 31, 2006.

Pursuant to a Management Agreement between GPS and the Company (the “Management Agreement”), GPS provides the Company with executive management consulting and other support services. Each of Mr. Feldman, the Company’s Chief Executive Officer, and Mr. Greenberg, the Company’s Chief Financial Officer, serve in such capacities pursuant to the Management Agreement. Ms. Kantor, the Company’s Vice President and General Counsel until January 19, 2007, served in such capacities pursuant to the Management Agreement.

Agreement with Jerome I. Feldman

Pursuant to the Management Agreement, as compensation for Mr. Feldman’s service as Chief Executive Officer of the Company during the period of June 1, 2005 through May 31, 2006, the Company paid GPS an annual fee of $697,800, which represented approximately 80% of the aggregate cost of the compensation and benefits provided by GPS to Mr. Feldman in that period. The annual fee will increase by 80% of any increase in the cost of compensation and/or benefits required to be provided to Mr. Feldman under his employment agreement with GPS. For the period of June 1, 2006 through May 31, 2007, the annual fee was increased by $25,000, representing 80% of the scheduled annual salary increase under Mr. Feldman’s employment agreement. If the Management Agreement expires or terminates on or before May 31, 2007, the Company will nonetheless remain liable for paying to GPS 80% of the cost of the compensation and benefits provided by GPS to Mr. Feldman under his employment agreement for any period following such expiration or termination through May 31, 2007.

Agreement with Andrea D. Kantor

Pursuant to the Management Agreement, as compensation for Ms. Kantor’s service as Vice President and General Counsel of the Company, during Ms. Kantor’s employment with the Company, the Company paid GPS an annual fee of $80,000 in equal monthly installments. The Company paid GPS $80,000 for the period July 1, 2005 through June 30, 2006, and $44,087 for the period July 1, 2006 through January 19, 2007.

Agreement with S. Leslie Flegel

In connection with his appointment as Chairman of Five Star Products, Mr. Flegel entered into a three-year agreement with Five Star Products ending on March 1, 2010 (the “Flegel Agreement”). Under the Flegel Agreement, Mr. Flegel will receive an annual fee of $100,000 and will be reimbursed (i) for all travel expenses incurred in connection with his performance of services to Five Star Products and (ii) beginning in November 2007, for up to $125,000 per year of the cost of maintaining an office. In addition, pursuant to the Flegel Agreement, Mr. Flegel was issued 2,000,000 shares of Five Star Products common stock, all of which are fully vested and not subject to forfeiture. On March 2, 2007, in connection with this share issuance, Mr. Flegel also entered into a registration rights agreement with Five Star Products (the “Five Star Products Registration Rights Agreement”)

During the term of the Flegel Agreement, Mr. Flegel has agreed not to serve in an operating capacity as an executive officer with any other unaffiliated company. The Flegel Agreement also contains non-compete and non-solicitation covenants.

Five Star Products may terminate the Flegel Agreement:

•	upon Mr. Flegel’s death or disability;

•	if Mr. Flegel engages in conduct that is materially monetarily injurious to Five Star Products;

•	if Mr. Flegel willfully and continually fails to perform his duties or obligations under the Flegel Agreement; or

•	upon a Change of Control (as defined in the Flegel Agreement) of Five Star Products or the Company.

If the Flegel Agreement is terminated by Five Star Products in accordance with the foregoing, Five Star Products is required to pay Mr. Flegel his fee accrued, and reimburse him for any expense incurred only through the date the Flegel Agreement is terminated.

On March 2, 2007, Mr. Flegel entered into an agreement with the Company pursuant to which he purchased from the Company 200,000 shares of its common stock at a price of $2.40 per share, or $480,000 in the aggregate. Mr. Flegel has the right to exchange any or all of the 200,000 shares of Company common stock into Five Star Products common stock held by the Company at the rate of six shares of Five Star Products common stock for each share of Company common stock. On the same date and in connection with this stock purchase agreement, Mr. Flegel also entered into a registration rights agreement with the Company (the “Company Registration Rights Agreement”).

Pursuant to the Company Registration Rights Agreement and the Five Star Products Registration Rights Agreement, the Company and Five Star Products have each granted Mr. Flegel certain demand and piggy-back registration rights; provided, however, that prior to the expiration of the Flegel Agreement, Mr. Flegel only has the right to include his Five Star Products common stock in a registration statement that includes shares of Five Star Products common stock owned by the Company and then only in proportion to the number of shares of Five Star Products common stock being registered for the benefit of the Company.

During the term of the Flegel Agreement, Mr. Flegel has agreed not to sell or otherwise dispose of (i) the 200,000 shares of Company common stock purchased by him as described above or any shares of Five Star Products common stock into which they may have been exchanged or (ii) the 2,000,000 shares of Five Star Products common stock issued to him pursuant to the Flegel Agreement, except in each case as part of a registered public offering, as set forth above.

Agreement with Harvey P. Eisen

On March 1, 2007, the Company’s Board of Directors determined that effective upon the expiration of the employment agreement between GPS and Mr. Feldman, the Chairman of the Board and Chief Executive Officer of the Company, or upon his earlier resignation, Mr. Eisen, who currently serves as a director of the Company, will serve as Chairman of the Board and Chief Executive Officer of the Company, and that effective upon the commencement of his service as Chairman of the Board and Chief Executive Officer of the Company, Mr. Eisen will receive an annual salary of $100,000. Mr. Feldman’s employment agreement will expire on May 31, 2007 unless earlier terminated by mutual agreement of the parties.

On March 1, 2007, the Company’s Board of Directors granted to Mr. Eisen options to purchase an aggregate of 2,500,000 shares of Company common stock, 2,250,000 of which are subject to shareholder approval of an amendment to the Company’s 2003 Incentive Stock Plan (the “2003 Plan Amendment”), at an exercise price equal to $2.45 per share, which was the average of the closing bid and asked prices of Company common stock on March 1, 2007. The options are to vest in three equal annual installments, commencing with the first installment on March 1, 2008.

Agreement with John C. Belknap

Mr. Belknap, who serves as a director of the Company and Five Star Products, the President and Chief Executive Officer of Five Star Products and is an employee of the Company, receives a salary of $300,000 from the Company, a portion of which will be reimbursed to the Company by Five Star Products based on the amount of time Mr. Belknap spends working for Five Star Products. In addition, Mr. Belknap was granted options to purchase an aggregate of 400,000 shares of Company common stock, 181,240 of which are subject to shareholder approval of the 2003 Plan Amendment, at an exercise price equal to $2.45 per share, which was the average of the closing bid and asked prices of Company common stock on March 1, 2007. Contingent upon Mr. Belknap’s continued employment with the Company, the options will vest in three equal annual installments, commencing on December 1, 2007.

In addition, pursuant to the Restricted Stock Agreement, dated as of March 2, 2007, between Five Star Products and Mr. Belknap (the “Restricted Stock Agreement”), Mr. Belknap was granted 1,000,000 restricted shares of Five Star Products common stock. Contingent upon Mr. Belknap’s continued employment with Five Star Products or the Company:

•	333,333 of the shares will vest if Five Star Products achieves adjusted EBITDA (as defined in the Restricted Stock Agreement) of $5.0 million for the year ending December 31, 2007;

•	333,333 of the shares will vest if Five Star Products achieves adjusted EBITDA of $7.5 million for the year ending December 31, 2008;

•	333,334 of the shares will vest if Five Star Products achieves adjusted EBITDA of $11.25 million for the year ending December 31, 2009; and

•	to the extent that adjusted EBITDA equals or exceeds $23.75 million for the three-year period ending December 31, 2009, any previously unvested shares will vest.

Upon the occurrence of a change in control of Five Star Products (as defined in the Restricted Stock Agreement), all unvested shares also will become fully vested.

Five Star Products has granted Mr. Belknap certain demand and piggy-back registration rights beginning March 2, 2010 pursuant to a registration rights agreement between Mr. Belknap and Five Star Products.

TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

Potential Payments upon Termination or Change in Control

On December 31, 2006, Mr. Feldman was the only named executive officer of the Company who would have been entitled to any incremental payments or benefits upon the termination of his employment with the Company or upon a change of control of the Company.

As discussed under “Agreement with Jerome I. Feldman” following the narrative to the 2006 Summary Compensation Table, Mr. Feldman is compensated for his services to the Company pursuant to the Management Agreement between the Company and GPS.

If the Management Agreement expires, terminates or is otherwise not extended through at least May 31, 2007, then the Company would be obligated to pay to GPS 80% of the cost of Mr. Feldman’s compensation and benefits provided by GPS to Mr. Feldman under Mr. Feldman’s employment agreement with GPS through May 31, 2007. Pursuant to the Management Agreement, if Mr. Feldman had been terminated on December 31, 2006, the Company would have been required to pay 80% of Mr. Feldman’s salary (which fractional amount is approximately $302,727), and five twelfths of 100% of Mr. Feldman’s perquisites (which fractional amount is approximately $81,250), paid by GPS to Mr. Feldman through the term of the agreement.

Compensation Committee Interlocks and Insider Participation

No executive officer of the Company serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee. The members of the Compensation Committee in 2006 were Dr. Hoffmann and Messrs. Eisen and Embry. Dr. Hoffmann was a member of the Compensation Committee until he resigned from the Board in March 2007. The Compensation Committee is now composed of Messrs. Eisen and Embry. None of the members of the Compensation Committee were at any time during 2006 an officer or employee of the Company, nor was any member formerly an officer or employee of the Company. However, on March 1, 2007, the Board determined that Mr. Eisen would succeed Mr. Feldman as the Company’s Chairman of the Board and Chief Executive Officer effective upon the earlier of the expiration of the employment agreement between the Company and Mr. Feldman or upon his earlier resignation, and in connection therewith the Company would pay Mr. Eisen an annual salary of $100,000. In connection with his appointment as Chairman and Chief Executive Officer, Mr. Eisen was granted options to purchase an aggregate of 2,500,000 shares of Company Common Stock, 2,250,000 of which are subject to shareholder approval of an amendment to the Company’s 2003 Incentive Stock Plan, at an exercise price equal to $2.45 per share. The options are to vest in three equal annual installments, commencing on March 1, 2008. As discussed under “Transactions with Related Persons, Promoters and Certain Controls Persons” below, the Company is a party to an agreement with Bedford Oak Partners, L.P., an entity controlled by Mr. Eisen.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed with management the above Compensation Discussion and Analysis and, based on its review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

        Compensation Committee
        of the Board of Directors

        Harvey P. Eisen
        Talton R. Embry

2006 DIRECTOR COMPENSATION

The table below summarizes the total compensation paid to or earned by each director of the Company (who is not also a named executive officer) for the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Harvey P. Eisen (1)	9,004	9,004
John C. Belknap (2)	2,000	2,000
Talton R. Embry (1)	9,004	9,004
Lawrence G. Schafran (3)	2,000	2,000
Roald Hoffmann (4), (5)	9,004	9,004
Ellen Havdala (5)	5,750	5,750
Thomas Kinnear (5)	5,750	5,750
______________

(1)	Messrs. Eisen and Embry elected to receive their annual cash fee of $5,000 in shares of Company common stock. Each received 3,055 shares of Company common stock.

(2)
Mr. Belknap became a director in October 2006 and attended two Board meetings. In December 2006, Mr. Belknap became an employee of the Company and an unpaid consultant to Five Star Products and, as a result, will not receive future compensation for his services as a Company director. On March 1, 2007, Mr. Belknap was elected as a director and to serve as President and Chief Executive Officer of Five Star Products.

(3)	Mr. Schafran became a director in October 2006 and attended two Board meetings.

(4)
Dr. Hoffmann elected to receive 50% of his annual cash fee, or $2,500, in shares of Company common stock. Dr. Hoffmann received 1,529 shares of Company common stock. Dr. Hoffmann resigned as a Company director on March 8, 2007.

(5)	Ms. Havdala and Mr. Kinnear resigned as directors of the Company in October 2006. As a result they did not receive the final quarterly payment of the $5,000 annual fee.

Director Compensation

Directors who are not employees of the Company or its subsidiaries are entitled to receive:

•	an annual fee of $5,000, paid in quarterly installments of $1,250. Directors may elect to receive all or 50% of their annual fee in Company common stock.

•	$1,000 for each meeting of the Board of Directors that they attend.

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth the number of shares of common stock beneficially owned as of April 20, 2007 by each person who is known by the Company to own beneficially more than five percent of the Company’s outstanding common stock other than executive officers or directors of the Company, whose beneficial ownership is reflected in the Security Ownership of Directors and Executive Officers table below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Bedford Oak Partners, L.P. 100 South Bedford Road Mt. Kisco, NY 10549	2,431,500 (1)	13.6%
Advisory Research, Inc. 180 North Stetson Street., Suite 5500 Chicago, IL 60601	1,813,668 (2)	10.14%
Gabelli Asset Management, Inc. One Corporate Center Rye, NY 10580	1,786,586 (3)	9.26%
Goldman Capital Management, Inc. 320 Park Avenue New York, NY 10022	1,650,900 (4)	9.23%
EGI-Fund (02-04) Investors, L.L.C. Two N. Riverside Plaza Chicago, IL 60606	1,390,000 (5)	7.77%
Black Horse Capital LP 45 Rockefeller Plaza New York, New York 10111	1,097,508 (6)	6.14%
______________

(1)
Based on a Schedule 13G/A filed jointly by Bedford Oak Partners, L.P. (“Bedford Oak”), Bedford Oak Advisors, LLC and Mr. Eisen with the SEC on February 14, 2007. Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak Advisors, LLC, the investment manager of Bedford Oak.

(2)	Based on a Schedule 13G filed by Advisory Research, Inc. with the SEC on February 20, 2007.

(3)
Based on a Schedule 13D filed jointly by Gabelli Funds, LLC, GAMCO Investors, Inc., MJG Associates, Inc., Gabelli Group Capital Partners, Inc. , Gabelli Asset Management, Inc. and Mario J. Gabelli with the SEC on December 7, 2004. Mario Gabelli directly or indirectly controls or acts as chief investment officer for these entities. Includes 1,423,887 shares estimated to be issuable upon exercise of warrants to purchase shares of National Patent Development common stock.

(4)	Based on a Schedule 13G filed by Goldman Capital Management Inc. with the SEC on March 27, 2006.

(5)
Based on a Schedule 13D filed jointly by EGI-Fund (02-04) Investors, L.L.C. (EGI”), EGI-Managing Member (02-04), L.L.C., (“EGI-Managing Member”), SZ Investments, L.L.C. (“SZ Investments”) and Chai Trust Company, L.L.C. (“Chai Trust”) with the SEC on December 1, 2004 and information supplied by such entities. EGI-Managing Member is the managing member of EGI and SZ Investments is the managing member of EGI-Managing Member. Samuel Zell is the President of EGI, EGI-Managing Member and SZ Investments. SZ Investments is indirectly owned by various trusts established for the benefit of Samuel Zell and his family. The trustee of each of those trusts is Chai Trust, an Illinois limited liability company. Mr. Zell is neither an officer nor a director of Chai Trust and does not have voting or dispositive power over such shares of common stock, and thus he disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(6)
Based on a Schedule 13G filed jointly by Black Horse Capital LP, Black Horse Capital (QP) LP, Black Horse Capital Offshore Ltd., Black Horse Capital Management LLC, Black Horse Capital Advisors LLC, Dale Chappell and Brian Sheehy with the SEC on February 14, 2007, Messrs. Chappell and Sheehy are deemed to beneficially own the shares of Common Stock held by these funds.

Security Ownership of Directors and Executive Officers

The following table sets forth the beneficial ownership of the Company’s common stock as of April 20, 2007 by each Company director, each of the Company’s executive officers, and all Company directors and executive officers as a group.

Name	Amount and Nature of Beneficial Ownership	Percent of Class
Harvey P. Eisen	2,439,353 (1)	13.64%
Jerome I. Feldman	601,108 (2)	3.36%
Scott N. Greenberg	25,435 (3)	*
S. Leslie Flegel	200,000 (4)	1.12%
John C. Belknap	0	*
Talton R. Embry	5,996	*
Lawrence G. Schafran	987	*

Directors and Executive Officers as a Group (7 persons)	3,071,892 (5)	17%
______________
* The number of shares owned is less than one percent of the outstanding shares.

(1)
Includes 2,431,500 shares of common stock beneficially owned by Bedford Oak. Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak Advisors, LLC, the investment manager of Bedford Oak. See footnote 1 to Principal Stockholders Table.

(2)
Includes 1,173 shares of common stock held by members of Mr. Feldman’s family, and 4,385 shares of common stock allocated to Mr. Feldman’s account pursuant to the provisions of the GP Retirement Savings Plan (the “GP Plan”). Mr. Feldman disclaims beneficial ownership of the 1,173 shares of common stock held by members of his family.

(3)
Includes 2,000 shares of common stock held by members of Mr. Greenberg’s family, and 6,027 shares of common stock allocated to Mr. Greenberg’s account pursuant to the provisions of the GP Plan. Mr. Greenberg disclaims beneficial ownership of the 2,000 shares of common stock held by members of his family.

(4)
Mr. Flegel has the right to exchange up to 200,000 shares of Company common stock into shares of Five Star Products common stock held by the Company at the rate of six shares of Five Star Products common stock for each share of Company common stock.

Ownership of Related Companies

Some of our directors and executive officers own equity securities of Five Star Products, which is a majority owned subsidiary of the Company. The following table and footnotes set forth the beneficial ownership, as of April 20, 2007, of the shares of common stock of Five Star Products held by each of our directors, each named executive officer and all of our current directors and executive officers as a group. All information is taken from or based upon ownership filings made by such individuals with the SEC or upon information provided by such individuals.

Name	Amount and Nature of Beneficial Ownership	Percent of Class
Harvey P. Eisen	0	*
Jerome I. Feldman	0	*
Scott N. Greenberg	0	*
S. Leslie Flegel	2,933,336 (1)	20.5%
John C. Belknap	0	*
Talton R. Embry	0	*
Lawrence G. Schafran	0	*

Directors and Executive Officers as a Group (7 persons)	2,933,336	20.5%
______________
* The number of shares owned is less than one percent of the outstanding shares.

(1)
Includes 1,200,000 shares of Five Star Products common stock held by the Company into which Mr. Flegel has the right to exchange up to 200,000 shares of Company common stock held by Mr. Flegel, as discussed in Footnote 4 to the Security Ownership of Directors and Named Executive Officers table above.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	0	$0	1,750,000
Total	0	$0	1,750,000

______________

(1)	Consists of the Company’s 2003 Incentive Stock Plan, which was adopted by the Board and by the then sole shareholder of the Company on November 3, 2003.

ITEM 13.      Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

On August 8, 2003, pursuant to a Note and Warrant Purchase Agreement, GPS issued and sold to Gabelli Asset Management, Inc. $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the “Notes”) and 937,500 warrants, each entitling the holder thereof to purchase (subject to adjustment) one share of GPS’ common stock. The Notes mature August 2008 with interest at the rate of six percent per annum payable semi-annually commencing on December 31, 2003. The Notes are secured by a mortgage on GPS’ former property located in Pawling, New York that was contributed to MXL Industries, Inc. (“MXL”) in connection with the spin-off (the “Spin-Off”) of the Company from GPS, which occurred on November 24, 2004. MXL, which is now a subsidiary of the Company, assumed the mortgage, but without liability for repayment of the Notes or any other obligations of GPS under the Note and Warrant Purchase Agreement (other than foreclosure on the property). If there is a foreclosure on the mortgage for payment of the Notes, GPS has agreed to indemnify MXL for the loss of the value of the property.

Five Star Products’ wholly-owned subsidiary, Five Star Group, has a $2,800,000 unsecured note payable (the “Five Star Products Note”) to JL Distributors, Inc., a wholly-owned subsidiary of the Company (“JL”). The Five Star Products Note, as amended, bore interest at eight percent, payable quarterly, and was scheduled to mature on June 30, 2005. On June 30, 2005, Five Star Products and the Company agreed to extend the Five Star Products Note for a one-year term maturing on June 30, 2006. In consideration of the Company extending the Five Star Products Note, Five Star Products paid the Company a fee of $28,000, representing one percent of the Five Star Products Note’s outstanding $2.8 million balance. In addition, the interest rate on the Five Star Products Note was increased to nine percent. On July 28, 2006, Five Star Products and the Company agreed to extend the Five Star Products Note’s maturity terms to June 30, 2007. In consideration of the Company’s extending the Five Star Products Note, Five Star Products paid the Company a fee of $28,000, representing one percent of the Five Star Products Note’s outstanding $2.8 million balance.

On March 2, 2007, the Company and Five Star Products agreed to amend the Five Star Products Note (i) to extend the maturity date from June 30, 2007 to June 30, 2009, (ii) to add a conversion feature such that the holder of the Five Star Products Note, at its option, may convert the principal of the Five Star Products Note, and any accrued interest, into shares of Five Star Products’ common stock at a fixed conversion price of $0.40 per share, and (iii) to modify the Five Star Products Note to eliminate the right of Five Star Products to prepay the Five Star Products Note prior to maturity. Five Star Products also has granted the Company and JL certain demand and piggy-back registration rights with respect to the shares of the Five Star Products’ common stock issuable upon exercise of the Five Star Products Note pursuant to a registration rights agreement, dated as of March 2, 2007, between Five Star Products and JL.

The Company provides legal, tax, business development, insurance and employee benefit administration services to Five Star Products pursuant to a management services agreement. The management fee during 2006 was $14,167 per month, plus $16,666 per month for Mr. Feldman’s services to the Company. The agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of any renewal thereof. The agreement was renewed for 2007.

Prior to the Spin-Off, the Company was a wholly-owned subsidiary of GPS. In connection with the Spin-Off and while the Company was a wholly-owned subsidiary of GPS, GPS and the Company entered into contracts that govern certain relationships between them. GPS and the Company believe that these agreements are at fair market value and are on terms comparable to those that would have been reached in arm’s-length negotiations had the parties been unaffiliated at the time of the negotiations.

Certain of the Company’s executive officers are also executive officers of GPS and remain on GPS’ payroll. The executive officers do not receive any salary from the Company; however, they provide the Company with management services under a management agreement between GPS and the Company entered into while the Company was a wholly-owned subsidiary of GPS and in connection with the Spin-Off. Services under the management agreement relate to corporate federal and state income taxes, corporate legal services, corporate secretarial administrative support, and executive management consulting. The term of the agreement extends for three years from the date of the Spin-Off, or through November 24, 2007, and may be terminated by either the Company or GPS on or after July 30, 2006 with 180 days prior written notice.

Effective July 1, 2005, the Company pays GPS an annual fee of not less than $970,000 as compensation for the management services, payable in equal monthly installments. The fee includes $698,000 for the period July 1, 2005 through June 30, 2006 relating to the services of Mr. Feldman, the Company’s Chief Executive Officer, and $666,000 for the period July 1, 2006 through May 31, 2007, representing approximately 80% of the cost of the compensation and benefits required to be provided by GPS to Mr. Feldman. For the year ended December 31, 2006, the Company reimbursed GPS approximately $925,000 for services under the management agreement.

During 2006 and through April 13, 2007, the Company also occupied a portion of corporate office space leased by GPS. The Company compensated GPS approximately an additional $73,554 for use of this space for such period. GPS’ lease extended through December 31, 2006 and thereafter on a month-by-month basis.

As of December 31, 2006, GPS had a payable to the Company of approximately $251,000 for a capital contribution relating to litigation proceeds in the amount of $9,000,000 received by GPS in December 2005 as adjusted for the monthly management fee.

On November 12, 2004, the Company entered into an agreement to borrow approximately $1,060,000 from Bedford Oak Partners, L.P., a greater than five percent shareholder, which is controlled by Mr. Eisen, a director of the Company, and approximately $530,000 from Mr. Feldman, the Company’s Chairman of the Board and Chief Executive Officer, to exercise the Company’s option to purchase 2,068,966 shares of Series B Convertible Preferred Shares of Valera Pharmaceuticals, Inc., a Delaware corporation (“Valera”), for an aggregate price of $1,590,000. The loans bore interest at six percent per annum, matured on October 31, 2009, and were secured by all shares of Valera owned by the Company, including the purchased shares.

On January 20, 2005, the loans were repaid, including interest of $10,217.40 and $5,682.00 for Bedford Oak Partners and Mr. Feldman, respectively, from the additional capital contribution received by the Company from GPS out of proceeds received by GPS from its claims relating to the Learning Technologies acquisition. As a result of the public offering by Valera and taking into account a 1 for 6 reverse stock split and the effect of the accrued dividends, the purchased shares automatically converted into 404,004 shares of Valera common stock. Bedford Oak Partners and Mr. Feldman were then entitled to receive 50% of any profit received by the Company from the sale of such shares in excess of $3.94 per share. Effective April 18, 2007, all of the outstanding common stock of Valera was acquired by Indevus Pharmaceuticals, Inc., a Delaware corporation. (“Indevus”) Under the transaction agreement, at the effective time of the transaction, each share of Valera common stock outstanding immediately prior to the effective time was exchanged for 1.1337 shares of Indevus common stock.

Compensation Arrangements and Agreements

Summaries of the compensation arrangements and agreements in which the Company and its executive officers and directors are participants and where the amount involved exceeds $120,000, are included in the narrative following the Summary Compensation Table above.

ITEM 14.  Principal Accountant Fees and Services

The fees billed for services rendered for 2006 and 2005 by Eisner LLP were as follows:

	2006	2005

Audit Fees (1)	$213,000	$142,401
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$213,000	$142,401
_______________

(1)
Audit fees consisted principally of fees for the audit of the annual financial statements and reviews of the condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q.

Policy on Pre-Approval of Services Provided by Independent Auditor

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Eisner LLP are subject to specific pre-approval policies. In fiscal 2006, all audit and permitted non-audit services to be performed by Eisner LLP required pre-approval by the Audit Committee in accordance with pre-approval policies established by the Audit Committee. The procedures required all proposed engagements of Eisner LLP for services of any kind be directed to the Audit Committee prior to the beginning of any service. Because the Company does not currently have an Audit Committee, all audit and permitted non-audit services to be performed by Eisner LLP now require pre-approval by the entire Board of Directors in accordance with pre-approval policies established by the Board. The procedures require all proposed engagements of Eisner LLP for services of any kind be submitted for approval to the Board prior to the beginning of any service.

All services provided by the independent registered public accounting firm for 2006 were approved in advance by the Audit Committee.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PATENT DEVELOPMENT CORPORATION

Date: April 30, 2007	By:	/s/ JEROME I. FELDMAN
Jerome I. Feldman Chairman and Chief Executive Officer (Principal Executive Officer)

INDEX TO EXHIBITS

Number		Description

31.1	*	Certification of Chief Executive Officer
31.2	*	Certification of Chief Financial Officer

____________
*	Filed herewith