Form 10-Q/A
period 2006-03-31
NATIONAL PATENT DEVELOPMENT CORP
filed 2007-05-15
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:  000-50587

NATIONAL PATENT DEVELOPMENT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4005439
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

10 East 40th Street, Suite 3110, New York, NY	10016
(Address of principal executive offices)	(Zip code)

(646) 742-1600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer   ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

As of May 15, 2006, there were 17,836,815 shares of the registrant’s common stock, $0.01 par value, outstanding.

EXPLANATORY NOTE

This amendment on Form 10-Q/A (this “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (the “2006 First Quarter”), originally filed by National Patent Development Corporation (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 19, 2006 (the “Form 10-Q”), is being filed with the SEC due to the amendment and restatement of the Company’s interim financial statements and other financial information for the 2006 First Quarter. The Company will also be filing with the SEC amendments to its Quarterly Reports on Form 10-Q for the three and six month periods ended June 30, 2006 and for the three and nine month periods ended September 30, 2006, respectively. The changes reflected in the Company’s Condensed Consolidated Financial Statements for the first three quarters of 2006 were previously disclosed in Note 20 to the Company’s Notes to Condensed Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on April 3, 2007 (the “2006 Form 10-K”).

As more fully stated in Note 10 to the Company’s Notes to Condensed Consolidated Financial Statements included in this Form 10-Q/A:

•
The financial statements and other information contained in this Form 10-Q/A have been amended and restated to reflect the impact of a change in the financial statements relating to the recordation of shares of stock of Valera Pharmaceuticals, Inc. (“Valera”) owned by the Company through its wholly owned subsidiary, MXL Industries, Inc., and classified as available for sale during the period (the “Valera Shares”). In the fourth quarter of 2006, the Company charged Investment and other income (loss), and credited Accumulated other comprehensive income, $180,000, representing unrealized gain for the period from January 1, 2006 through September 30, 2006 on the Valera Shares, which unrealized gain is payable to related parties (as discussed in Note 7 to the Company’s Notes to Condensed Consolidated Financial Statements included in this Form 10-Q/A).

•
As a result of the implementation of SAB 108 in December 2006, previously issued interim financial information consisting of costs of goods sold, gross margin and net income for the first three quarters of the year ended December 31, 2006 has been revised to correct errors.

Quarterly financial data for the 2006 First Quarter has been restated by increasing (decreasing) net loss and net loss per share as follows:

Unaudited	Three Months Ended March 31, 2006 (Previously Reported)	Adjustment	Three Months Ended March 31, 2006 (As Restated)
(in thousands, except per share data)

Net loss (decrease)	(149)	(288)	(437)
Net loss per share	( .01 )	( .01 )	( .02 )

This amendment also revises Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the impact of the changes in the interim financial statements thereon, and Part I, Item 4. “Controls and Procedures” to identify the material deficiencies in the Company’s internal controls and procedures as of March 31, 2006 and the manner in which the Company is addressing such deficiencies.

As a result of this amendment, the certifications, pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-Q have been re-executed and re-filed as of the date of this Form 10-Q/A, as reflected in Part II, Item 6. “Exhibits”.

Except as described above, no other changes have been made to the Form 10-Q. This Form 10-Q/A does not amend or update any other information set forth in the Form 10-Q.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

	TABLE OF CONTENTS
		Page No.
	Part I. Financial Information
Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations-
	Three Months Ended March 31, 2006 (Restated) and 2005 (Unaudited)	1

	Condensed Consolidated Statements of Comprehensive Loss-
	Three Months Ended March 31, 2006 (Restated) and 2005 (Unaudited)	2

	Condensed Consolidated Balance Sheets -
	March 31, 2006 (Restated and Unaudited) and December 31, 2005	3

	Condensed Consolidated Statements of Cash Flows -
	Three Months Ended March 31, 2006 (Restated) and 2005 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26

Item 4.	Controls and Procedures	26

	Part II. Other Information

Item 6.	Exhibits	28
Signatures		29

PART I. FINANCIAL INFORMATION

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
	Restated - see Note 10
Sales	$31,205	$30,077
Cost of sales	25,992	25,753
Gross margin	5,213	4,324

Selling, general and administrative expenses	(4,722)	(4,885)

Operating profit (loss)	491	(561)

Interest expense	(379)	(372)
Investment and other income (loss)	(237)	163

Loss before income taxes and minority interest	125	770

Income tax expense	(221)	(43)

Loss before minority interest	(346)	(813)

Minority interest	(91)	(7)

Net loss	$(437)	$(820)

Net loss per share
Basic and diluted	$(0.02)	$(0.05)

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
	Restated- see Note 10
Net loss	$(437)	$(820)

Other comprehensive income (loss), before tax:
Net unrealized gain on available-for-sale-securities	4,296	769
Reclassification adjustment for gain on securities sold included in net loss		(152)
Net unrealized gain on interest rate swap, net of minority interest	45	151

Comprehensive income (loss) before tax	3,904	(52)

Income tax expense related to items of other comprehensive loss	(18)	(63)

Comprehensive income (loss)	$3,886	$(115)

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2006	2005
	Restated- see Note 10
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,072	$5,115
Accounts receivable, less allowance
for doubtful accounts of $401 and $480	19,621	12,083
Receivable from GP Strategies Corporation	946	1,142
Inventories	26,321	24,021
Prepaid expenses and other current assets	852	997
Deferred tax asset	540	352
Total current assets	53,352	43,710

Marketable securities available for sale	584	477
Property, plant and equipment, net	3,030	3,085
Investment in Valera, including available for sale securities of $4,533 in 2006	5,779	1,590
Other assets	3,434	3,360
Total assets	$66,179	$52,222

Liabilities and stockholder’s equity
Current liabilities
Current maturities of long-term debt	$226	$291
Short term borrowings	22,095	20,764
Accounts payable and accrued expenses	18,315	9,566
Total current liabilities	40,636	30,621
Long-term debt less current maturities	1,079	1,106
Deferred tax liability	279	279
Other liabilities	296	20

Minority interest	1,716	1,727

Stockholder’s equity
Common Stock	178	178
Additional paid-in capital	25,947	25,921
Accumulated deficit	(8,407)	(7,762)
Accumulated other comprehensive income	4,455	132
Total stockholder’s equity	22,173	18,469
Total liabilities and stockholder’s equity	$66,179	$52,222
See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
	Restated- see Note 10
Cash flows from operations:
Net loss	$(437)	$(820)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	186	177
Minority interest	91	7
Expenses paid in common stock	26
Deferred income taxes	27
Net gain on marketable securities		(152)
Loss on sale of fixed assets		79
Changes in other operating items	(1,240)	(9,116)
Net cash used in operations	(1,347)	(9,825)

Cash flows from investing activities:
Additions to property, plant and equipment, net	(131)	(550)
Proceeds from sale of investments		1,002
Proceeds from sale of fixed assets	-	33
Repayment of receivable from GP Strategies	196	-
Net cash provided by investing activities	65	485

Cash flows from financing activities:
Contribution from GP Strategies		5,000
Proceeds from short-term borrowings	1,331	10,221
Repayment of long-term debt	(92)	(1,690)
Net cash provided by financing activities	1,239	13,531

Net increase (decrease) in cash and cash equivalents	(43)	4,191
Cash and cash equivalents at beginning of period	5,115	2,087
Cash and cash equivalents at end of period	$5,072	$6,278

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

Description of business. National Patent Development Corporation (the “Company” or “National Patent Development “), through its wholly owned subsidiary, MXL Industries, Inc. (“MXL”), manufactures polycarbonate parts requiring strict adherence to optical quality specifications, and in the application of abrasion and fog resistant coating to these parts. Products include shields and face masks and non-optical plastic products. The Company’s 64% owned subsidiary, Five Star Products, Inc. (“Five Star”), is engaged in the wholesale distribution of home decorating, hardware and finishing products. It serves over 3,500 independent retail dealers in twelve states in the Northeast. Products distributed include paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products.

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

Derivatives and hedging activities. The interest rate swap and interest rate collar entered into by Five Star in connection with its Loan and Security Agreement (see Note 5) is being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, are recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. For the three months ended March 31, 2006 and 2005, the Company recognized losses of $5,000 and $25,000, respectively, as part of other income for the changes in the fair value of the interest rate collar.

2.  Stock based compensation.

The Company and Five Star have stock-based compensation plans for employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock shares, and other stock-based awards. The plans are administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.

Effective January 1, 2006, the Company and Five Star adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”), utilizing the modified prospective method whereby prior periods will not be restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as amended by related interpretations of the FASB. Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard 123 “Accounting for Stock-Based Compensation”, which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. As of December 31, 2005 and March 31, 2006, no awards have been granted under the Company’s plan. In addition, during the three months ended March 31, 2006, Five Star did not grant any stock options or any other stock-based awards under its plan, and therefore the adoption of this pronouncement did not have a material effect on the Company’s consolidated results of operations for the three months ended March 31, 2006.

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

Loss per share for the three months ended March 31, 2006 and 2005 are as follows (in thousands, except per share amounts):

	Three months ended
	March 31,
	2006	2005
Basic and Diluted EPS
Net loss	$(437)	$(820)
Weighted average shares
outstanding, basic and diluted	17,825	17,799
Basic and diluted loss per share	$(.02)	$(.05)

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Long-term debt

Long-term debt

Long-term debt is comprised of the following (in thousands):

	March 31,	December 31,
	2006	2005
MXL Pennsylvania Mortgage (a)	$1,180	$1,205
Other debt	124	186
Capital lease obligations	1	6
	1,305	1,397
Less current maturities	(226)	(291)
	$1,079	$1,106

(a) The loan, which is collateralized by real estate and fixtures, requires monthly repayments of $8,333 plus interest at 2.5% above the one month LIBOR rate and matures on March 8, 2011, when the remaining amount outstanding of approximately $680,000 is due in full. The loan is guaranteed by GP Strategies Corporation (“GPS”).

5. Short term borrowings

Five Star short-term borrowings

In 2003, Five Star obtained a Loan and Security Agreement (the “Loan Agreement”) with Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Lender”). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on August 1, 2005 provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (7.07% at March 31, 2006) for borrowings not to exceed $15,000,000 and the prime rate (7.75% at March 31, 2006) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At March 31, 2006 and December 31, 2005, approximately $21,120,000 and $19,764,000 was outstanding under the Loan Agreement and approximately $6,885,000 and $1,451,000 was available to be borrowed, respectively. Substantially all of Five Star’s assets are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of March 31, 2006 Five Star was in compliance with all required covenants.

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

MXL short-term borrowings

On March 1, 2005, MXL obtained a Line of Credit Loan (the “MXL Line”) from M&T Bank with a one year term, maturing on March 1, 2006, which has been extended to June 30, 2006 on the same terms. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL’s eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%. The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly. National Patent Development has guaranteed the MXL Line. At March 31, 2006, $950,000 was outstanding under the MXL Line and $50,000 was available to be borrowed. The MXL Line contains certain financial covenants, most significant being a cash flow coverage ratio of 1.25 to 1.00, which is calculated at December 31.

6. Inventories

Inventories are comprised of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$346	$386
Work in process	221	113
Finished goods	25,754	23,522
	$26,321	$24,021

7.  Investment in Valera Pharmaceuticals, Inc. (“Valera”)

Valera is a specialty pharmaceutical company engaged in the development and commercialization of prescription pharmaceuticals principally utilizing Valera’s patented Hydron drug delivery technology.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Valera’s lead product is a twelve-month implant that delivers histrelin, a synthetic nonapeptide agonist of luteinizing hormone-releasing hormone (LHRH). LHRH agonists have become a mainstay in treating locally advanced and metastatic prostate cancer. On October 13, 2004, Valera announced that the FDA approved the marketing of Vantas™, the name for Valera’s long-acting LHRH implant for treating prostate cancer. Prior to June 2000, Valera operated as a division of GPS. In connection with an offering of GPS 6% Convertible Subordinated Exchangeable Notes due June 2003, Valera was incorporated as a separate company and became a wholly-owned subsidiary of GPS through GPS’ ownership of 100% of the common stock of Valera.

In December 2001, Valera completed a $7 million private placement of Series A convertible preferred stock to certain institutional investors. As a condition of the private placement, GP Strategies contractually gave up operating control over Valera through an Investors Rights Agreement, which gave GPS the right to designate one director on Valera’s board of directors and gave the other stockholders the right to designate the other directors, and subsequent thereto accounted for the investment under the equity method. As a result of Valera operating losses, GPS investment was written down to zero.

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

As described above, the Company’s investment in voting stock of Valera has declined below 20%. In addition, at December 31, 2005 Valera’s board of directors consists of nine directors only one of which has been designated by the Company. Accordingly the Company believes that it no longer has the ability to exercise significant influence over operating and financial policies of Valera and no longer accounts for its investment in Valera by the equity method. As a result thereof, as of December 31, 2005 the investment in Valera’s Series B convertible preferred stock is being accounted for at cost.

As a result of the initial public offering, the Company’s investment in Valera’s common stock became a marketable security and accordingly, at March 31, 2006, the investment, to the extent of shares available to be sold within a year at any balance sheet date under Rule 144 or an effective registration statement, has been classified as available for sale securities and measured at fair value with the adjustment to fair value and changes therein to be retained by the Company recorded in other comprehensive income. The remainder of the investment is considered restricted and will continue to be carried at cost. In addition, if it is determined that the Company is no longer an affiliate, the shares would become freely tradable after the initial six month lock-up period. The Valera shares available for sale over the next 12 months at March 31, 2006 totaled 446,566 and resulted in an unrealized gain of $3,919,000 being included in accumulated other comprehensive income as of such date. Two related parties, Bedford Oak Partners and Mr. Jerome I. Feldman, are entitled to receive 50% of any profit received from the sale, on a pro-rata basis, of 404,004 shares of Valera common stock in excess of $3.94 per share (see Note 9(a)). The unrealized gain on Valera shares available for sale at March 31, 2006 which would be payable to the related parties upon sale totaled $271,000, which is included in Investment and other income (loss) and Other liabilities in the March 31, 2006 financial statements.

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

The following tables set forth the sales and operating income (loss) of each of the Company's operating segments (in thousands):

	Three months ended March 31,
	2006	2005
Sales
Five Star	$28,952	$28,239
MXL	2,253	1,838
	$31,205	$30,077

	Three months ended March 31,
	2006	2005
Segment operating income (loss)
Five Star	$877	$478
MXL	94	(504)
	$971	$(26)

A reconciliation of the segment operating income (loss) to loss before income taxes and minority interest in the condensed consolidated statements of operations is shown below (in thousands):

	Three months
	ended March 31,
	2006	2005
Segment operating income (loss)	$971	$(26)
Corporate and other general and administrative expenses	(480)	(535)
Interest expense	(379)	(372)
Investment and other income (loss)	(237)	163
Loss before income taxes and minority interest	$125	$770

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

b) Certain of the Company’s executive officers are also executive officers of GP Strategies and will remain on GPS’ payroll. The executive officers do not receive any salary from the Company; however, they provide the Company with management services under a management agreement between GPS and the Company. Services under the agreement relate to corporate federal and state income taxes, corporate legal services, corporate secretarial administrative support, and executive management consulting. The term of the agreement extends for three years from the date of the spin-off, or through November 24, 2007, and may be terminated by either the Company or GPS on or after July 30, 2006 with 180 days prior written notice. Prior to July 1, 2005 GPS charged the Company a management fee to cover an allocable portion of the compensation of these officers, based on the time they spent providing services to the Company, in addition to an allocable portion of certain other corporate expenses.

Effective July 1, 2005 GPS and the Company amended the above management agreement. Pursuant to the amendment, the Company will pay GPS an annual fee of not less than $970,000 as compensation for these services, payable in equal monthly installments. The fee includes $698,000 for the period July 1, 2005 through June 30, 2006, representing approximately 80% of the cost of the compensation and benefits required to be provided by GPS to Jerome Feldman, who serves as the Company’s Chief Executive Officer. Such fee shall be increased by 80% of any increase of the cost of the compensation and benefits required to be provided by GPS to Mr. Feldman; in addition, the Company shall remain liable for paying to GPS 80% of the cost of the compensation and benefits required to be provided by GPS to Mr. Feldman if the management agreement expires, is terminated, or is otherwise not extended through May 31, 2007. The Company paid GPS approximately $216,000 for the quarter ended March 31, 2006 as compensation for services. The Company also occupies a portion of corporate office space leased by GPS. The Company compensates GPS approximately an additional $205,000 annually for use of this space. GPS’ lease extends through December 31, 2006.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	Restatement of previously issued financial statements and SAB 108 Adjustment

In the fourth quarter of 2006, the Company charged Investment and other income (loss) for $180,000 and credited other comprehensive income representing unrealized gain for the period from January 1 through September 30, 2006 on Valera shares classified as available for sale which is payable to related parties (see Note 7).

In addition, as result of the implementation of SAB 108 in December 2006, previously issued interim financial information consisting of costs of goods sold, gross margin and net income for the first three quarters of the year ended December 31, 2006 has been revised. The net effect on net income for the previously issued quarters ended March 31, 2006 was a decrease of $17,000,. There was no effect on earning per share for the period.

Reconciliation of net losses previously reported to net loss as restated for the quarter ended March 31, 2006 (in thousands, except per share data) is as follows:

March 31,
2006
Net loss previously reported	$(149)
Increase(decrease)
Investment and other income (loss)	(271)
SAB 108 adjustment	(17)
Net loss, as restated	$(437)

Net loss per share, as reported	$(.01)
Increase (decrease)	(.01)
Net loss per share, as restated	$(.02)

The following is a reconciliation of the balance sheet captions at March 31, 2006 from previously reported to restated:

(in thousands)	Previously reported	Adjustments			Restated
Inventories	$26,904	$(583)	(b	)	$26,321
Deferred taxes	308	231	(b	)	540
Accounts payable and accrued expenses	18,586	(271)	(a	)	18,315
Other liabilities	25	271	(a	)	296
Minority interest	1,842	(126)	(b	)	1,716
Accumulated deficit	(7,911)	(271)	(a	)	(8,407)
		(225)	(b	)
Accumulated other comprehensive income	4,184	271	(a	)	4,455

(a)	Investment and other income adjustment
(b)	SAB 108 adjustment

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Subsequent event

On May 9, 2006 the Company announced that it and its 64% owned subsidiary Five Star had signed a non-binding letter of intent with FLJ Partners, LLC (“FLJ”) providing for the sale by the Company to FLJ of its approximately 64% interest in Five Star for $2,950,000, or approximately $.3230 per share. The Company and Five Star have agreed to negotiate exclusively with FLJ with respect to Five Star until May 31, 2006.

The letter of intent, which is subject to a number of conditions including, without limitation, due diligence by FLJ, the negotiation and execution of definitive agreements, and possible third party consents, contemplates that (i) FLJ will create a newly formed entity (“Newco”), which will enter into a merger agreement with Five Star and a stock purchase agreement with the Company, (ii) Newco will commence a tender offer for all of Five Star’s outstanding shares, at the same $.3230 price per share that it will pay for the Company’s Five Star stock, (iii) after the expiration of the tender offer, FLJ will consummate a merger providing any non-tendering holders of Five Star shares with the same consideration as those who tendered, and (iv) upon consummation of the merger, FLJ would cause Five Star to repay its $2.8 million note to the Company, together with all accrued interest. As a result of the above, if and when the Company enters into a final agreement to sell its Five Star shares, Five Star will be reflected as a discontinued operation in the Company’s consolidated financial statements. There can be no assurances that the proposed transactions will be consummated, either on the terms set forth in the letter of intent or at all.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

The Company operates in two segments: MXL and Five Star. The Company also owns certain other non-core assets, including investments in 2 publicly held companies, Millennium Cell and Valera Pharmaceuticals; and certain real estate. National Patent Development monitors Millennium Cell for progress in the commercialization of Millennium Cell’s emerging technology and monitors Valera Pharmaceuticals for progress in the sales efforts related to their product.

MXL Overview

The primary business of MXL is the manufacture of polycarbonate parts requiring adherence to strict optical quality specifications, and the application of abrasion and fog resistant coatings to those parts. MXL also designs and constructs injection molds for a variety of applications. Some of the products that MXL produces include:

•	facemasks and shields for recreation purposes and industrial safety companies,
•	precision optical systems, including medical optics, military eye wear and custom molded and decorated products, and
•	tools, including optical injection mold tools and standard injection mold tools.

MXL’s manufactures and sells its products to various commercial and government customers, who utilize MXL’s parts to manufacture products that will be ultimately delivered to the end-user. MXL’s government customers include various offices of the Department of Defense, while MXL’s commercial customers are primarily in the recreation, safety, and security industries. Some of MXL’s consumer based products are considered to be at the high-end of their respective markets. As a result, sales of MXL’s products may decline together with a decline in discretionary consumer spending; therefore a key performance indicator that the Company’s management uses to manage the business is the level of discretionary spending in key markets, specifically the United States and Japan. Other key performance measures used by the Company’s management to run the business include:

•	consumer confidence indices in key markets,
•	sales levels of complementary items in the recreational vehicle market, such as motorcycles, RV’s and snowmobiles,
•	levels of defense spending, and
•	new OSHA safety standards.

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

Five Star Overview

Five Star is a publicly held company that is a leading distributor in the United States of home decorating, hardware, and finishing products. Five Star offers products from leading manufacturers in the home improvement industry and distributes those products to retail dealers, which include lumber yards, “do-it yourself” centers, hardware stores and paint stores. Five Star has grown to be one of the largest independent distributors in the Northeast United States by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers.

The following key factors affect Five Star’s financial and operation performance:

•	its ability to negotiate the lowest prices from its suppliers,
•	its ability to increase revenue by obtaining new customers, while maintaining a level fixed cost structure by utilizing its existing warehouses,
•	the housing market in general,
•	consumers’ confidence in the economy,
•	consumers’ willingness to invest in their homes, and
•	weather conditions that are conducive to home improvement projects.

The following key performance measures are utilized by the Company’s management to run Five Star’s business:

•	new U.S. housing starts,
•	sales of existing homes,
•	sales of high margin products to its customers,
•	purchases from each vendor, and
•	performance benchmarks used by Home Depot and Lowe’s, such as number of stores and square footage, as well as financial benchmarks.

Five Star operates in the Home Improvement market, which has grown in recent years and for which the Home Improvement Research Institute predicts average annual industry growth of nearly 5% for the next several years. Nonetheless, Five Star faces intense competition from large national distributors, smaller regional distributors, and manufacturers that bypass the distributor and sell directly to the retail outlet. The principal means of competition for Five Star are its strategically placed distribution centers and its extensive inventory of quality, name-brand products. In addition, Five Star’s customers face stiff competition from Home Depot and Lowe’s, which purchase directly from manufacturers. As a result of such competition, while the Home Improvement market has expanded significantly in recent years, Five Star’s revenue has increased only incrementally, and such revenue would have declined if Five Star had not entered into new geographic sales territories as described below. In spite of this, the independent retailers that are Five Star’s customers remain a viable alternative to Home Depot and Lowe’s, due to the shopping preferences of and the retailer’s geographic convenience for some consumers.

Five Star has also established a presence in the Mid-Atlantic States, servicing customers as far south as North Carolina, which has generated additional annual revenues of approximately $10.4 million. Five Star services this territory from its existing New Jersey warehouse, enabling Five Star to leverage its fixed costs over a broader revenue base. To further expand, Five Star will attempt to grow its revenue base in the Mid-Atlantic States, to acquire complementary distributors and to expand the distribution of its use of private-label products sold under the “Five Star” name. However, due to the spin-off from GPS, Five Star has less financial resources at its disposal with which to support and grow the business, as the Company has a smaller market capitalization and less access to capital markets than GPS.

On May 9, 2006 the Company announced that it and its 64% owned subsidiary Five Star had signed a non-binding letter of intent with FLJ Partners, LLC (“FLJ”) providing for the sale by the Company to FLJ of its approximately 64% interest in Five Star for $2,950,000, or approximately $.3230 per share. As a result of the above, Five Star will be reflected as a discontinued operation in the Company’s consolidated financial statements if and when the Company enters into a final agreement to sell its Five Star shares. There can be no assurances that the proposed transactions will be consummated, either on the terms set forth in the letter of intent or at all.

Operating Highlights

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

For the three months ended March 31, 2006, the Company had a loss before income tax expense and minority interests of $125,000 compared to a loss before income tax expense and minority interests of $770,000 for the three months ended March 31, 2005. The change in pre-tax income of $645,000 is primarily a result of increased gross margin at both Five Star and MXL totaling $889,000, as well as reduced corporate and other general and administrative expenses of $163,000, partially offset by reduced investment and other income of $400,000.

Sales

	Three months ended March 31,
	2006	2005
Five Star	$28,952,000	$28,239,000
MXL	2,253,000	1,838,000
	$31,205,000	$30,077,000

The increase in Five Star sales of $713,000 during the quarter ended March 31, 2006, were the result of a small increase in unit sales as well increased prices from major vendors that were passed on to the Five Star’s customers, effective January 1, 2006.

The increase in MXL sales of $415,000 was a result of increased sales volume and prices from existing customers resulting from a concerted effort to expand sales opportunities with existing customers. Of the increased sales approximately $100,000 was attributable to MXL’s second largest customer.

Gross margin

	Three months ended
	March 31,
	2006	%	2005	%
Five Star	$4,605,000	15.9	$4,179,000	14.8
MXL	608,000	27.0	145,000	7.9
	$5,213,000	16.7	$4,324,000	14.4

Five Star’s gross margin increased to $4,605,000, or 15.9% of net sales, for the quarter ended March 31, 2006, as compared to $4,179,000, or 14.8% of net sales, for the quarter ended March 31, 2005. The increase in gross margin dollars and gross margin percentage for the quarter ended March 31, 2006 was primarily driven by Five Star’s efforts to restructure its pricing strategies, less aggressive trade show pricing and a reduction in direct shipments to customers, which historically generate lower gross margins, with a number of vendors, including its major exterior stain supplier and 2 of its largest hardware vendors. In addition, Five Star achieved reduced warehouse expenses due to the elimination of an outside warehouse as a result of reduced inventory levels as compared to March 31, 2005.

MXL gross profit of $608,000, or 27% of sales, for the quarter ended March 31, 2006 increased by $463,000 when compared to gross profit of $145,000, or 7.9% of sales, for the quarter ended March 31, 2005, mainly due to the following; (i) increased margins in all product lines due to increased pricing, (ii) reduced business with low margin customers, (iii) reduced costs due to exiting the Massachusetts facility and the consolidation of all MXL’s injection molding and precision coating operations at its Lancaster, PA facility.

Selling, general, and administrative expenses

For the three months ended March 31, 2006, selling, general and administrative expenses decreased by $163,000 from $4,885,000 for the three months ended March 31, 2005 to $4,722,000 partially due to the following; (i) reduced general and administrative expenses of $52,000 at the Company corporate level, (ii) increased selling, general and administrative expenses at Five Star of $27,000 primarily, attributable to reduced vendor marketing allowances in the period and increased delivery expenses due to rising fuel prices, partially offset by a $175,000 recovery of bad debts written off in prior years,(iii ) reduced selling, general and administrative expenses of $135,000 at MXL primarily due to reduced facility costs related to closing of the Massachusetts facility in 2005, as well as increased operating efficiencies.

Investment and other income, net

The Company recognized investment and other income (loss) of ($237,000) for the three months ended March 31, 2006 compared to gains of $163,000 for the three months ended March 31, 2005. The reduced investment and other income, is primarily attributable to $271,000 representing the unrealized profit which would be paid to related parties upon sale of Valera available for sale shares and a gain of $152,000 realized on the sale of Millennium Cell, Inc. common stock during the three months ended March 31, 2005.

Income taxes

For the three months ended March 31, 2006 and 2005, the Company recorded an income tax expense of $221,000, or an effective rate of 177% and an income tax expense of $43,000, or an effective tax rate of 5.6%, respectively, which represents the Company’s applicable federal, state and local tax expense for the periods. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to recording income tax expense on the income of Five Star, a 64% owned subsidiary, which is not included in the Company’s consolidated return and not recording income tax benefit for the losses of National Patent and MXL.

Liquidity and capital resources

At March 31, 2006, the Company had cash and cash equivalents totaling of $5,072,000. The Company believes that cash, investments on hand and borrowing availability under existing credit agreements will be sufficient to fund the Company’s working capital requirements for at least the next twelve months.

For the three months ended March 31, 2006, the Company’s working capital decreased by $293,000 to $12,796,000 from $13,089,000 as of December 31, 2005. The working capital decrease was primarily a result of a net loss for the period.

The decrease in cash and cash equivalents of $43,000 for the three months ended March 31, 2006 resulted from net cash used in operations of $1,347,000, due primarily to a net loss of $437,000, an increase in accounts receivable of $7,538,000, an increase in inventory of $2,840,000, partially offset by an increase in accounts payable and accrued expenses of $8,750,000; net cash provided by investing activities of $65,000, consisting of repayment of a receivable from GPS of $196,000, partially offset by purchases of property, plant and equipment of $131,000; and net cash provided by financing activities of $1,239,000, consisting of proceeds of short term borrowings of 1,331,000, offset by repayments of long-term debt of $92,000.

On March 1, 2005, MXL obtained a Line of Credit Loan (the “MXL Line”) from M&T Bank with a one year term, maturing on March 1, 2006, which has been extended to June 30, 2006 on the same terms. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL’s eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%. The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly. The Company has guaranteed the MXL Line. At March 31, 2006, $950,000 was outstanding under the MXL Line and $50,000 was available to be borrowed. The MXL Line contains certain financial covenants, most significant being a cash flow coverage ratio of 1.25 to 1.00, which is calculated at December 31.

In 2003, Five Star obtained a Loan and Security Agreement (the “Loan Agreement”) with Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Lender”). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended in August 1, 2005 provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (7.07% at March 31, 2006) for borrowings not to exceed $15,000,000 and the prime rate (7.75% at March 31, 2006) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At March 31, 2006, approximately $21,120,000 was outstanding under the Loan Agreement and approximately $6,885,000 was available to be borrowed. Substantially all of Five Star’s assets are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of March 31, 2006 Five Star was in compliance with all required covenants. The following table sets forth the significant debt covenants at March 31, 2006:

Covenant	Required	Calculated
Minimum tangible net worth	$6,000,000	$7,648,000
Debt to tangible net worth	< 6	2.76
Fixed charge coverage	>1.1	3.92
Quarterly income	No loss in consecutive quarters	$278,000 -first quarter income

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

Valuation of accounts receivable

Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks. Measurement of such losses requires consideration of National Patent Development’s historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions. The allowance for doubtful accounts as a percentage of total gross trade receivables was 2.04% and 4.2% at March 31, 2006 and December 31, 2005, respectively.

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

The measurement of the future net cash flows to be generated is subject to management’s reasonable expectations with respect to National Patent Development’s future operations and future economic conditions which may affect those cash flows.

As of March 31, 2006, National Patent Development holds undeveloped land in Pawling, New York with a carrying amount of approximately $2.5 million and in East Killingly, Connecticut with a carrying amount of approximately $0.4 million, which management believes is less than its fair value, less cost of sale.

Accounting for investments

The Company’s investment in marketable securities are classified as available-for-sale and recorded at their market value with unrealized gains and losses recorded as a separate component of stockholders’ equity. A decline in market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment loss, which is charged to earnings.

On October 8, 2003 the Company acquired additional shares of Five Star, bringing its ownership to 54%. Five Star is consolidated into the Company’s consolidated financial statements and is no longer accounted for as an equity investment effective as of that date.

Determination of whether an investment is impaired and whether an impairment is other than temporary requires management to evaluate evidence as to whether an investment’s carrying amount is recoverable within a reasonable period of time considering factors which include the length of time that an investment’s market value is below its carrying amount and the ability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

On October 17, 2003, the Company received GPS’ shares of Valera Pharmaceuticals pursuant to the Repayment and recorded such shares at zero representing their carrying amount to GPS after reflecting Valera losses. On December 31, 2005, the Company owned 100% of Valera’s common stock and 2,068,966 shares of the Series B convertible preferred stock (a 17.7% ownership interest, assuming conversion of Valera outstanding preferred stock and exercise of stock options held by employees of Valera) but no longer had financial and operating control of Valera. As a condition of a private placement of preferred stock in December 2001, GPS contractually gave up operating control over Valera through an Investors Rights Agreement. At December 31, 2005 the Company accounted for its investment in Valera’s Series B convertible preferred stock under the cost method. On February 7, 2006 Valera completed an initial public offering of 3,862,500 shares of common stock at $9.00 per share. After giving effect to the conversion of the preferred stock into common stock and a 1 for 6 reverse stock split of common stock effected by Valera in connection with the offering, the Company’s preferred shares were converted into common stock and the Company now owns 2,070,670 shares of common stock of Valera or approximately 14% of the currently outstanding shares of common stock as of March 31, 2006.

As a result of the initial public offering, the Company’s investment in Valera’s common stock became a marketable security and accordingly, at March 31, 2006, the investment, to the extent of shares available to be sold within a year at any balance sheet date under Rule 144 or an effective registration statement, has been classified as available for sale securities and measured at fair value with the adjustment to fair value and changes therein to be retained by the Company recorded in other comprehensive income. The remainder of the investment will be considered restricted and will continue to be carried at cost. In addition, if it is determined that the Company is no longer an affiliate, the shares would become freely tradable after the initial six month lock-up period. The Valera shares available for sale over the next 12 months at March 31, 2006 totaled 446,566. Two related parties, Bedford Oak Partners and Mr. Jerome I. Feldman, are entitled to receive 50% of any profit received from the sale, on a pro-rata basis, of 404,004 shares of Valera common stock in excess of $3.94 per share. The unrealized gain on Valera shares available for sale at March 31, 2006 which would be payable to the related parties upon sale totaled $271,000, which is included in Investment and other income (loss) and Other liabilities in the March 31, 2006 financial statements.

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

Under SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, we have provided a valuation allowance against certain deferred tax assets. The valuation allowance was based on the historical earnings patterns within individual tax jurisdictions that make it uncertain that we will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Forward-looking statements

The forward-looking statements contained herein reflect the Company’s management’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of the Company, including, but not limited to the risks and uncertainties detailed in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We have no material changes to the disclosure on this matter made in our report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) for the quarterly period ended on March 31, 2006 and concluded that the Company’s disclosure controls and procedures were effective as of the end of that period. Subsequently, information came to management’s attention regarding the Company’s recordation of certain financial information that caused the Chief Executive Officer and the Chief Financial Officer to reconsider the results of this evaluation and conclude that, as of the end of the fiscal period covered by the original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, the Company's disclosure controls and procedures were not effective to assure that certain line items of our condensed consolidated financial statements were prepared in conformance with generally accepted accounting principles and that a material weakness existed as of March 31, 2006. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Chief Executive Officer and Chief Financial Officer have determined that, for the quarterly periods ended on March 31, 2006, June 30, 2006 and September 30, 2006, the Company did not maintain effective disclosure controls and procedures. Specifically, the Company did not maintain effective disclosure controls and procedures to ensure the proper recordation of unrealized gain for the period from January 1, 2006 through September 30, 2006 on shares of Valera common stock owned by a subsidiary of the Company and classified as available for sale, which unrealized gain is payable to related parties. This control deficiency resulted in the misstatement of four line items, namely, Investment and other income (loss), Net loss, Accumulated other comprehensive income and Net loss per share.

The Company included a schedule of the effect of the restatement on quarterly data in the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on April 3, 2007.

Remediation Plan

As of the date of the filing of this Form 10-Q/A, the Company has taken the following steps to remediate the material weakness described above:

•
The Company has taken a thorough review of the classification requirements of each component line item and the individual elements that comprise each line item of its Condensed Consolidated Statement of Operations and its Condensed Consolidated Balance Sheet in accordance with Generally Accepted Accounting Principles.

•
The Company has engaged outside consultants to review the Company's accounting position where the accounting treatment is considered by the Company to be particularly complex or, under certain circumstances, to involve subjective decision making.

The Company is in the process of identifying and targeting for hire additional internal accounting and finance personnel and anticipates hiring such persons by the end of the second quarter of 2007. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.		Description
10.1		Non-Binding Letter of Intent among the Company, FLJ Partners, Inc. and Five Star Five Star Products, Inc. (incorporated herein by reference to Exhibit 99 of the Company’s Form 8-K dated May 10, 2006)
10.2		Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated May 15, 2006)
31.1	*	Certification of Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	*	Certification of Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer of the Company and the Chief Financial Officer of the Company

________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NATIONAL PATENT DEVELOPMENT
CORPORATION

DATE: May 15, 2007	/s/ JEROME I. FELDMAN
	Name:	Jerome I. Feldman
	Title:	Chairman of the Board and
Chief Executive Officer

DATE: May 15, 2007	/s/ SCOTT N. GREENBERG
	Name:	Scott N. Greenberg
	Title:	Chief Financial Officer