Form 10-Q
period 2007-03-31
NATIONAL PATENT DEVELOPMENT CORP
filed 2007-05-15
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2007
or

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

As of May 10, 2007, there were 17,881,062 shares of the registrant’s common stock, $0.01 par value, outstanding.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

	Part I. Financial Information	Page No.
Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations-
	Three Months Ended March 31, 2007 and 2006 (Unaudited)	1

	Condensed Consolidated Statements of Comprehensive Income (Loss)-
	Three Months Ended March 31, 2007 and 2006 (Unaudited)	2

	Condensed Consolidated Balance Sheets -
	March 31, 2007 (Unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Cash Flows -
	Three Months Ended March 31, 2007 and 2006 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	29

Item 4.	Controls and Procedures	29

	Part II. Other Information

Item 6.	Exhibits	30
Signatures		32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006

Sales	$31,931	$31,205
Cost of sales	(26,841)	(25,992)
Gross margin	5,090	5,213

Selling, general and administrative expenses	(4,702)	(4,722)

Operating profit	388	491

Interest expense	(326)	(379)
Investment and other income (loss)	66	(237)

Income (loss) before income taxes and minority interest	128	(125)

Income tax expense	(360)	(221)

Loss before minority interest	(232)	(346)

Minority interest	(195)	(91)

Net loss	$(427)	$(437)

Net loss per share
Basic and diluted	$(0.02)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006

Net loss	$(427)	$(437)

Other comprehensive (loss) income, before tax:
Net unrealized gain on available-for-sale-securities	178	4,296
Net unrealized (loss) gain on interest rate swap, net of minority interest	(48)	45

Comprehensive (loss) income before tax	(297)	3,904

Income tax benefit (expense) related to items of other comprehensive income	15	(18)

Comprehensive income (loss)	$(282)	$3,886

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$4,094	$4,485
Accounts receivable, less allowance
for doubtful accounts of $355 and $480	19,515	11,939
Receivable from GP Strategies Corporation	66	251
Inventories	25,566	22,535
Prepaid expenses and other current assets	1,322	724
Deferred tax asset	842	791
Total current assets	51,405	40,725

Marketable securities available for sale	354	343
Property, plant and equipment, net	3,580	2,925
Investment in Valera, including available for sale securities of $4,989 and $4,823 in 2007 and 2006	6,122	5,955
Other assets	3,926	3,286
Total assets	$65,387	$53,234

Liabilities and stockholders’ equity
Current liabilities
Current maturities of long-term debt	$187	$151
Short term borrowings	19,598	18,414
Accounts payable and accrued expenses	19,885	9,978
Total current liabilities	39,670	28,543
Long-term debt less current maturities	1,544	1,332
Deferred tax liability	279	279
Other liabilities	259	247

Minority interest	2,488	1,696
Common stock subject to exchange rights	431

Stockholders’ equity
Common stock	180	178
Additional paid-in capital	26,069	25,990
Accumulated deficit	(9,604)	(9,177)
Treasury stock, at cost	(408)	(188)
Accumulated other comprehensive income	4,479	4,334
Total stockholders’ equity	20,716	21,137
Total liabilities and stockholders’ equity	$65,387	$53,234
See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operations:
Net loss	$(427)	$(437)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	190	186
Minority interest	195	91
Gain on issuance of stock by a subsidiary	(1)
Expenses paid in common stock	13	26
Deferred income taxes	(51)	27
Stock based compensation	62
Changes in other operating items	(1,298)	(1,240)
Net cash used in operations	(1,317)	(1,347)

Cash flows from investing activities:
Additions to property, plant and equipment, net	(845)	(131)
Acquisition of additional interest in Five Star	(106)
Repayment of receivable from GP Strategies	185	196
Net cash (used in) provided by investing activities	(766)	65

Cash flows from financing activities:
Proceeds from sale of common stock	480
Purchases of treasury stock	(220)
Proceeds from short-term borrowings	1,184	1,331
Proceeds from long-term debt	273
Repayment of long-term debt	(25)	(92)
Net cash provided by financing activities	1,692	1,239

Net increase (decrease) in cash and cash equivalents	(391)	(43)
Cash and cash equivalents at beginning of period	4,485	5,115
Cash and cash equivalents at end of period	$4,094	$5,072

See accompanying notes to the condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2007 and the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2007 and 2006 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2007 interim period are not necessarily indicative of results to be expected for the entire year.

Description of business. National Patent Development Corporation (the “Company” or “National Patent Development” “), through its wholly owned subsidiary, MXL Industries, Inc. (“MXL”), manufactures polycarbonate parts requiring strict adherence to optical quality specifications, and in the application of abrasion and fog resistant coating to these parts. Products include shields and face masks and non-optical plastic products. The Company’s 58% owned subsidiary, Five Star Products, Inc. (“Five Star”), is engaged in the wholesale distribution of home decorating, hardware and finishing products. It serves over 3,500 independent retail dealers in twelve states in the Northeast. Products distributed include paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products. In January 2007, the Company purchased 305,137 shares of Five Star common stock, which represented 2% of the then outstanding Five Star common stock, for $106,000.

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

Shipping and handling costs. Shipping and handling costs are included as a part of selling, general and administrative expense. These costs amounted to $1,310,000 and $1,244,000, for the three months ended March 31, 2007 and 2006, respectively.

Inventories. Inventories are valued at the lower of cost or market, using the first-in, first-out method.

Derivatives and hedging activities. The interest rate swap and interest rate collar entered into by Five Star in connection with its Loan and Security Agreement (see Note 7) is being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, are recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. For the three months ended March 31, 2007 and 2006 the Company recognized losses of $5,000 and $5,000, respectively, as part of other income for the changes in the fair value of the interest rate collar.

2.	Accounting for uncertainty in income taxes - FASB Interpretation No. 48

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 in the first quarter of 2007 did not have any effect on the consolidated financial statements. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The statute of limitations for assessment of federal, state & local income taxes by the taxing authorities is open for years 2004 to 2006.

3. Per share data

Basic and diluted net loss per share for the three months ended March 31, 2007 and 2006 is based upon the weighted average number of the Company’s shares outstanding during the periods. Outstanding warrants to acquire 1,423,887 common shares issued in December 2004 were not included in the 2007 and 2006 diluted computation and options to acquire 800,000 common shares issued by the Company in March 2007 were not included in the 2007 calculation, as their effect would be anti-dilutive. In addition, the effect on the diluted computation of outstanding options and the convertible note of Five Star (see Note 12(d)) was anti-dilutive and accordingly did not affect such computation.

Loss per share for the three months ended March 31, 2007 and 2006 are as follows (in thousands, except per share amounts):
	Three months ended
	March 31,
	2007	2006
Basic and Diluted EPS
Net loss	$(427)	$(437)
Weighted average shares
outstanding, basic and diluted	17,758	17,825
Basic and diluted loss per share	$(.02)	$(.02)

4. Treasury Stock

On December 15, 2006, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At March 31, 2007, the Company had repurchased 192,450 shares of its common stock for $408,000.

5. Incentive stock plans and stock based compensation

The Company and Five Star have stock-based compensation plans for employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock shares, and other stock-based awards. The Company’s plan is administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors, and the Five Star plan is administered by Five Star’s entire Board of Directors.

On November 3, 2003, GP Strategies Corporation (“GPS”), which at the time was the Company’s parent, adopted an Incentive Stock Plan (the “2003 Plan”) under which 1,750,000 shares of common stock are available for grant to employees, directors and outside service providers. The plan permits awards of incentive stock options, nonqualified stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of the Company’s common stock. The term of any option granted under the 2003 Plan will not exceed ten years from the date of grant and, in the case of incentive stock options granted to a 10% or greater holder in the total voting stock of the Company, three years from the date of grant. The exercise price of any option will not be less than the fair market value of the Common Stock on the date of grant or, in the case of incentive stock options granted to a 10% or greater holder in the total voting stock, 110% of such fair market value.

In March 2007, the Company granted an aggregate of 3,200,000 nonqualified stock options (including the options referred to in Note 12(a)), of which 800,000 were issued under the existing plan and the remainder were issued subject to shareholder approval of the amendment to the plan to increase the number of shares available for grant. The Company determined the estimated aggregate fair value of the 800,000 options on the date of grant to be $850,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 49.27%, dividend yield of 0%, risk free interest of 4.5% and an expected life of 4 years. The Company recognized a compensation expense of $19,000 for the three months ended March 31, 2007. Upon shareholder approval (see below), the Company will determine the estimated aggregate fair value of the remaining 2,400,000 options based upon the closing price of the Company’s common stock on that date using the Black-Scholes valuation model.

On March 1, 2007 the Company’s Board of Directors approved and adopted an amendment, subject to stockholder approval, (the “Amendment”) to the 2003 Plan increasing the aggregate number of shares of Company common stock issuable under the 2003 Plan from 1,750,000 shares to 3,500,000 shares (subject to adjustment as provided in the 2003 Plan), and increasing the per person limitation in the 2003 Plan from 250,000 shares to 2,500,000 shares.  The Company expects to submit the Amendment to the Company's stockholders for approval at the Company's 2007 Annual Stockholders Meeting.

Five Star Stock Option Plan

On January 1, 1994, Five Star's Board of Directors adopted the Five Star Products, Inc. 1994 Stock Option Plan (the "Five Star Plan"), which became effective August 5, 1994. On January 1, 2002, the Board of Directors amended the Five Star Plan increasing the total number of shares of common stock to 4,000,000 shares reserved for issuance, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, reclassifications or other capital adjustments. Unless designated as "incentive stock options" intended to qualify under Section 422 of the Internal Revenue Code, options granted under the Five Star Plan are intended to be nonqualified options. Options may be granted to any director, officer or other key employee of Five Star and its subsidiaries, and to consultants and other individuals providing services to Five Star.

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

On March 1, 2007, the Board of Directors of Five Star adopted the Five Star Products, Inc. 2007 Incentive Stock Plan (the “2007 Plan”), subject to the approval of the shareholders of Five Star. Five Star may grant awards of non-qualified stock options, incentive stock options (if the 2007 Plan is submitted to and approved by stockholders of Five Star prior to February 28, 2008), restricted stock, stock units, performance shares, performance units, and other incentives payable in cash or in shares of Five Star’s common stock to officers, employees or members of the Board of Directors of Five Star and its subsidiaries. Five Star is authorized to grant an aggregate of 2,500,000 shares of Five Star Common Stock under the 2007 Plan. Five Star may issue new shares or use shares held in treasury to deliver shares for equity grants or upon exercise of non-qualified stock options.

On March 2, 2007, Five Star granted options to purchase 250,000 shares of Five Star’s common stock to two employees and increased the exercise price and EBITDA target of 400,000 options granted to an employee on October 18, 2006. The exercise price of the 650,000 options was  equal to $0.38, the average of the closing bid and asked prices of the common stock on March 2, 2007. The options will vest if Five Star meets certain EBITDA targets over the next three years and upon the employees’ continued employment as well as shareholder approval of the 2007 Plan. Such approval is deemed to be essentially a formality as NPDC is the majority shareholder and controls Five Star’s Board of Directors, which adopted the 2007 Plan. Five Star determined the estimated aggregate fair value of these options on the date of grant to be $185,000 based on the Black-Scholes valuation model. Achievement of performance criteria was determined as probable at March 31, 2007 and therefore compensation expense of $5,000 was recognized during the three months ended March 31, 2007.

On March 2, 2007, Five Star granted 1,000,000 shares of restricted stock to its Chief Executive officer (see Note12(b)) valued at $.38 per share, which will vest if Five Star meets certain EBITDA targets over the next three years and upon his continued employment with Five Star or the Company. At March 31, 2007, Five Star determined that achievement of the performance criteria was probable and therefore a compensation expense of $11,000 was recognized during the three months ended March 31, 2007.

6. Long-term debt

Long-term debt

Long-term debt is comprised of the following (in thousands):

	March 31,	December 31,
	2007	2006
MXL Pennsylvania Mortgage (a)	$1,080	$1,105
MXL Term loan (b)	651	377
Capital lease obligations		1
	1,731	1,483
Less current maturities	(187)	(151)
	$1,544	$1,332

a)
The loan, which is collateralized by real estate and fixtures, requires monthly repayments of $8,333 plus interest at 2.5% above the one month LIBOR rate and matures on March 8, 2011, when the remaining amount outstanding of approximately $680,000 is due in full. The loan is guaranteed by GP Strategies Corporation (“GPS”).

b)
On November 27, 2006, MXL entered into a 5 year $785,000 Term Loan for the financing of machinery and equipment at 2.5% above the one month LIBOR rate, or .25% above the bank’s prime lending rate, as applicable. From November 2006 through May 2007 the Bank may disburse funds to MXL, and MXL will pay on a monthly basis, all accrued interest due the bank. In May 2007 the balance borrowed will convert to a five year Term Loan, with monthly payments of principal and accrued interest through May 2012. The Term Loan is guaranteed by the Company and collateralized by MXL’s Lancaster, PA property. At March 31, 2007 $651,000 was outstanding under the Term Loan and $99,000 was available to be borrowed.

7. Short-term borrowings

Five Star short-term borrowings

In 2003, Five Star obtained a Loan and Security Agreement (the “Loan Agreement”) with Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Lender”). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended in August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (6.85% at March 31, 2007) for borrowings not to exceed $15,000,000 and the prime rate (8.25% at March 31, 2007) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At March 31, 2007 and December 31, 2006, approximately $18,848,000 and $17,664,000 was outstanding under the Loan Agreement and approximately $8,303,000 and $2,929,000 was available to be borrowed, respectively. Substantially all of Five Star’s assets are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of March 31, 2007 Five Star was in compliance with all required covenants.

In connection with the Loan Agreement, Five Star also entered into a derivative transaction with the Lender. The derivative transaction is an interest rate swap and has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%. The fair value of the interest rate swap amounted to $260,000 and $320,000 at March 31, 2007 and December 31, 2006, respectively and is included in other assets in the accompanying balance sheets.

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

MXL short-term borrowings

On March 1, 2005, MXL obtained a Line of Credit Loan (the “MXL Line”) from M&T Bank with a one year term, maturing on March 1, 2006, which has been extended to June 30, 2007 on the same terms. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL’s eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. On November 27, 2006 the MXL Line was amended to a $900,000 line of credit. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 2.5% or the prime rate. The MXL Line is subject to an unused commitment fee of 0.125% of the average daily unused balance of the line payable quarterly. The Company has guaranteed the MXL Line up to $785,000. At March 31, 2007 and December 31, 2006, $750,000 was outstanding under the MXL Line and $150,000 was available to be borrowed. The MXL Line contains certain financial covenants which are calculated on an annual basis at December 31. As of December 31, 2006, MXL was in compliance with its covenants.

8. Inventories

Inventories are comprised of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$413	$393
Work in process	227	149
Finished goods	24,926	21,993
	$25,566	$22,535

9.	Investment in Valera Pharmaceuticals, Inc. (“Valera”)

Valera is a specialty pharmaceutical company engaged in the development and commercialization of prescription pharmaceuticals principally utilizing Valera’s patented Hydron drug delivery technology.

Valera’s lead product is a twelve-month implant that delivers histrelin, a synthetic nonapeptide agonist of luteinizing hormone-releasing hormone (LHRH). LHRH agonists have become a mainstay in treating locally advanced and metastatic prostate cancer. On October 13, 2004, Valera announced that the FDA approved the marketing of Vantas™, the name for Valera’s long-acting LHRH implant for treating prostate cancer. On February 7, 2006 Valera completed an initial public offering of 3,862,500 shares of common stock at $9.00 per share. All the convertible preferred stock outstanding at the time of the offering, including accrued dividends, automatically converted into common stock. In addition, Valera effected a 1 for 6 reverse split of common stock. Subsequent to the public offering after giving effect to the conversion of the Series B preferred stock and the reverse split, the Company owned 2,070,670 shares of Valera common stock, or approximately 14% of the outstanding shares of common stock. The Company entered into a lock-up agreement with the underwriters of the public offering which restricted the Company from selling or otherwise disposing of its shares of Valera common stock for a period of 180 days from February 1, 2006.

As a result of the initial public offering, the Company’s investment in Valera’s common stock became a marketable security and accordingly, the investment, to the extent of shares available to be sold within a year at any balance sheet date under Rule 144 or an effective Registration Statement (if greater), has been classified as available for sale securities and measured at fair value with the adjustment to fair value and changes therein recorded in other comprehensive income. The remainder of the investment is considered restricted and will continue to be carried at cost. The Valera shares estimated to be available for sale over the next 12 months at March 31, 2007 totaled 595,422 and resulted in an unrealized gain of $4,532,000 being included in accumulated other comprehensive income as of such date. Two related parties, Bedford Oak Partners and Mr. Jerome I. Feldman, are entitled to receive 50% of any profit received from the sale, on a pro-rata basis, of 404,004 shares of Valera common stock in excess of $3.94 per share (see Note 11(a)). The unrealized gain on Valera shares available for sale at March 31, 2007 which would be payable to the related parties upon sale totaled $258,000, which is included in Other liabilities on the March 31, 2007 Balance Sheet. The increase in the liability which was $16,000 for the three months ended March 31, 2007 is included in Investment and other income (loss) in the March 31, 2007 Statement of Operations.

On April 17, 2007, all of the outstanding common stock of Valera was acquired by Indevus Pharmaceuticals, Inc., a Delaware corporation (“Indevus”), pursuant to the terms and conditions of an Agreement and Plan of Merger, dated as of December 11, 2006 (the “Merger Agreement”), by and among Indevus, Hayden Merger Sub, Inc., a Delaware corporation that is a direct, wholly-owned subsidiary of Indevus (“Merger Sub”), and Valera. The merger became effective on April 18, 2007 (the “Effective Time”). Pursuant to the Merger Agreement, the Company, as a stockholder of Valera through MXL, received 1.1337 shares of Indevus common stock for each share of Valera common stock held by the Company immediately prior to the Effective Time. As a result, at the Effective Time, the 2,070,670 shares of Valera common stock held by the Company prior to the Effective Time were converted into an aggregate of approximately 2,347,518 shares of Indevus common stock. In addition, for each share of Valera common stock held by the Company immediately prior to the Effective Time, the Company received one contingent stock right for each of three Valera product candidates in development - Supprelin-LA, a ureteral stent and VP003 (Octreotide implant) - that will become convertible into $1.00, $1.00 and $1.50, respectively, worth of Indevus common stock to the extent specific milestones with respect to each product candidate are achieved. Thus, if all contingent milestones are achieved, the Company will receive $2,070,670, $2,070,670 and $3,106,005, respectively, worth of Indevus common stock. In the second quarter ended June 30, 2007, the Company will recognize a pre-tax gain as a result of the merger of approximately $14,100,000. On May 3, 2007 Indevus announced that it had received FDA approval for Supprelin-LA. Therefore in May 2007, the Company will receive another $2,070,060 worth of Indevus common stock, and recognize an additional pre-tax gain of approximately $1,868,000 net of gain payable to related parties referred to above. In addition, the Indevus shares will be classified as available for sale securities and measured at fair value with the changes therein recorded in other comprehensive income. Any Indevus shares that are restricted from sale for more than a year from any balance sheet date will continue to be carried at their new cost valued in connection with the merger.

10. Business segments

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

The following tables set forth the sales and operating income (loss) of each of the Company's operating segments (in thousands):

	Three months ended March 31,
	2007	2006
Sales
Five Star	$29,861	$28,952
MXL	2,070	2,253
	$31,931	$31,205

	Three months ended March 31,
	2007	2006
Segment operating income (loss)
Five Star	$1,138	$877
MXL	(129)	94
	$1,009	$971

A reconciliation of the segment operating income (loss) to loss before income taxes and minority interest in the condensed consolidated statements of operations is shown below (in thousands):

	Three months
	ended March 31,
	2006	2005
Segment operating income (loss)	$1,009	$971
Corporate and other general and administrative expenses	(621)	(480)
Interest expense	(326)	(379)
Investment and other income (loss)	66	(237)
Income (loss) before income taxes
and minority interest	$128	$(125)

11. Related party transactions

(a) On November 12, 2004, the Company entered into an agreement to borrow approximately $1,022,000 from Bedford Oak Partners, which is controlled by Harvey P. Eisen, a director of the Company, and approximately $568,000 from Jerome I. Feldman, who is Chairman and Chief Executive Officer of the Company, to exercise an option to purchase Series B Convertible Preferred shares of Valera. The loans bore interest at 6% per annum, were scheduled to mature on October 31, 2009, and were secured by all shares of Valera owned by the Company, including the purchased shares. Bedford Oak Partners and Jerome I. Feldman are entitled to receive 50% of any profit received by the Company from the sale on a pro-rata basis of the Valera shares purchased with the proceeds of such loans. On January 11, 2005, the Company prepaid the loans, including accrued interest of approximately $16,000, to Bedford Oak Partners and Jerome I. Feldman.

(b) Certain of the Company’s executive officers are also executive officers of GP Strategies and remain on GPS’ payroll. The executive officers do not receive any salary from the Company; however, they provide the Company with management services under a management agreement between GPS and the Company. Services under the agreement relate to corporate federal and state income taxes, corporate legal services, corporate secretarial administrative support, and executive management consulting. The term of the agreement extends for through November 24, 2007, and may be terminated by either the Company or GPS on or after July 30, 2006 with 180 days prior written notice.

Effective July 1, 2005 GPS and the Company amended the above management agreement. Pursuant to the amendment, the Company was to pay GPS an annual fee of not less than $970,000, subject to adjustment if the services provided change, as compensation for these services, payable in equal monthly installments. The fee includes $698,000 for the period July 1, 2005 through June 30, 2006, representing approximately 80% of the cost of the compensation and benefits required to be provided by GPS to Jerome Feldman, who serves as the Company’s Chief Executive Officer, and $666,000 for the period July 1, 2006 through May 31, 2007, representing approximately 80% of the cost of the compensation and benefits required to be provided by GPS to Mr. Feldman. The Company incurred $201,000 and $216,000 for the quarters ended March 31, 2007 and 2006, respectively, as compensation for such services.

The Company also occupies a portion of corporate office space leased by GPS. The Company compensates GPS approximately an additional $205,000 annually for use of this space. GPS and the Company vacated the corporate office space in April 2007.

12.	Capital transactions

The following transactions occurred during the three-month period ended March 31, 2007:

a.
On March 1, 2007, the Company’s Board of Directors determined that effective upon the expiration of the employment agreement between the Company and Jerome Feldman, the Chairman of the Board and Chief Executive Officer of the Company, or upon his earlier resignation, Harvey P. Eisen, who currently serves as a director of the Company, will serve as Chairman of the Board and Chief Executive Officer of the Company, and that effective upon the commencement of his service as Chairman of the Board and Chief Executive Officer of the Company, Mr. Eisen will receive an annual salary of $100,000. Mr. Feldman's employment agreement will expire on May 31, 2007 unless earlier terminated by mutual agreement of the parties. In addition, the Company’s Board of Directors granted to Mr. Eisen options to purchase an aggregate of 2,500,000 shares of the Company’s common stock, 2,250,000 of which are subject to shareholder approval of an amendment to the Company’s 2003 Incentive Stock Plan, at an exercise price equal to $2.45 per share, which was the average of the closing bid and asked prices of the Company’s common stock on March 1, 2007. The options are to vest in three equal annual installments, commencing on March 1, 2008. At March 31, 2007, the Company recognized 250,000 shares as granted and 2,250,000 subject to shareholder approval.

b.
On March 2, 2007, John C. Belknap was elected as a director of Five Star. Mr. Belknap was also elected to serve as President and Chief Executive Officer of Five Star. Mr. Belknap has served as a director of the Company since October 20, 2006 and has been an employee of the Company and unpaid consultant to Five Star since December 1, 2006.

Mr. Belknap was granted 1,000,000 restricted shares of Five Star Common Stock, valued at $.38 per share ($380,000), which will vest if Five Star meets certain EBITDA targets over the next three years and upon Mr. Belknap’s continued employment with Five Star or the Company. Five Star has granted Mr. Belknap certain demand and piggy-back registration rights beginning March 2, 2010. At March 31, 2007, Five Star determined that it was probable that it would meet the EBITDA targets and therefore recognized a charge of $11,000 of compensation expense during the quarter.

In addition, Mr. Belknap was granted options to purchase an aggregate of 400,000 shares of the Company’s common stock, 150,000 of which are subject to shareholder approval of an amendment to the Company’s 2003 Incentive Stock Plan, at an exercise price equal to $2.45 per share, which was the average of the closing bid and asked prices of the Company’s common stock on March 1, 2007. Contingent upon Mr. Belknap’s continued employment with the Company, the options will vest in three equal annual installments, commencing on December 1, 2007. At March, 31, 2007, the Company recognized options to buy 250,000 shares as granted and recognized a charge of $7,000 during the quarter. Options to buy 150,000 shares subject to shareholder approval will be valued on the day such approval is obtained.

c.
Mr. S. Leslie Flegel was named a Director of the Company on March 2, 2007 and was appointed as Chairman and elected as a director of Five Star. Mr. Flegel entered into a three-year agreement with Five Star ending on March 1, 2010 (the "FS Agreement") which provides for an annual fee of $100,000 and reimbursement (i) for all travel expenses incurred in connection with his performance of services for Five Star and (ii) beginning in November 2007, for up to $125,000 per year of the cost of maintaining an office. In addition, pursuant to the FS Agreement, Mr. Flegel was issued 2,000,000 shares of Five Star common stock, all of which are fully vested and not subject to forfeiture. The 2,000,000 shares were valued at $720,000 based on the closing price of Five Star’s common stock on March 2, 2007. Such amount is to be charged to compensation expense over the term of the FS Agreement, of which $20,000 was recognized for the three months ended March 31, 2007. In addition, the Company recognized a gain of $1,000 on the reduction in ownership interest of Five Star at the time of issuance. The issuance of the Five Star shares reduced the Company’s ownership of Five Star from 66% to 58%.

On March 2, 2007, the Company and Mr. Flegel entered into an agreement pursuant to which the Company sold Mr. Flegel 200,000 shares of the Company’s common stock at a price of $2.40 per share or $480,000. Mr. Flegel has the right to exchange any or all of the 200,000 shares of the Company’s common stock into Five Star common stock held by the Company at the fixed rate of six shares of Five Star common stock for each share of the Company’s common stock. The value of the option to convert the Company’s stock held by Mr. Flegel into shares of Five Star has been valued using a Black Sholes formula and recognized as compensation expense by Five Star over the three year term of the FS Agreement. In addition, as the exchange rights if exercised would require the Company to effectively surrender net assets to redeem common stock, the Company accounted for the issuance of the 200,000 shares as temporary equity at an amount equivalent to the carrying value of Five Star’s equity that could be acquired by the holder of such shares.

d.
On March 2, 2007 the Company amended a $2,800,000 Promissory Note due from Five Star (eliminated in consolidation). Under the terms of the amended Promissory Note, the term of the Promissory Note has been extended from June 30, 2007 to June 30, 2009 at an interest rate of 9% per annum. In addition, the Promissory Note and any unpaid accrued interest is convertible, in whole or in part, at the Company’s option into shares of Five Star common stock at a price of $.40 per share, subject to anti-dilution adjustment. Five Star does not have the right to prepay the Promissory Note prior to maturity.

13. Subsequent event

On April 5, 2007, Five Star acquired substantially all the assets of Right-Way Dealer Warehouse, Inc. ("Right-Way") for approximately $3,200,000 in cash and the assumption of liabilities of approximately $40,000. The assets primarily consisted of customers, accounts receivable and inventory. The acquisition included all of Right-Way's Brooklyn Cash & Carry business and operations, which sells paint sundries and hardware supplies to local retail stores.

Upon closing of the transaction, Five Star leased a warehouse at which the Brooklyn Cash & Carry business is conducted from an affiliate of the principal of Right-Way, with an option to purchase the warehouse, and a wholly-owned subsidiary of Five Star also entered into an employment agreement with Ronald Kampner, the principal of Right-Way to serve as Senior Vice President of Sales for Five Star. The employment agreement provides for a three-year term (subject to earlier termination), the payment of a base salary of $200,000 per annum, and cash incentive compensation as described in the employment agreement. In addition, Mr. Kampner was granted an option for 200,000 shares of Five Star common stock. The options will vest if Five Star meets certain EBITDA targets over the next three years and upon employee’s continued employment.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We use words such as “expects”, “intends”, “believes”, “may”, “will” and “anticipates” to indicate forward-looking statements.

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Reports on Form 10-K filed with the Securities and Exchange Commission (the “SEC”); an unexpected decline in revenue and/or net income derived by the Company’s wholly-owned subsidiary, MXL Industries, Inc. (“MXL”), or by our majority-owned subsidiary, Five Star Products, Inc. (“Five Star”), due to the loss of business from significant customers or otherwise. In addition, MXL is dependant on the availability and pricing of plastic resin, principally polycarbonate, and Five Star is subject to the intense competition in the do-it -yourself industry.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under “Risk Factors” in our Annual Reports on Form 10-K and those other risks and uncertainties detailed in other periodic reports and registration statements that we file with the SEC from time to time. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

General Overview

The Company was incorporated on March 10, 1998 as a wholly-owned subsidiary of GP Strategies Corporation. On February 12, 2004, the Company was recapitalized whereby the authorized capital was changed to 10,000,000 shares of preferred stock and 30,000,000 shares of common stock. On July 30, 2004 GP Strategies transferred to the Company its optical plastics business through its wholly-owned subsidiary, MXL; the home improvement distribution business through its partially owned subsidiary Five Star; and certain other non-core assets. The separation of these businesses was accomplished through a pro-rata distribution (the “Distribution” or “Spin-off”) of 100% of the outstanding common stock of the Company to the stockholders of GP Strategies on November 18, 2004, the record date for the Distribution. On November 24, 2004, holders of record received one share of the Company’s common stock for each share of GP Strategies common stock or Class B capital stock owned.

The Company operates in two segments: MXL and Five Star. The Company also owns certain other non-core assets, including an investment in a publicly held company, Millennium Cell; an approximately 14% interest in a publicly held company, Valera Pharmaceuticals , which on April 17, 2007 was acquired by Indevus Pharmaceuticals, Inc.(see Note 9 to the Condensed Consolidated Financial Statements) ; and certain real estate. The Company monitors Millennium Cell for progress in the commercialization of Millennium Cell’s emerging technology and monitors Indevus for progress in achieving certain milestones and their marketing efforts.

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

The following key factors affect Five Star’s financial and operational performance:

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

On April 5, 2007, Five Star acquired substantially all the assets (except "Excluded Assets" as defined) and assumed the Assumed Liabilities (as defined) of Right-Way Dealer Warehouse, Inc. ("Right-Way") pursuant to the terms of a definitive asset purchase agreement, dated as of March 13, 2007 (the "Agreement"), with Right-Way for approximately $3,200,000 in cash and the assumption of liabilities in the approximate amount of $40,000. The assets consisted primarily of customers, accounts receivable and inventory. The acquisition included all of Right-Way's Brooklyn Cash & Carry business and operations.

Upon closing of the transaction, Five Star leased a warehouse at which the Brooklyn Cash & Carry business is conducted from an affiliate of the principal of Right-Way, with an option to purchase the warehouse, and a wholly-owned subsidiary of Five Star also entered into an employment agreement with Ronald Kampner, the principal of Right-Way to serve as Senior Vice President of Sales for Five Star. The employment agreement provides for a three-year term (subject to earlier termination), the payment of a base salary of $200,000 per annum, and cash incentive compensation as described in the employment agreement. In addition, Mr. Kampner was granted an option for 200,000 shares of Five Star Products, Inc. common stock. The options will vest if Five Star meets certain EBITDA targets over the next three years and upon employee’s continued employment.

Results of Operations

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Income (loss) before income taxes and minority interest

For the three months ended March 31, 2007, the Company had income before income tax expense and minority interests of $128,000 compared to a loss before income tax expense and minority interests of $125,000 for the three months ended March 31, 2006. The increase in Income before income taxes and minority interest of $253,000 is primarily a result the following; (i) a loss of $271,000 representing the unrealized profit which would be paid to related parties upon sale of Valera available for sale shares in 2006, compared to a gain of $16,000 recognized in 2007, (ii) reduced gross margin of $123,000 primarily due to a $246,000 reduction in gross margin at MXL, partially offset by increased gross margin of $91,000 at Five Star and (iii) reduced interest expense $53,000.

Sales

	Three months ended March 31,
	2007	2006
Five Star	$29,861,000	$28,952,000
MXL	2,070,000	2,253,000
	$31,931,000	$31,205,000

The increase in Five Star sales of $909,000 during the quarter ended March 31, 2007, was the result of increased market share throughout its geographic area.

The decrease in MXL sales of $183,000 was the result of reduced sales of approximately $200,000 resulting from the commencement of the closing of MXL’s tooling facility in Illinois during the quarter ended March 31, 2007. MXL decided to close the facility due to losses incurred at the facility and the decision to outsource its tooling operation. The facility closed in April 2007.

Gross margin

	Three months ended
	March 31,
	2007	%	2006	%
Five Star	$4,728,000	15.8	$4,605,000	15.9
MXL	362,000	17.5	608,000	27.0
	$5,090,000	15.9	$5,213,000	16.7

Five Star’s gross margin increased to $4,728,000, or 15.8% of net sales, for the quarter ended March 31, 2006, as compared to $4,605,000, or 15.9% of net sales, for the quarter ended March 31, 2006. The increase in gross margin dollars was the result of increased sales.

MXL gross profit of $362,000, or 17.5% of sales, for the quarter ended March 31, 2007 decreased by $246,000 when compared to gross profit of

$608,000, or 27% of sales, for the quarter ended March 31, 2006, mainly due to the following; (i) reduced margin dollars of approximately $167,000 and reduced gross margin percentage at the Illinois facility due to the increased costs incurred and reduced revenue generated during the quarter due to the commencement of closing of the facility during the quarter ended March 31, 2007, (ii) reduced gross margin percentage due to change in product, (iii) increased costs for labor and the related benefits.

Selling, general, and administrative expenses

For the three months ended March 31, 2007, selling, general and administrative expenses decreased by $20,000 from $4,722,000 for the three months ended March 31, 2006 partially due to the following; (i) increased general and administrative expenses of $140,000 at the Company corporate level due to increased personnel costs and professional fees, (ii) reduced selling, general and administrative expenses at Five Star of $33,000 primarily, attributable to increased vendor marketing allowances in the period offset by a $175,000 recovery of bad debts written off in prior years in 2006, partially offset by increased delivery expenses due to rising fuel prices and increased professional fees (iii ) reduced selling, general and administrative expenses of $23,000 at MXL.

Investment and other income (loss), net

The Company recognized investment and other income of $66,000 for the three months ended March 31, 2007 compared to a loss of ($237,000) for the three months ended March 31, 2006. The increased Investment and other income, is primarily attributable to a charge of $271,000 representing the unrealized profit which would be paid to related parties upon sale of Valera available for sale shares in 2006, compared to a gain of $16,000 in 2007.

Income taxes

For the three months ended March 31, 2007 and 2006, the Company recorded an income tax expense of $360,000 and an income tax expense of $221,000, respectively, which represents the Company’s applicable federal, state and local tax expense for the periods. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to recording income tax expense on the income of Five Star, a 57% owned subsidiary, which is not included in the Company’s consolidated return and not recording income tax benefit for the losses of National Patent and MXL.

Liquidity and capital resources

At March 31, 2007, the Company had cash and cash equivalents totaling of $4,094,000. The Company believes that cash, investments on hand and borrowing availability under existing credit agreements will be sufficient to fund the Company’s working capital requirements for at least the next twelve months.

For the three months ended March 31, 2007, the Company’s working capital decreased by $447,000 to $11,735,000 from $12,182,000 as of December 31, 2006. The working capital decrease was primarily a result of a net loss for the period.

The decrease in cash and cash equivalents of $391,000 for the three months ended March 31, 2007 resulted from net cash used in operations of $1,317,000, due primarily to a net loss of $427,000, an increase in accounts receivable of $7,576,000, an increase in inventory of $3,031,000, partially offset by an increase in accounts payable and accrued expenses of $9,907,000; net cash used in investing activities of $766,000, primarily consisting of purchases of property, plant and equipment of $845,000; and net cash provided by financing activities of $1,692,000, consisting of proceeds of short term borrowings of $1,184,000, proceeds from long-term debt of $273,000, offset by purchases of treasury stock of $220,000 and repayments of long-term debt of $25,000. The significant changes in accounts receivables, inventory and accounts payable is primarily due to the particulars of Five Star’s business in the first quarter, including their trade show, spring dating programs and increased inventory levels for the spring.

In 2003, Five Star obtained a Loan and Security Agreement (the “Loan Agreement”) with Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Lender”). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended in August 1, 2005 provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (6.85% at March 31, 2007) for borrowings not to exceed $15,000,000 and the prime rate (8.25% at March 31, 2007) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At March 31, 2007 and December 31, 2006, approximately $18,848,000 and $17,664,000 was outstanding under the Loan Agreement and approximately $8,303,000 and $2,929,000 was available to be borrowed, respectively. Substantially all of Five Star’s assets are pledged as collateral for these borrowings.

Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of March 31, 2007 Five Star was in compliance with all required covenants. The following table sets forth the significant debt covenants at March 31, 2007:

Covenant	Required	Calculated
Minimum tangible net worth	$6,000,000	$8,532,000
Debt to tangible net worth	< 6	2.21
Fixed charge coverage	>1.1	1.56
Quarterly income	No loss in consecutive quarters	$460,000 -first quarter income

On March 1, 2005, MXL obtained a Line of Credit Loan (the “MXL Line”) from M&T Bank with a one year term, maturing on March 1, 2006, which has been extended to June 30, 2006 on the same terms. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL’s eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%. The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly. The Company has guaranteed the MXL Line. At March 31, 2007, $950,000 was outstanding under the MXL Line and $50,000 was available to be borrowed. The MXL Line contains certain financial covenants, most significant being a cash flow coverage ratio (as defined) of 1.25 to 1.00, which is calculated at December 31.

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

Revenue recognition

Revenue on product sales is recognized at the point in time when the product has been shipped, title and risk of loss has been transferred to the customer, and the following conditions are met: persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectibility of the resulting receivable is reasonably assured. Allowances for estimated returns are recognized when sales are recorded.

Valuation of accounts receivable

Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks. Measurement of such losses requires consideration of National Patent Development’s historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions. The allowance for doubtful accounts as a percentage of total gross trade receivables was 1.8% and 4.5% at March 31, 2007 and December 31, 2006, respectively. The reduced percentage is due the historical increase in trade receivables during the quarter ended March 31, 2007 due to seasonal dating programs.

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

As of March 31, 2007, National Patent Development holds undeveloped land in Pawling, New York with a carrying amount of approximately $2.5 million and in East Killingly, Connecticut with a carrying amount of approximately $0.4 million, which management believes is less than its fair value, less cost of sale.

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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 in the first quarter of 2007 did not have any effect on the consolidated financial statements. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The statute of limitations for assessment of federal, state & local income taxes by the taxing authorities is open for years 2004 to 2006.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Description
10.1
Amended and Restated Convertible Promissory Note of Five Star Products, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.2
Registration Rights Agreement, dated as of March 2, 2007, between Five Star Products, Inc. and JL Distributors, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.3
Agreement, dated as of March 2, 2007, between Five Star Products, Inc. and Leslie Flegel (incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.4
Registration Rights Agreement, dated as of March 2, 2007, between Five Star Products, Inc. and Leslie Flegel (incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.5
Purchase Agreement, dated as of March 2, 2007, between National Patent Development Corporation and Leslie Flegel (incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.6
Registration Rights Agreement, dated as of March 2, 2007, between National Patent Development Corporation. and Leslie Flegel (incorporated herein by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.7
Restricted Stock Agreement, dated as of March 2, 2007, between Five Star Products, Inc. and John Belknap (incorporated herein by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.8
Registration Rights Agreement, dated as of March 2, 2007, between Five Star Products, Inc. and John Belknap (incorporated herein by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.9
Stock Option Agreement, dated March 1, 2007, between National Patent Development Corporation and Harvey Eisen (incorporated herein by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.10
Stock Option Agreement, dated March 1, 2007, between National Patent Development Corporation and John Belknap (incorporated herein by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.11
Stock Option Agreement, dated March 1, 2007, between National Patent Development Corporation and Talton Embry (incorporated herein by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.12
Stock Option Agreement, dated March 1, 2007, between National Patent Development Corporation and Scott Greenberg (incorporated herein by reference to Exhibit 10.12 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.13
Stock Option Agreement, dated March 1, 2007, between National Patent Development Corporation and Lawrence Schafran (incorporated herein by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.14
Asset Purchase Agreement, dated as of March 13, 2007, by and between Five Star Products, Inc. and Right-Way Dealer Warehouse, Inc. (incorporated herein by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed with the SEC on March 19, 2007)

31.1	*	Certification of Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	*	Certification of Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer of the Company and the Chief Financial Officer of the Company

______________________
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