Form 10-Q/A
period 2006-06-30
NATIONAL PATENT DEVELOPMENT CORP
filed 2007-05-31
CIK 1279715

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of May 15, 2006, there were 17,809,791 shares of the registrant’s common stock, $0.01 par value, outstanding.

EXPLANATORY NOTE

This amendment on Form 10-Q/A (this “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (the “2006 Second Quarter”), originally filed by National Patent Development Corporation (the “Company”) with the Securities and Exchange Commission (the “SEC”) on August 14, 2006 (the “Form 10-Q”), is being filed with the SEC due to the amendment and restatement of the Company’s interim financial statements and other financial information for the three and six months ended June 30, 2006. On May 15, 2007, the Company filed with the SEC an amendment to its Quarterly Report on Form 10-Q for the three month period ended March 31, 2006, and will also be filing with the SEC an amendment to its Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2006. The changes reflected in the Company’s Condensed Consolidated Financial Statements for the first three quarters of 2006 were previously disclosed in Note 20 to the Company’s Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on April 3, 2007 (the “2006 Form 10-K”).

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

•
As a result of the implementation of SAB 108 in December 2006, previously issued interim financial information consisting of costs of goods sold, gross margin and net loss for the first three quarters of the year ended December 31, 2006 has been revised to correct errors.

Financial data for the six months ended June 30, 2006 has been restated by increasing net loss and net loss per share as follows:

Unaudited	Six Months Ended June 30, 2006 (Previously Reported)	Adjustment	Six Months Ended June 30, 2006 (As Restated)
(in thousands, except per share data)

Net loss	(265)	(290)	(555)
Net loss per share	( .02)	( .01)	( .03)

Financial data for the 2006 Second Quarter has been restated by increasing net loss and net loss per share as follows:

Unaudited	Three Months Ended June 30, 2006 (Previously Reported)	Adjustment	Three Months Ended June 30, 2006 (As Restated)
(in thousands, except per share data)

Net loss	(116)	(2)	(118)
Net loss per share	( .01)	( .00)	( .01)

This amendment also revises Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the impact of the changes in the interim financial statements thereon, and Part I, Item 4. “Controls and Procedures” to identify the material deficiencies in the Company’s internal controls and procedures as of June 30, 2006 and the manner in which the Company is addressing such deficiencies.

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

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

		Page No.
Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations-
	Three Months and Six Months Ended
	June 30, 2006 (Restated) and 2005 (Unaudited)	1

	Condensed Consolidated Statements of Comprehensive Loss-
	Three Months and Six Months Ended
	June 30, 2006 (Restated) and 2005 (Unaudited)	2

	Condensed Consolidated Balance Sheets -
	June 30, 2006 (Restated and Unaudited) and December 31, 2005	3

	Condensed Consolidated Statements of Cash Flows -
	Six Months Ended June 30, 2006 (Restated) and 2005 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	29

Item 4.	Controls and Procedures	29

Part II. Other Information

Item 6.	Exhibits	31

Signatures		32

PART I. FINANCIAL INFORMATION

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	Restated- See Note 10		Restated- See Note 10
Sales	$31,161	$31,669	$62,366	$61,746
Cost of sales	25,627	25,792	51,619	51,545
Gross margin	5,534	5,877	10,747	10,201

Selling, general and administrative expenses	(5,073)	(5,313)	(9,795)	(10,198)
Loss on write-down of Illinois property		(134)		(134)
Operating profit (loss)	461	430	952	(131)

Interest expense	(464)	(455)	(843)	(827)
Investment and other income (loss)	55	108	(182)	271

Income (loss) before income tax expense and minority interest	52	83	(73)	(687)

Income tax expense	(125)	(328)	(346)	(371)

Loss before minority interest	(73)	(245)	(419)	(1,058)

Minority interest	(45)	(150)	(136)	(157)

Net loss	$(118)	$(395)	$(555)	$(1,215)

Net loss per share
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.07)

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	Restated- See Note 10		Restated- See Note 10
Net loss	$(118)	$(395)	$(555)	$(1,215)

Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on available-for-sale-securities	286	(206)	4,582	563
Reclassification adjustment for gain on securities sold included in net loss	-	-	-	(152)
Net unrealized gain (loss) on interest rate swap, net of minority interest	21	(93)	66	58

Comprehensive income (loss) before tax	189	(694)	4,093	(746)

Income tax (expense) benefit related to items of other comprehensive income (loss)	(8)	38	(26)	(25)

Comprehensive income (loss)	$181	$(656)	$4,067	$(771)

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2006	2005
	Restated- See Note 10
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$4,683	$5,115
Accounts receivable, less allowance
for doubtful accounts of $533 and $480	18,053	12,083
Receivable from GP Strategies Corporation	725	1,142
Inventories	22,814	24,021
Prepaid expenses and other current assets	777	997
Deferred tax asset	359	352
Total current assets	47,411	43,170
Marketable securities available for sale	522	477
Property, plant and equipment, net	2,994	3,085
Investment in Valera, including available
for sale securities of $4,996 in 2006	6,128	1,590
Other assets	3,466	3,360
Total assets	$60,521	$52,222

Liabilities and stockholder’s equity
Current liabilities
Current maturities of long-term debt	$163	$291
Short term borrowings	23,537	20,764
Accounts payable and accrued expenses	11,052	9,566
Total current liabilities	34,752	30,621

Long-term debt less current maturities	1,055	1,106
Deferred tax liability	279	279
Other liabilities	295	20

Minority interest	1,768	1,727

Stockholder’s equity
Common Stock	178	178
Additional paid-in capital	25,965	25,921
Accumulated deficit	(8,525)	(7,762)
Accumulated other comprehensive income	4,754	132
Total stockholder’s equity	22,372	18,469
Total liabilities and stockholder’s equity	$60,521	$52,222

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
	Restated- See Note 10
Cash flows from operations:
Net loss	$(555)	$(1,215)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	388	338
Minority interest	136	157
Expenses paid in common stock	44
Deferred income taxes	(7)
Net (gain) loss on marketable securities		(152)
Loss on sale of fixed assets		76
Loss on write-down of Illinois property		134
Changes in other operating items	(3,152)	(6,203)
Net cash used in operations	(3,146)	(6,865)

Cash flows from investing activities:
Additions to property, plant and equipment, net	(297)	(862)
Proceeds from sale of investments		1,002
Proceeds from sale of fixed assets		48
Repayment of receivable from GP Strategies	417	-
Net cash provided by investing activities	120	188

Cash flows from financing activities:
Distribution to GP Strategies		(91)
Contribution from GP Strategies		5,000
Proceeds from short-term borrowings	2,773	7,460
Repayment of long-term debt	(179)	(1,793)
Net cash provided by financing activities	2,594	10,576

Net increase (decrease) in cash and cash equivalents	(432)	3,899
Cash and cash equivalents at beginning of period	5,115	2,087
Cash and cash equivalents at end of period	$4,683	$5,986

See accompanying notes to the condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2006 and 2005
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

The Company’s 64% owned subsidiary, Five Star Products, Inc. (“Five Star”), is engaged in the wholesale distribution of home decorating, hardware and finishing products. It serves over 3,500 independent retail dealers in twelve states in the Northeast. Products distributed include paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products. On May 9, 2006 the Company announced that both it and Five Star had signed a non-binding letter of intent with FLJ Partners, LLC (“FLJ”) providing for the sale by the Company to FLJ of its interest in Five Star for $2,950,000, or $.3230 per share, plus the repayment of the $2,800,000 note. The Company and Five Star had agreed to negotiate exclusively with FLJ with respect to Five Star until May 31, 2006. On June 26, 2006 the Company terminated discussions with FLJ with respect to the sale of its interest in Five Star Products, Inc., as a result of the inability of the parties to agree to proceed with the transaction.

Five Star Group, which is a wholly-owned subsidiary of Five Star, has an unsecured note payable (the “Note”) to JL Distributors, Inc., a wholly-owned subsidiary of the Company (JL Distributors) following the spin-off of the Company from GP Strategies (“GP Strategies”) on November 24, 2004. The Note, as amended, bore interest at 8% per annum payable quarterly, and matured on June 30, 2005. On June 30, 2005 the Company and Five Star agreed to extend the Note for a one-year term maturing on June 30, 2006. In consideration for the Company extending the Note, Five Star paid the Company a fee of one percent of the Note’s outstanding balance or $28,000. In addition, the interest rate on the Note was increased to 9%. The Note is subordinated to the indebtedness under the Loan Agreement according to an Agreement of Subordination & Assignment (the “Subordination Agreement”) between Five Star Group, Inc. and JL Distributors, Inc. dated June 20, 2003. The Subordination Agreement permits the annual repayment of principal under certain circumstances. On July 28, 2006 the Company and Five Star agreed to extend the Note for an additional one-year term maturing on June 30, 2007. In consideration for the Company extending the Note, Five Star paid a fee of $28,000 which represented one percent of the Note’s outstanding balance. The interest rate on the Note remains at 9%.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2006 and 2005
(Unaudited)

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

Derivatives and hedging activities. The interest rate swap and interest rate collar entered into by the Five Star in connection with its Loan and Security Agreement (see Note 5) is being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. During the three and six months ended June 30, 2006 the Company recognized a loss of $11,000 and $16,000, respectively, as part of other income, for the changes in the fair value of the interest rate collar. During the three and six months ended June 30, 2005 the Company recognized a gain of $34,000 and $9,000, respectively, as part of other income, for the changes in the fair value of the interest rate collar.

Recent accounting pronouncements. In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  The Company will adopt this Interpretation in the first quarter of 2007.  The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.  The Company has commenced the process of evaluating the expected effect of FIN 48 on its Consolidated Financial Statements and is currently not yet in a position to determine such effects.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2006 and 2005
(Unaudited)

2.  Stock based compensation.

The Company and Five Star have stock-based compensation plans for employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock shares, and other stock-based awards. The plans are administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.

Effective January 1, 2006, the Company and Five Star adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”), utilizing the modified prospective method whereby prior periods will not be restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as amended by related interpretations of the FASB. Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard 123 “Accounting for Stock-Based Compensation”, which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. As of December 31, 2005 and June 30, 2006, no awards have been granted under the Company’s plan. In addition, during the six months ended June 30, 2006, Five Star did not grant any stock options or any other stock-based awards under its plan, and therefore the adoption of this pronouncement did not have any effect on the Company’s consolidated results of operations for the three and six month periods ended June 30, 2006.

At June 30, 2006, Five Star had 1,100,000 options outstanding all of which were exercisable under its stock option plan with an aggregate weighted average price of $0.14 per share and a contractual remaining life of 0.55 years. The aggregate intrinsic value of the options outstanding at June 30, 2006 was $40,000.

The following table provides the pro forma effect on net earnings as if the fair-value-based measurement method had been applied to all stock-based compensation for the three months and six months ended June 30, 2005 (in thousands, except per share amounts):

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net loss - As reported	$(395)	$(1,215)
Compensation expense, net of tax
Five Star stock options (1)	(2)	(3)
Pro forma net loss	(397)	$(1,218)
Basic and diluted loss per share
As reported	$(.02)	$(.07)
Pro forma net loss per share	$(.02)	$(.07)

(1) Expense relates to option grants made by Five Star prior to the acquisition of a controlling interest in Five Star by the Company.

3. Per share data

Basic and diluted loss per share for the three and six months ended June 30, 2006 and 2005 are based upon the actual number of the Company’s shares outstanding for the period. Outstanding warrants to acquire 1,423,887 common shares issued in December 2004 were not included in the diluted computation, as their effect would be anti-dilutive.

Loss per share for the three months and six months ended June 30, 2006 and 2005 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic and Diluted EPS
Net loss	$(118)	$(395)	$(555)	$(1,215)
Weighted average shares
outstanding, basic and diluted	17,834	17,803	17,831	17,801
Basic and diluted loss per share	$(.01)	$(.02)	$(.03)	$(.07)

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2006 and 2005
(Unaudited)

4. Long-term debt

Long-term debt

Long-term debt is comprised of the following (in thousands):

	June 30,	December 31,
	2006	2005
MXL Pennsylvania Mortgage (a)	$1,155	$1,205
Other debt	62	186
Capital lease obligations	1	6
	1,218	1,397
Less current maturities	(163)	(291)
	$1,055	$1,106

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
Three and six months ended June 30, 2006 and 2005
(Unaudited)

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

MXL short-term borrowings

On March 1, 2005, MXL obtained a Line of Credit Loan (the “MXL Line”) from M&T Bank with a one year term, maturing on March 1, 2006, which has been extended to June 30, 2007 on the same terms. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL’s eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%. The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly. The Company has guaranteed the MXL Line. At June 30, 2006, $950,000 was outstanding under the MXL Line and $50,000 was available to be borrowed. The MXL Line contains certain financial covenants, most significant being a cash flow coverage ratio of 1.25 to 1.00, which is calculated at December 31 of each year.

6. Inventories

Inventories are comprised of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$413	$386
Work in process	264	113
Finished goods	22,137	23,522
	$22,814	$24,021

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2006 and 2005
(Unaudited)

7.  Investment in Valera Pharmaceuticals, Inc. (“Valera”)

Valera is a specialty pharmaceutical company engaged in the development and commercialization of prescription pharmaceuticals principally utilizing Valera’s patented Hydron drug delivery technology.

Valera’s lead product is a twelve-month implant that delivers histrelin, a synthetic nonapeptide agonist of luteinizing hormone-releasing hormone (LHRH). LHRH agonists have become a mainstay in treating locally advanced and metastatic prostate cancer. On October 13, 2004, Valera announced that the FDA approved the marketing of Vantas™, the name for Valera’s long-acting LHRH implant for treating prostate cancer. Prior to June 2000, Valera operated as a division of GP Strategies. In connection with an offering of GP Strategies 6% Convertible Subordinated Exchangeable Notes due June 2003, Valera was incorporated as a separate company and became a wholly-owned subsidiary of GP Strategies through GP Strategies’ ownership of 100% of the common stock of Valera.

In December 2001, Valera completed a $7 million private placement of Series A convertible preferred stock to certain institutional investors. As a condition of the private placement, GP Strategies contractually gave up operating control over Valera through an Investors Rights Agreement, which gave GP Strategies the right to designate one director on Valera’s board of directors and gave the other stockholders the right to designate the other directors, and subsequent thereto accounted for the investment under the equity method. As a result of Valera’s operating losses, GP Strategies investment was written down to zero.

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
Three and six months ended June 30, 2006 and 2005
(Unaudited)

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

As described above, the Company’s investment in voting stock of Valera has declined below 20%. In addition, at December 31, 2005 Valera’s board of directors consisted of nine directors only one of which has been designated by the Company. Accordingly the Company believes that it no longer has the ability to exercise significant influence over operating and financial policies of Valera and no longer accounts for its investment in Valera by the equity method. As a result thereof, as of December 31, 2005 the investment in Valera’s Series B convertible preferred stock is being accounted for at cost.

As a result of the initial public offering, the Company’s investment in Valera’s common stock became a marketable security and accordingly, at June 30, 2006, the investment, to the extent of shares available to be sold within a year at any balance sheet date under Rule 144 or an effective registration statement, has been classified as available for sale securities and measured at fair value with the adjustment to fair value and changes therein recorded in other comprehensive income. The remainder of the investment is considered restricted and will continue to be carried at cost. In addition, if it is determined that the Company is no longer an affiliate, the shares would become freely tradable after the initial six month lock-up period. The Valera shares available for sale over the next 12 months at June 30, 2006 totaled 595,422 and resulted in an unrealized gain of $4,279,000 being included in accumulated other comprehensive income as of such date. Two related parties, Bedford Oak Partners and Mr. Jerome I. Feldman, are entitled to receive 50% of any profit received from the sale, on a pro-rata basis, of 404,004 shares of Valera common stock in excess of $3.94 per share (see Note 9(a)). The unrealized profit on Valera shares available for sale at June 30, 2006 which would be payable to the related parties upon sale totaled $259,000, which is included in Investment and other income (loss) for the six months ended June 30, 2006 and in and Other liabilities on the June 30, 2006 balance sheet.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2006 and 2005
(Unaudited)

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

The following tables set forth the sales and operating income (loss) of each of the Company's operating segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Sales
Five Star	$28,938	$29,579	$57,890	$57,818
MXL	2,223	2,090	4,476	3,928
	$31,161	$31,669	$62,366	$61,746

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Segment operating income (loss)
Five Star	$754	$1,181	$1,631	$1,659
MXL	137	(202)	231	(706)
	$891	$979	$1,862	$953

A reconciliation of the segment operating income (loss) to loss before income tax (expense) benefit and minority interests in the condensed consolidated statements of operations is shown below (in thousands):

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Segment operating income	$891	$979	$1,862	$953
Corporate and other general and administrative expenses	(429)	(549)	(910)	(1,084)
Interest expense	(465)	(455)	(843)	(827)
Investment and other income (loss)	55	108	(182)	271
Income (loss) before income tax
expense and minority interests	$52	$83	$(73)	$(687)

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

b) Certain of the Company’s executive officers are also executive officers of GP Strategies and will remain on GP Strategies’ payroll. The executive officers do not receive any salary from the Company; however, they provide the Company with management services under a management agreement between GP Strategies and the Company. Services under the agreement relate to corporate federal and state income taxes, corporate legal services, corporate secretarial administrative support, and executive management consulting. The term of the agreement extends for three years from the date of the spin-off, or through November 24, 2007, and may be terminated by either the Company or GP Strategies on or after July 30, 2006 with 180 days prior written notice. Prior to July 1, 2005 GP Strategies charged the Company a management fee to cover an allocable portion of the compensation of these officers, based on the time they spent providing services to the Company, in addition to an allocable portion of certain other corporate expenses. Such fees amounted to $39,000 and $82,000 for the three months and six months ended June 30, 2005.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2006 and 2005
(Unaudited)

Effective July 1, 2005 GP Strategies and the Company amended the above referenced management agreement. Pursuant to the amendment, the Company will pay GP Strategies an annual fee of not less than $970,000 as compensation for these services, payable in equal monthly installments. The fee includes $698,000 for the period July 1, 2005 through June 30, 2006, representing approximately 80% of the cost of the compensation and benefits required to be provided by GP Strategies to Jerome Feldman, who serves as the Company’s Chief Executive Officer. Such fee shall be increased by 80% of any increase of the cost of the compensation and benefits required to be provided by GP Strategies to Mr. Feldman; in addition, the Company shall remain liable for paying to GP Strategies 80% of the cost of the compensation and benefits required to be provided by GP Strategies to Mr. Feldman if the management agreement expires, is terminated, or is otherwise not extended through May 31, 2007. The Company paid GP Strategies approximately $218,000 and $434,000 for the three months and six months ended June 30, 2006 as compensation for services. The Company also occupies a portion of corporate office space leased by GP Strategies. The Company compensates GP Strategies approximately an additional $205,000 annually for use of this space. GP Strategies’ lease extends through December 31, 2006.

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

In addition, as result of the implementation of SAB 108 in December 2006, previously issued interim financial information consisting of costs of goods sold, gross margin and net income for the first three quarters of the year ended December 31, 2006 has been revised. The net effect on net income for the previously issued quarter and six months ended June 30, 2006 was a decrease of $14,000 and $31,000, respectively. There was no effect on earning per share for the period.

Reconciliation of net losses previously reported to net loss as restated for the quarter and six months ended June 30, 2006 (in thousands, except per share data) is as follows:

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2006
Net loss previously reported	$(116)	$(265)
Increase(decrease)
Investment and other income (loss)	12	(259)
SAB 108 adjustment	(14)	(31)
Net loss, as restated	$(118)	$(555)

Net loss per share, as reported	$(.01)	$(.02)
Increase (decrease)		(.01)
Net loss per share, as restated	$(.01)	$(.03)

The following is a reconciliation of the balance sheet captions at June 30, 2006 from previously reported to restated:

(in thousands)	Previously reported	Adjustments			Restated
Inventories	$23,434	$(620)	(b	)	$22,814
Deferred taxes	112	247	(b	)	359
Accounts payable and accrued expenses	11,311	(259)	(a	)	11,052
Other liabilities	36	259	(a	)	295
Minority interest	1,902	(134)	(b	)	1,768
Accumulated deficit	(8,027)	(259)	(a	)	(8,525)
		(239)	(b	)
Accumulated other comprehensive income	4,495	259	(a	)	4,754

(a)	Investment and other income adjustment
(b)	SAB 108 adjustment

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

Operating Highlights

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

For the three months ended June 30, 2006, the Company had income before income tax expense and minority interest of $52,000 compared to income before income tax expense and minority interest of $83,000 for the three months ended June 30, 2005. The decrease in pre-tax income is primarily the result of the following: (i) reduced segment operating income of $51,000, which is comprised of a $427,000 decrease in operating income for Five Star and a $339,000 increase in operating income for MXL, (ii) reduced investment and other income of $53,000 and (iii) a $134,000 write down of MXL’s Illinois property in the three months ended June 30, 2005.

Sales

	Three months ended June 30,
	2006	2005
Five Star	$28,938,000	$29,579,000
MXL	2,223,000	2,090,000
	$31,161,000	$31,669,000

The decrease in Five Star sales of $641,000 was a result of a reduction in sales volume among Five Star’s existing customer base which was caused by weaker economic conditions, and an unfavorable shift in weather conditions within the Northeast.

The increase in MXL sales of $133,000 was a result of increased sales volume and prices from existing customers resulting from a concerted effort to expand sales opportunities with existing customers.

Gross margin

	Three months ended
	June 30,
	2006	%	2005	%
Five Star	$4,915,000	17.0	$5,379,000	18.2
MXL	619,000	27.8	498,000	23.8
	$5,534,000	17.8	$5,877,000	18.6

Five Star’s gross margin of $4,915,000, or 17% of net sales, for the quarter ended June 30, 2006 decreased by $464,000, or 9%, when compared to $5,379,000, or 18.2% of net sales, for the quarter ended June 30, 2005. The decrease in gross margin dollars and gross margin percentage for the quarter ended June 30, 2006 was a result of reduced sales and reduced promotional discounts from vendors as a result of Five Star’s decision to reduce inventory levels.

MXL’s gross margin of $619,000, or 27.8% of sales, for the quarter ended June 30, 2005 increased by $121,000 or 24% when compared to gross profit of $498,000, or 23.8% of sales, for the quarter ended June 30, 2005, mainly due to the following; (i) increased margins in all product lines due to increased pricing, (ii) improved product mix and (iii) increased sales.

Selling, general, and administrative expenses

For the three months ended June 30, 2006, selling, general and administrative expenses decreased by $240,000 from $5,313,000 for the three months ended June 30, 2005 to $5,073,000 partially due to the following; (i) reduced general and administrative expenses of $88,000 at the Company corporate level, (ii) reduced selling, general and administrative expenses at Five Star of $68,000 primarily attributable to an effort to reduce selling, general and administrative expenses and (iii ) reduced selling, general and administrative expenses of $84,000 at MXL primarily due to reduced facility costs related to closing of MXL’s Massachusetts facility in 2005 as well as increased operating efficiencies.

Loss on write-down of the Illinois facility

In the second quarter of 2005 the Company incurred an additional loss of $134,000 to record the Illinois facility at fair value, based upon the expected net proceeds from the sale of the Illinois facility, revised for commissions, taxes and other closing costs.

Investment and other income (loss), net

National Patent Development recognized investment and other income of $55,000 for the three months ended June 30, 2006, compared to $108,000 for the three months ended June 30, 2005. Investment and other income, net includes interest income, investment income, and recognition of a gain or loss for the change in the fair value of the Five Star’s interest rate collar. The decrease of $53,000 is primarily attributable to the following: (i) the change in the fair value of Five Star’s interest rate collar , (ii) the unrealized loss of $12,000 which would be paid to related parties upon sale of Valera available for sale shares and (iii) reduced interest income.

Income taxes

For the three months ended June 30, 2006 and 2005, the Company recorded an income tax expense of $125,000, or an effective rate of 240% and an income tax expense of $328,000, or an effective tax rate of 395%, respectively, which represents the Company’s applicable federal, state and local tax expense for the periods. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to recording income tax expense on the income of Five Star, a 64% owned subsidiary, which is not included in the Company’s consolidated return and not recording income tax benefit for the losses of National Patent and MXL.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

For the six months ended June 30, 2006, the Company had a loss before income tax expense and minority interest of $73,000 compared to a loss before income tax expense and minority interest of $687,000 for the six months ended June 30, 2005. The increase in pre-tax income is primarily a result of the following: (i) increased operating income of $937,000 at MXL, (ii) reduced corporate and other general and administrative expenses of $171,000 and (iii) reduced Investment and other income of $453,000.

Sales

	Six months ended June 30,
	2006	2005
Five Star	$57,890,000	$57,818,000
MXL	4,476,000	3,928,000
	$62,366,000	$61,746,000

The increase in Five Star sales of $72,000 was a result of reduced unit sales among Five Star’s existing customer base which was caused by weaker economic conditions, and an unfavorable shift in weather conditions within the Northeast, offset by increased prices passed on to Five Star’s customers due to increased raw material costs for certain of the Company’s vendors.

The increase in MXL sales of $548,000 was primarily a result of increased sales volume and increase in prices to existing customers resulting from a concerted effort to expand sales opportunities with existing customers.

Gross margin

	Six months ended
	June 30,
	2006	%	2005	%
Five Star	$9,520,000	16.4	$9,558,000	16.5
MXL	1,227,000	27.4	643,000	16.4
	$10,747,000	17.2	$10,201,000	16.5

Five Star’s gross margin of $9,520,000, or 16.4% of net sales, for the six months ended June 30, 2006 decreased by $38,000 when compared to $9,558,000, or 16.5% of net sales, for the six months ended June 30, 2005. The reduced gross margin amount and percentage for the six months ended June 30, 2006 was primarily the result of reduced promotional discounts from vendors as a result of Five Star’s decision to reduce inventory levels, partially offset by reduced warehousing expenses for the period.

MXL’s gross margin of $1,227,000 or 27.4% of sales, for the six months ended June 30, 2006 increased by $584,000 or 91% when compared to gross margin of $643,000, or 16.4% of sales, for the six months ended June 30, 2005, mainly due to the following; (i) increased margins in all product lines due to increased pricing, (ii) improved product mix and, (iii) reduced costs due to exiting the Massachusetts facility and the consolidation of all MXL’s injection molding and precision coating operations at its Lancaster PA facility.

Selling, general, and administrative expenses

For the six months ended June 30, 2006, selling, general and administrative expenses decreased by $403,000 from $10,198,000 for the six months ended June 30, 2005 to $9,795,000 due to the following:; (i) reduced general and administrative expenses of $174,000 at the Company’s corporate level, (ii) reduced selling, general and administrative expenses at Five Star of $10,000, primarily attributable to a $175,000 recovery of bad debts written-off in prior years, offset by reduced vendor marketing allowances received in the period and (iii) reduced selling, general and administrative expenses of $219,000 at MXL, primarily due to reduced facility costs related to closing of MXL’s Massachusetts facility in 2005, as well as increased operating efficiencies.

Loss on write-down of the Illinois facility

In the second quarter of 2005, the Company incurred an additional loss of $134,000 to record the Illinois facility at fair value, based upon the expected net proceeds from the sale of the Illinois facility, revised for commissions, taxes and other closing costs.

Investment and other income (loss), net.

The Company recognized investment and other income (loss) of ($182,000) for the six months ended June 30, 2006 as compared to income of $271,000 the six months ended June 30, 2005. The loss in 2006 is attributable to a $259,000 expense representing the unrealized profit which would be paid to related parties upon sale of Valera available for sale shares during the six months ended June 30, 2006 and a gain of $152,000 realized on the sale of Millennium Cell, Inc. common stock during the six months ended June 30, 2005.

Income taxes

For the six months ended June 30, 2006 and 2005, the Company recorded an income tax expense of $346,000, or an effective rate of 474% and an income tax expense of $371,000, or an effective tax rate of 54%, respectively, which represents the Company’s applicable federal, state and local tax expense for the periods. The provision for income taxes differs from the tax computed at the federal statutory income tax rate primarily due to (i) recording income tax expense on the income of Five Star, a 64% owned subsidiary, which is not included in the Company’s consolidated return and (ii) not recording income tax benefit for the losses of the Company and MXL.

Liquidity and capital resources

At June 30, 2006, the Company had cash and cash equivalents of $4,683,000. The Company believes that cash anticipated to be generated from operations and borrowing availability under existing credit agreements will be sufficient to fund the Company’s working capital requirements for at least the next twelve months.

For the six months ended June 30, 2006, the Company’s working capital increased by $110,000 to $12,659,000 from $12,549,000 as of December 31, 2005. The working capital increase was primarily a result of increased accounts receivable, partially offset by increased short term borrowings.

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

On March 1, 2005, MXL obtained a Line of Credit Loan (the “MXL Line”) from M&T Bank with a one year term, maturing on March 1, 2006, which has been extended to June 30, 2007 on the same terms. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL’s eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%. The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly. The Company has guaranteed the MXL Line. At June 30, 2006, $950,000 was outstanding under the MXL Line and $50,000 was available to be borrowed. The MXL Line contains certain financial covenants, most significant being a cash flow coverage ratio of 1.25 to 1.00, which is calculated at December 31 of each year.

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

The measurement of the future net cash flows to be generated is subject to management’s reasonable expectations with respect to the Company’s future operations and future economic conditions which may affect those cash flows.

As of June 30, 2006, the Company holds undeveloped land in Pawling, New York with a carrying amount of approximately $2.5 million and in East Killingly, Connecticut with a carrying amount of approximately $0.4 million, which management believes is less than its fair value, less cost of sale.

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

On October 17, 2003, the Company received GP Strategies’ shares of Valera Pharmaceuticals pursuant to the Repayment and recorded such shares at zero representing their carrying amount to GP Strategies after reflecting Valera losses. On December 31, 2005, the Company owned 100% of Valera’s common stock and 2,068,966 shares of the Series B convertible preferred stock (a 17.7% ownership interest, assuming conversion of Valera outstanding preferred stock and exercise of stock options held by employees of Valera) but no longer had financial and operating control of Valera. As a condition of a private placement of preferred stock in December 2001, GP Strategies contractually gave up operating control over Valera through an Investors Rights Agreement. At December 31, 2005 the Company accounted for its investment in Valera’s Series B convertible preferred stock under the cost method. On February 7, 2006 Valera completed an initial public offering of 3,862,500 shares of common stock at $9.00 per share. After giving effect to the conversion of the preferred stock into common stock and a 1 for 6 reverse stock split of common stock effected by Valera in connection with the offering, the Company’s preferred shares were converted into common stock and the Company now owns 2,070,670 shares of common stock of Valera or approximately 14% of the currently outstanding shares of common stock as of June 30, 2006.

Subsequent to Valera’s initial public offering, the Company’s investment in Valera’s common stock became a marketable security and accordingly the investment, to the extent of shares available to be sold within a year at any balance sheet date under Rule 144 or an effective registration statement, is classified as available for sale securities and measured at fair value with the adjustment to fair value and changes therein to be retained by the Company recorded in other comprehensive income. The remainder of the investment is considered restricted and will continue to be carried at cost. In addition, if it is determined that the Company is no longer an affiliate, the shares would become freely tradable after the initial six month lock-up period. The Valera shares available for sale over the next 12 months at June 30, 2006 totaled 595,422. Two related parties, Bedford Oak Partners and Mr. Jerome I. Feldman, are entitled to receive 50% of any profit received from the sale, on a pro-rata basis, of 404,004 shares of Valera common stock in excess of $3.94 per share. The amounts payable to the related parties totaled $258,000 at June 30, 2006 and has been recorded as a liability within Accounts payable and accrued expenses on the June 30, 2006 balance sheet.

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

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) for the quarterly period ended on June 30,, 2006 and concluded that the Company’s disclosure controls and procedures were effective as of the end of that period. Subsequently, information came to management’s attention regarding the Company’s recordation of certain financial information that caused the Chief Executive Officer and the Chief Financial Officer to reconsider the results of this evaluation and conclude that, as of the end of the fiscal period covered by the original Quarterly Report on Form 10-Q the Company's disclosure controls and procedures were not effective to assure that certain line items of our condensed consolidated financial statements were prepared in conformance with generally accepted accounting principles and that a material weakness existed as of June 30, 2006. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

The Company is in the process of identifying and targeting for hire additional internal accounting and finance personnel and anticipates hiring such persons by the end of the second quarter of 2007. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.		Description
10.1		Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 15, 2006)
31.1	*	Certification of Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	*	Certification of Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	*
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

NATIONAL PATENT DEVELOPMENT
CORPORATION

DATE: May 31, 2007	/s/ JEROME I. FELDMAN
	Name:	Jerome I. Feldman
	Title:	Chairman of the Board and
Chief Executive Officer

DATE: May 31, 2007	/s/ SCOTT N. GREENBERG
	Name:	Scott N. Greenberg
	Title:	Chief Financial Officer