Form 10-Q/A
period 2006-09-30
NATIONAL PATENT DEVELOPMENT CORP
filed 2007-05-31
CIK 1279715

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

As of November 10, 2006, there were 17,859,016 shares of the registrant’s common stock, $0.01 par value, outstanding.

EXPLANATORY NOTE

This amendment on Form 10-Q/A (this “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (the “2006 Third Quarter”), originally filed by National Patent Development Corporation (the “Company”) with the Securities and Exchange Commission (the “SEC”) on November 14, 2006 (the “Form 10-Q”), is being filed with the SEC due to the amendment and restatement of the Company’s interim financial statements and other financial information for the three and nine months ended September 30, 2006. On May 15, 2007, the Company filed with the SEC an amendment to its Quarterly Report on Form 10-Q for the three month period ended March 31, 2006, and on May 31, 2007, immediately prior to filing this amendment on Form 10-Q/A, the Company filed with the SEC an amendment to its Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2006. The changes reflected in the Company’s Condensed Consolidated Financial Statements for the first three quarters of 2006 were previously disclosed in Note 20 to the Company’s Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on April 3, 2007 (the “2006 Form 10-K”).

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

Financial data for the nine months ended September 30, 2006 has been restated by increasing net loss and net loss per share as follows:

Unaudited	Nine Months Ended September 30, 2006 (Previously Reported)	Adjustment	Nine Months Ended September 30, 2006 (As Restated)
(in thousands, except per share data)

Net loss	(426)	(224)	(650)

Net loss per share	( .02 )	( .02 )	( .04 )

Financial data for the 2006 Third Quarter has been restated by decreasing net loss and net loss per share as follows:

Unaudited	Three Months Ended September 30, 2006 (Previously Reported)	Adjustment	Three Months Ended September 30, 2006 (As Restated)
(in thousands, except per share data)

Net loss	(161)	66	(95)

Net loss per share	( .01 )	( .00 )	( .01 )

This amendment also revises Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the impact of the changes in the interim financial statements thereon, and Part I, Item 4. “Controls and Procedures” to identify the material deficiencies in the Company’s internal controls and procedures as of September 30, 2006 and the manner in which the Company is addressing such deficiencies.

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

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

		Page No.
Part I. Financial Information
Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations-
	Three Months and Nine Months Ended
	September 30, 2006 (Restated) and 2005 (Unaudited)	1

	Condensed Consolidated Statements of Comprehensive Loss-
	Three Months and Nine Months Ended
	September 30, 2006 (Restated) and 2005 (Unaudited)	2

	Condensed Consolidated Balance Sheets -
	September 30, 2006 (Restated and Unaudited) and December 31, 2005	3

	Condensed Consolidated Statements of Cash Flows -
	Nine Months Ended September 30, 2006 (Restated)
	and 2005 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	28

Item 4.	Controls and Procedures	28

Part II. Other Information

Item 6.	Exhibits	29

Signatures		30

PART I. FINANCIAL INFORMATION

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	Restated - See Note 10		Restated - See Note 10
Sales	$30,125	$28,940	$92,491	$90,686
Cost of sales	25,265	25,217	76,884	76,762
Gross margin	4,860	3,723	15,607	13,924

Selling, general and administrative expenses	(4,679)	(4,866)	(14,474)	(15,198)

Operating profit (loss)	181	(1,143)	1,133	(1,274)

Interest expense	(391)	(396)	(1,234)	(1,223)
Investment and other income (loss)	180	27	(2)	298

Income (loss) before income taxes and minority interest	(30)	(1,512)	(103)	(2,199)

Income tax (expense) benefit	(54)	(478)	(400)	107

Loss before minority interest	(84)	(1,034)	(503)	(2,092)

Minority interest	(11)	249	(147)	92

Net loss	$(95)	$(785)	$(650)	$(2,000)

Net loss per share
Basic and diluted	$(0.01)	$(0.04)	$(0.04)	$(0.11)

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	Restated- See Note 10		Restated- See Note 10
Net loss	$(95)	$(785)	$(650)	$(2,000)

Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on available-for-sale-securities	(314)	116	4,110	679
Reclassification adjustment for (gain) on securities sold included in net loss		(7)		(159)
Net unrealized gain (loss) on interest rate swap, net of minority interest	(95)	100	(29)	158

Comprehensive income (loss) before tax	(504)	(576)	3,431	(1,322)

Income tax (expense) benefit related to items of other comprehensive income (loss)	37	(41)	11	(66)

Comprehensive income (loss)	$(467)	$(617)	$3,442	$(1,388)

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2006	2005
	Restated - See Note 10
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$4,885	$5,115
Accounts receivable, less allowance
for doubtful accounts of $539 and $480	15,674	12,083
Receivable from GP Strategies Corporation	537	1,142
Inventories	21,855	24,021
Prepaid expenses and other current assets	1,205	997
Property held for sale	-	352
Total current assets	44,156	43,170
Marketable securities available for sale	386	477
Property, plant and equipment, net	2,914	3,085
Investment in Valera , including available
for sale securities of $4,771 in 2006	5,789	1,590
Other assets	3,316	3,360
Total assets	$56,561	$52,222

Liabilities and stockholders’ equity
Current liabilities
Current maturities of long-term debt	$101	$291
Short term borrowings	18,820	20,764
Accounts payable and accrued expenses	12,637	9,566
Total current liabilities	31,558	30,621

Long-term debt less current maturities	1,030	1,106
Deferred tax liability	279	279
Other liabilities	189	20

Minority interest	1,747	1,727

Stockholders’ equity
Common Stock	178	178
Additional paid-in capital	25,976	25,921
Accumulated deficit	(8,620)	(7,762)
Accumulated other comprehensive income	4,224	132
Total stockholders’ equity	21,758	18,469
Total liabilities and stockholders’ equity	$56,561	$52,222

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
	Restated- See Note 10
Cash flows from operations:
Net loss	$(650)	$(2,000)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation and amortization	440	461
Minority interest	147	(91)
Expenses paid in common stock	55
Services provided by GP Strategies applied to repayment of receivable	666
Deferred income taxes	228
Net gain on marketable securities		(159)
Loss on disposal of fixed assets		276
Changes in other operating items	1,363	(1,699)
Net cash provided by (used in) operations	2,249	(3,212)

Cash flows from investing activities:
Additions to property, plant and equipment, net	(269)	(1,012)
Proceeds from sale of investments		1,351
Proceeds from sale of fixed assets		1,514
Net cash (used in) provided by investing activities	(269)	1,853

Cash flows from financing activities:
Distribution to GP Strategies		(91)
Contribution from GP Strategies	-	5,000
(Repayment of) proceeds from short-term borrowings	(1,944)	3,188
Repayment of long-term debt	(266)	(3,026)
Net cash (used in) provided by financing activities	(2,210)	5,071

Net (decrease) increase in cash and cash equivalents	(230)	3,712
Cash and cash equivalents at beginning of period	5,115	2,087
Cash and cash equivalents at end of period	$4,885	$5,799

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

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company has no defined benefit pension plans.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Also in September 2006, FASB issued SFAS No. 157, “Fair Value Measurements’” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The company is assessing SFAS No. 157 and has not determined yet the impact that the adoption of SFAS No. 157 will have on its result of operations or financial position.

2.    Stock based compensation

The Company and Five Star have stock-based compensation plans for employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock shares, and other stock-based awards. The plans are administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors.

Effective January 1, 2006, the Company and Five Star adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”), utilizing the modified prospective method whereby prior periods will not be restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as amended by related interpretations of the FASB. Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard 123 “Accounting for Stock-Based Compensation”, which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. As of September 30, 2006, no awards have been granted under the Company’s plan. In addition, during the nine months ended September 30, 2006, Five Star did not grant any stock options or any other stock-based awards under its plan, and therefore the adoption of this pronouncement did not have any effect on the Company’s consolidated results of operations for the three and nine month periods ended September 30, 2006.

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

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net loss - As reported	$(785)	$(2,000)
Compensation expense, net of tax
Five Star stock options	(2)	(5)
Pro forma net loss	(787)	$(2,005)
Basic and diluted loss per share
As reported	$(.04)	$(.11)
Pro forma net loss per share	$(.04)	$(.11)

3.    Per share data

Basic and diluted loss per share for the three months and nine months ended September 30, 2006 and 2005 is based upon the actual number of National Patent Development shares outstanding during the periods. Outstanding warrants to acquire 1,423,887 common shares issued in December 2004 were not included in the 2006 and 2005 diluted computation, as their effect would be anti-dilutive. In addition, the diluted computation was not effected by Five Star’s outstanding options.

Loss per share for the three months and nine months ended September 30, 2006 and 2005 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic and Diluted EPS
Net loss	$(95)	$(785)	$(650)	$(2,000)
Weighted average shares
outstanding, basic and diluted	17,848	17,810	17,836	17,804
Basic and diluted loss per share	$(.01)	$(.04)	$(.04)	$(.11)

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.    Long-term debt

Long-term debt

Long-term debt is comprised of the following (in thousands):

	September 30,	December 31,
	2006	2005
MXL Pennsylvania Mortgage (a)	$1,130	$1,205
Other debt		186
Capital lease obligations	1	6
	1,131	1,397
Less current maturities	(101)	(291)
	$1,030	$1,106

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

MXL short-term borrowings

On March 1, 2005, MXL obtained a Line of Credit Loan (the “MXL Line”) from M&T Bank with a one year term, maturing on March 1, 2006, which has been extended to June 30, 2007 on the same terms. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL’s eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%. The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly. National Patent Development has guaranteed the MXL Line. At September 30, 2006, $950,000 was outstanding under the MXL Line and $50,000 was available to be borrowed. The MXL Line contains certain financial covenants, most significant being a cash flow coverage ratio of 1.25 to 1.00, which is calculated annually at December 31 of each year.

6.    Inventories

Inventories are comprised of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$394	$386
Work in process	161	113
Finished goods	21,300	23,522
	$21,855	$24,021

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

As a result of the initial public offering, the Company’s investment in Valera’s common stock became a marketable security and accordingly, the investment, to the extent of shares available to be sold within a year at any balance sheet date under Rule 144 or an effective registration statement, has been classified as available for sale securities and measured at fair value with the adjustment to fair value and changes therein recorded in other comprehensive income. The remainder of the investment is considered restricted and will continue to be carried at cost. In addition, if it is determined that the Company is no longer an affiliate, the shares would become freely tradable after the initial six month lock-up period. The Valera shares available for sale over the next 12 months at September 30, 2006 totaled 744,277 and resulted in an unrealized gain of $4,019,000 being included in accumulated other comprehensive income as of such date. Two related parties, Bedford Oak Partners and Mr. Jerome I. Feldman, are entitled to receive 50% of any profit received from the sale, on a pro-rata basis, of 404,004 shares of Valera common stock in excess of $3.94 per share (see Note 9(a)). The unrealized profit on Valera shares available for sale at September 30, 2006 which would be payable to the related parties upon sale totaled $180,000, which is included in Investment and other income (loss) for the nine months ended September 30, 2006 and in and Other liabilities on the September 30, 2006 balance sheet.

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

The following tables set forth the sales and operating income (loss) of each of the Company's operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales
Five Star	$27,666	$26,899	$85,556	$84,717
MXL	2,459	2,041	6,935	5,969
	$30,125	$28,940	$92,491	$90,686

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Segment operating income (loss)
Five Star	$483	$(722)	$2,114	$937
MXL	119	83	324	(623)
	$602	$(639)	$2,438	$314

A reconciliation of the segment operating income (loss) to income (loss) before income tax (expense) benefit and minority interests in the condensed consolidated statements of operations is shown below (in thousands):

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Segment operating income (loss)	$602	$(639)	$2,438	$314
Corporate and other general and administrative expenses	(421)	(504)	(1,305)	(1,588)
Interest expense	(391)	(396)	(1,234)	(1,223)
Investment and other income	180	27	(2)	298
Income (loss) before income tax
expense and minority interests	$(30)	$(1,512)	$(103)	$(2,199)

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

In addition, as result of the implementation of SAB 108 in December 2006, previously issued interim financial information consisting of costs of goods sold, gross margin and net income for the first three quarters of the year ended December 31, 2006 has been revised. The net effect on net income for the previously issued quarter and nine months ended September 30, 2006 was a decrease of $13,000 and $44,000, respectively. There was no effect on earning per share for the period.

Reconciliation of net losses previously reported to net loss as restated for the quarter and nine months ended September 30, 2006 (in thousands, except per share data) is as follows:

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2006
Net loss previously reported	$(161)	$(426)
Increase(decrease)
Investment and other income (loss)	79	(180)
SAB 108 adjustment	(13)	(44)
Net loss, as restated	$(95)	$(650)

Net loss per share, as reported	$(.01)	$(.02)
Increase (decrease)		(.02)
Net loss per share, as restated	$(.01)	$(.04)

The following is a reconciliation of the balance sheet captions at September 30, 2006 from previously reported to restated:

(in thousands)	Previously reported	Adjustments			Restated
Inventories	$22,510	$(655)	(b	)	$21,855
Prepaid expenses and other current assets	944	261	(b	)	1,205
Accounts payable and accrued expenses	12,817	(180)	(a	)	12,637
Other liabilities	9	180	(a	)	189
Minority interest	1,889	(142)	(b	)	1,747
Accumulated deficit	(8,188)	(180)	(a	)	(8,620)
		(252)	(b	)
Accumulated other comprehensive income	4,044	180	(a	)	4,224

(a)	Investment and other income adjustment
(b)	SAB 108 adjustment

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

Operating Highlights

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

For the three months ended September 30, 2006, the Company had a loss before income tax expense and minority interest of $30,000 compared to a loss before income tax expense and minority interest of $1,512,000 for the three months ended September 30, 2005. The reduced loss is primarily a result of significantly improved operating profits at Five Star, which increased by $1,277,000, as well as marginally increased profitability at MXL. In addition, the Company had reduced general and administrative expenses at the corporate level by $83,000 and increased investment and other income by $153,000.

Sales

	Three months ended September 30,
	2006	2005
Five Star	$27,666,000	$26,899,000
MXL	2,459,000	2,041,000
	$30,125,000	$28,940,000

The increase in Five Star sales of $767,000 or 3% was primarily the result of increased prices and reduced sales discounts offered to existing customers.

The increase in MXL sales of $418,000 was a result of increased sales volume and prices from existing customers resulting from a concerted effort to expand sales opportunities with existing customers.

Gross margin

	Three months ended
	September 30,
	2006	%	2005	%
Five Star	$4,284,000	15.5	$3,204,000	11.9
MXL	576,000	23.4	519,000	25.4
	$4,860,000	16.1	$3,723,000	12.9

Five Star’s gross margin of $4,284,000, or 15.5% of net sales, for the quarter ended September 30, 2006 increased by $1,080,000 when compared to $3,204,000, or 11.9% of net sales, for the quarter ended September 30, 2005. The increase in gross margin and gross margin percentage for the quarter ended September 30, 2006 was a result of increased sales during the three months ended September 30, 2006 as well as the following factors which occurred in the quarter ended September 30, 2005; (i) an unfavorable shift in the product mix sold, (ii) lower prices due to competition, (iii) an increase in pricing by vendors, and some resistance to price increases by customers, (iv) reduced promotional discounts from vendors as a result of Five Star’s decision to reduce inventory levels.

MXL’s gross margin of $576,000, or 23.4% of sales, for the quarter ended September 30, 2006 increased by $57,000 when compared to gross profit of $519,000, or 25.4% of sales, for the quarter ended September 30, 2005, as a result of increased sales, partially offset by reduced gross margin percentage due to increased production and facility related costs.

Selling, general, and administrative expenses

For the three months ended September 30, 2006, selling, general and administrative expenses decreased by $187,000 from $4,866,000 for the three months ended September 30, 2005 to $4,679,000 for the three months ended September 30, 2006. The decrease in selling, general and administrative expenses was primarily attributable to the following; (i) reduced general and administrative expenses of $83,000 at the Company corporate level and (ii) reduced selling, general and administrative expenses at Five Star of $124,000 primarily attributable to an overall effort to reduce selling, general and administrative expenses.

Investment and other income, net

National Patent Development recognized net investment and other income of $180,000 for the three months ended September 30, 2006, compared to $27,000 for the three months ended September 30, 2005. Investment and other income, net includes interest income, investment income, and recognition of a gain or loss for the change in the fair value of the Five Star’s interest rate collar. The increase of $153,000 is primarily attributable to the decrease in the unrealized profit of $79,000 which would be paid to related parties upon sale of Valera available for sale shares, as well as the change in the fair value of Five Star’s interest rate collar and increased interest income.

Income taxes

For the three months ended September 30, 2006 and 2005, although the Company had a consolidated pre-tax loss for the periods, the Company recorded an income tax expense of $54,000 and $478,000, respectively, due to recording income tax expense on the income of Five Star, a 64% owned subsidiary, which is not included in the Company’s consolidated return and not recording income tax benefit for the losses of National Patent Development and MXL.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

For the nine months ended September 30, 2006, the Company had income before income tax expense and minority interest of $103,000 compared to a loss before income tax expense and minority interest of $2,199,000 for the nine months ended September 30, 2005. The change to pre-tax income is primarily a result of the following; (i) increased operating income of $1,248,000 at Five Star and $947,000 at MXL, (ii) reduced corporate and other general and administrative expenses of $283,000 and (iii) reduced Investment and other income of $300,000.

Sales

	Nine months ended September 30,
	2006	2005
Five Star	$85,556,000	$84,717,000
MXL	6,935,000	5,969,000
	$92,491,000	$90,686,000

The increase in Five Star sales of $839,000 was primarily the result of increased prices passed on to Five Star’s customers as well as reduced sales discounts.

The increase in MXL sales of $966,000 was primarily a result of increased sales volume and increase in prices to existing customers resulting from a concerted effort to expand sales opportunities with existing customers.

Gross margin
	Nine months ended
	September 30,
	2006	%	2005	%
Five Star	$13,804,000	16.1	$12,762,000	15.1
MXL	1,803,000	26.0	1,162,000	19.5
	$15,607,000	16.9	$13,924,000	15.4

Five Star’s gross margin of $13,804,,000, or 16.1% of net sales, for the nine months ended September 30, 2006 increased by $1,042,000 when compared to $12,762,000, or 15.1% of net sales, for the nine months ended September 30, 2005. The increased gross margin amount was the result of an increased gross margin percentage, as well as increased sales volume. The increased gross margin percentage for the nine months ended September 30, 2006 was primarily the result of Five Star’s ability to effectively pass price increases on to its customers in 2006.

MXL’s gross margin of $1,803,000 or 26% of sales, for the nine months ended September 30, 2006 increased by $641,000 when compared to gross margin of $1,162,000, or 19.5% of sales, for the nine months ended September 30, 2005, mainly due to the following; (i) increased margins in all product lines due to increased pricing, (ii) improved product mix, (iii) reduced costs due to exiting the Massachusetts facility and the consolidation of all MXL’s injection molding and precision coating operations at its Lancaster PA facility, and (iv) increased sales.

Selling, general, and administrative expenses

For the nine months ended September 30, 2006, selling, general and administrative expenses decreased by $724,000 from $15,198,000 for the nine months ended September 30, 2005 to $14,474,000 for the nine months ended September 30, 2006 due to the following; (i) reduced general and administrative expenses of $283,000 at the Company’s corporate level, (ii) reduced selling, general and administrative expenses at Five Star of $135,000, attributable to a $175,000 recovery of bad debts written-off in prior years and reduced selling and delivery expenses, partially offset by reduced vendor marketing allowances (iii) reduced selling, general and administrative expenses of $330,000 at MXL, primarily due to reduced facility costs related to closing of MXL’s Massachusetts facility in 2005, as well as increased operating efficiencies. In addition, for the nine months ended September 30, 2005 the Company incurred a loss of $140,000, based upon the final proceeds from the sale of the Illinois facility, net of commissions, taxes and other closing costs. This loss is included as part of selling, general and administrative expenses on the consolidated statement of operation for the period.

Investment and other income (loss), net.

National Patent Development recognized investment and other income (loss) of ($2,000) for the nine months ended September 30, 2006 as compared to income of $298,000 the nine months ended September 30, 2005. The reduced Investment and other income is mainly due to the following; (i) a gain on sale of Millennium Cell, Inc. common stock of $192,000 during the nine months ended September 30, 2005, (ii) a loss on the sale of Avenue Entertainment Group, Inc common stock of $33,000 during the nine months ended September 30, 2005, (iii) increased interest income for the nine months ended September 30, 2006, and (iv) the unrealized profit of $180,000 which would be paid to related parties upon sale of Valera available for sale shares.

Income taxes

For the nine months ended September 30, 2006 and 2005, the Company recorded an income tax expense of $400,000 and an income tax benefit of $107,000, respectively, which represents the Company’s applicable federal, state and local tax expense and benefit for the periods. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due to (i) recording income tax expense on the income of Five Star, a 64% owned subsidiary, which is not included in the Company’s consolidated return and (ii) not recording income tax benefit for the losses of the Company and MXL.

Liquidity and capital resources

At September 30, 2006, the Company had cash and cash equivalents of $4,885,000. The Company believes that cash anticipated to be generated from operations and borrowing availability under existing credit agreements will be sufficient to fund the Company’s working capital requirements for at least the next twelve months.

For the nine months ended September 30, 2006, the Company’s working capital increased by $49,000 to $12,598,000 from $12,549,000 as of December 31, 2005. The working capital increase was primarily a result of increased accounts receivable, partially offset by increased accounts payable and accrued expenses.

The decrease in cash and cash equivalents of $230,000 for the nine months ended September 30, 2006 resulted from the following: (i) net cash provided by operations of $2,249,000, due primarily to a net loss of $650,000, an increase in accounts receivable of $3,652,000, partially offset by an increase in accounts payable and accrued expenses of $3,071,000 and reduced inventory of $2,166,000; (ii) net cash used in investing activities of $269,000 consisting of additions to property, plant and equipment, and (iii) net cash used in financing activities of $2,210,000, consisting of repayments of short term borrowings of $1,944,000 and repayments of long-term debt of $266,000.

In 2003, Five Star entered into a Loan and Security Agreement (the “Loan Agreement”) with Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Lender”). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended in August 1, 2005 provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (7.57% at September 30, 2006) for borrowings not to exceed $15,000,000 and the prime rate (8.25% at September 30, 2006) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At September 30, 2006 and December 31, 2005, approximately $17,870,000 and $19,764,000 was outstanding under the Loan Agreement and approximately $6,286,000 and $1,451,000 was available to be borrowed, respectively. Substantially all of Five Star’s assets are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of September 30, 2006 Five Star was in compliance with all required covenants. The following table sets forth the significant debt covenants at September 30, 2006:

Covenant	Required	Calculated
Minimum tangible net worth	$6,000,000	$7,846,000
Debt to tangible net worth	< 6	2.28
Fixed charge coverage	>1.1	1.68
Quarterly income	No loss in consecutive quarters	$278,000 -first quarter income $148,000- second quarter income $51,000- third quarter income

On March 1, 2005, MXL obtained a Line of Credit Loan (the “MXL Line”) from M&T Bank with a one year term, maturing on March 1, 2006, which has been extended to June 30, 2007 on the same terms. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL’s eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%. The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly. The Company has guaranteed the MXL Line. At September 30, 2006, $950,000 was outstanding under the MXL Line and $50,000 was available to be borrowed. The MXL Line contains certain financial covenants, most significant being a cash flow coverage ratio of 1.25 to 1.00, which is calculated annually at December 31 of each year.

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

Forward-looking statements

The forward-looking statements contained herein reflect National Patent Development’s management’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of National Patent Development, including, but not limited to the risks and uncertainties detailed in National Patent Development’s periodic reports and registration statements filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We have no material changes to the disclosure on this matter made in our report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) for the quarterly period ended on September 30, 2006 and concluded that the Company’s disclosure controls and procedures were effective as of the end of that period. Subsequently, information came to management’s attention regarding the Company’s recordation of certain financial information that caused the Chief Executive Officer and the Chief Financial Officer to reconsider the results of this evaluation and conclude that, as of the end of the fiscal period covered by the original Quarterly Report on Form 10-Q the Company's disclosure controls and procedures were not effective to assure that certain line items of our condensed consolidated financial statements were prepared in conformance with generally accepted accounting principles and that a material weakness existed as of September 30, 2006. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

The Company is in the process of identifying and targeting for hire additional internal accounting and finance personnel and anticipates hiring such persons by the end of the second quarter of 2007. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.  Exhibits
Exhibit No.		Description
31.1	*	Certification of Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	*	Certification of Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
32	*

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