Form 10-Q
period 2007-06-30
NATIONAL PATENT DEVELOPMENT CORP
filed 2007-08-14
CIK 1279715

k
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
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

As of August 10, 2007, there were 17,884,969 shares of the registrant’s common stock, $0.01 par value, outstanding.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

		Page No.
Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations-
	Three months and six months ended
	June 30, 2007 and 2006 (unaudited)	1

	Condensed Consolidated Statements of Comprehensive Loss-
	Three months and six months ended
	June 30, 2007 and 2006 (unaudited)	2

	Condensed Consolidated Balance Sheets -
	June 30, 2007 (unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Cash Flows -
	Six months ended June 30, 2007 and 2006 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	34

Item 4.	Controls and Procedures	34
Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	35

Signatures		36

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales	$38,134	$31,161	$70,065	$62,366
Cost of sales	31,344	25,627	58,185	51,619
Gross margin	6,790	5,534	11,880	10,747

Selling, general and administrative expenses	(6,269)	(5,073)	(10,971)	(9,795)

Operating profit	521	461	909	952

Interest expense	(506)	(464)	(832)	(843)
Gain on exchange of Valera for Indevus shares	17,031		17,031
Investment and other income (loss)	(835)	55	(769)	(182)

Income (loss) before income tax expense and minority interest	16,211	52	16,339	(73)

Income tax expense	(355)	(125)	(715)	(346)

Income (loss) before minority interest	15,856	(73)	15,624	(419)

Minority interest	(241)	(45)	(436)	(136)

Net income (loss)	$15,615	$(118)	$15,188	$(555)

Net income (loss) per share
Basic	$0.87	$(0.01)	$0.85	$(0.03)
Diluted	$0.87	$(0.01)	$0.85	$(0.03)

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income (loss)	$15,615	$(118)	$15,188	$(555)

Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on available-for-sale-securities (a)	(796)	286	(618)	4,582
Reclassification adjustment principally for gain on exchange of Valera securities recognized in merger included in net income	(4,614)	-	(4,614)	-
Net unrealized gain (loss) on interest rate swap, net of minority interest	2	21	(46)	66

Comprehensive income before tax	10,207	189	9,910	4,093

Income tax (expense) benefit related to items of other comprehensive income (loss)	3	(8)	18	(26)

Comprehensive income	$10,210	$181	$9,928	$4,067

(a)  Includes gains of $65 for the three months ended June 30, 2007 and $231 for the six months ended June 30, 2007 of Valera to date of merger and loss of $763 for the three and six months ended June 30, 2007 of Indevus from date of merger.

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2007	2006
Assets	(unaudited)
Current assets
Cash and cash equivalents	$4,062	$4,485
Accounts receivable, less allowance
for doubtful accounts of $497 and $566	22,974	11,939
Receivable from GP Strategies Corporation		251
Inventories	27,655	22,535
Prepaid expenses and other current assets	500	724
Investment in marketable securities of Indevus, available for sale	15,799
Deferred tax asset	597	791
Total current assets	71,587	40,725

Property, plant and equipment, net	3,406	2,925
Investment in Valera including available for sale securities of $4,823		5,995
Other marketable securities available for sale	244	343
Deferred tax asset	193
Other assets	3,847	3,286
Total assets	$79,277	$53,234

Liabilities and stockholder’s equity
Current liabilities
Current maturities of long-term debt	$257	$151
Short term borrowings	25,012	18,414
Accounts payable and accrued expenses	17,883	9,978
Payable to GP Strategies Corporation	74
Total current liabilities	43,226	28,543

Long-term debt less current maturities	1,570	1,332
Deferred tax liability	279	279
Other liabilities	1	247

Minority interest Common stock subject to exchange rights	2,770 477	1,696

Stockholder’s equity
Common Stock	180	178
Additional paid-in capital	26,097	25,990
Retained earnings (deficit)	6,011	(9,177)
Accumulated other comprehensive (loss) income	(926)	4,334
Treasury stock	(408)	(188)
Total stockholder’s equity	30,954	21,137
Total liabilities and stockholder’s equity	$79,277	$53,234

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	June 30,
	2007	2006

Cash flows from operations:
Net income (loss)	$15,188	$(555)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation and amortization	368	388
Minority interest	436	136
Expenses paid in common stock	31	44
Deferred income taxes	-	(7)
Stock based compensation	248
Gain on issuance of stock by subsidiary	(1)
Gain on exchange of Valera for Indevus shares	(17,031)
Loss on sales of Indevus shares	236
Changes in other operating items, net of effect of acquisition of Right-Way	(3,071)	(3,152)
Net cash used in operations	(3,596)	(3,146)

Cash flows from investing activities:
Additions to property, plant and equipment, net	(849)	(297)
Acquisition of additional interest in Five Star	(106)
Acquisition of Right-Way by Five Star	(3,399)
Repayment of receivable from GP Strategies	325	417
Net cash (used in) provided by investing activities	(4,029)	120

Cash flows from financing activities:
Proceeds from sale of common stock	480
Purchase of treasury stock	(220)
Proceeds from short-term borrowings	6,598	2,773
Proceeds from (repayment of) long-term debt, net	344	(179)
Net cash provided by financing activities	7,202	2,594

Net decrease in cash and cash equivalents	(423)	(432)
Cash and cash equivalents at beginning of period	4,485	5,115
Cash and cash equivalents at end of period	$4,062	$4,683

Cash paid for:
Interest	$897	$937
Taxes	$18	$80
Non cash investing activities:
Acquisition of stock of Indevus in exchange for stock of Valera in a merger transaction	$14,960

See accompanying notes to the condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2007 and 2006
(unaudited)

1.           Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2007 and 2006, the Condensed Consolidated Statements of Comprehensive Loss for the three months and six months ended June 30, 2007 and 2006, the Condensed Consolidated Balance Sheet as of June 30, 2007 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 as presented in our Annual Report on Form 10-K.  In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.  The results for the 2007 interim periods are not necessarily indicative of results to be expected for the entire year.

Description of business. National Patent Development Corporation (the “Company” or “National Patent Development”), through its wholly owned subsidiary, MXL Industries, Inc. (“MXL”), manufactures polycarbonate parts requiring strict adherence to optical quality specifications, and in the application of abrasion and fog resistant coating to these parts.  Products include shields and face masks and non-optical plastic products.

The Company’s 58% owned subsidiary, Five Star Products, Inc. (“Five Star”), is engaged in the wholesale distribution of home decorating, hardware and finishing products.  It serves over 3,000 independent retail dealers in the Northeast and Mid-Atlantic States. Products distributed include paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products.  In January 2007, the Company purchased 305,137 shares of Five Star common stock, which represented 2% of the then outstanding Five Star common stock, for $106,000.

On April 5, 2007, Five Star acquired substantially all the assets of Right-Way Dealer Warehouse, Inc. ("Right-Way") including all of Right-Way's Brooklyn Cash & Carry business and operations, which sells paint sundries and hardware supplies to local retail stores (see Note 13).

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

Shipping and handling costs.  Shipping and handling costs are included as a part of selling, general and administrative expense.   These cost amounted to $1,444,000, $2,743,000, $1,301,000 and $2,545,000, for the three months and six months ended June 30, 2007 and 2006, respectively.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2007 and 2006
(unaudited)

Inventories.  Inventories are valued at the lower of cost or market, using the first-in, first-out method.

Derivatives and hedging activities.  The interest rate swap and interest rate collar entered into by Five Star in connection with its Loan and Security Agreement (see Note 7) is being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income.  Changes in the fair value of the interest rate collar are recognized in earnings.  For the three and six months ended June 30, 2007 the Company recognized a gain of $6,000 and $5,000, respectively, and for the three and six months ended June 30, 2006 the Company recognized a loss of $11,000 and $16,000, respectively, as part of other income, for the changes in the fair value of the interest rate collar.

2.	Accounting for uncertainty in income taxes - FASB Interpretation No. 48

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 in the first quarter of 2007 did not have any effect on the Company’s consolidated financial statements. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The statute of limitations for assessment of federal, state & local income taxes by the taxing authorities is open for years 2004 to 2006.

3.           Treasury Stock

On December 15, 2006, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions.  At June 30, 2007, the Company had repurchased 192,450 shares of its common stock for $408,000.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2007 and 2006
(unaudited)

4.           Incentive stock plans and stock based compensation

The Company and Five Star have stock-based compensation plans for employees and non-employee members of their respective Boards of Directors. The plans provide for discretionary grants of stock options, restricted stock shares, and other stock-based awards. The Company’s plan is administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors, and the Five Star plan is administered by Five Star’s entire Board of Directors.

Company Stock Option Plan

On November 3, 2003, GP Strategies Corporation (“GPS”), which at the time was the Company’s parent, adopted an Incentive Stock Plan (the “2003 Plan”) under which 1,750,000 shares of the Company’s common stock are available for grant to employees, directors and outside service providers.  The plan permits awards of incentive stock options, nonqualified stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of the Company’s common stock.  The term of any option granted under the 2003 Plan will not exceed ten years from the date of grant and, in the case of incentive stock options granted to a 10% or greater holder in the total voting stock of the Company, three years from the date of grant.  The exercise price of any option will not be less than the fair market value of the Common Stock on the date of grant or, in the case of incentive stock options granted to a 10% or greater holder in the total voting stock, 110% of such fair market value.

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

In March 2007, the Company granted an aggregate of 3,200,000 nonqualified stock options under the 2003 Plan (including the options referred to in Note 12(a) and (b)), of which 632,830 were granted under the terms of the 2003 Plan as presently approved by the Company’s shareholders and the remainder were granted subject to shareholder approval of the amendments referred to below.  The Company determined the estimated aggregate fair value of the 632,830 options which are not subject to shareholder approval on the date of grant to be $673,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 49.27%, dividend yield of 0%, risk free interest of 4.5% and an expected life of 4 years.  Upon shareholder approval (see below), the Company will determine the estimated aggregate fair value of the remaining 2,567,170 options based upon the closing price of the Company’s common stock on that date using the Black-Scholes valuation model.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2007 and 2006
(unaudited)

A summary of the Company’s stock option activity as of June 30, 2007, and changes during the six months then ended, which includes option activity described above,  is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007
Granted	632,830	$2.45
Exercised
Forfeited or expired
Outstanding at June 30, 2007	632,830	2.45	3.3	$221,000	*
Vested at June 30, 2007
Exercisable at June 30, 2007
___________________
*The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Five Star Stock Option Plan

On January 1, 1994, Five Star's Board of Directors adopted the Five Star Products, Inc. 1994 Stock Option Plan  (the "1994 Five Star Plan"), which became effective when approved by the Five Star shareholders on August 5, 1994.  On January 1, 2002, the Board of Directors amended the 1994 Five Star Plan increasing the total number of shares of common stock to 4,000,000 shares reserved for issuance, subject to adjustment.  Options could be granted to any director, officer or other key employee of Five Star and its subsidiaries, and to consultants and other individuals providing services to Five Star. Although there are outstanding options which have been granted under 1994 Five Star Plan no further options may be granted under this Plan.

On March 1, 2007, the Board of Directors of Five Star adopted the Five Star Products, Inc. 2007 Incentive Stock Plan (the “2007 Five Star Plan”), subject to the approval of the shareholders of Five Star.  Five Star expects to submit the 2007 Five Star Plan to its shareholders for approval at the Five Star 2007 Annual Stockholders Meeting.  Based upon the Company’s intent to vote its shares of Five Star in favor of the 2007 Five Star Plan, which will assure its approval, the financial effect of all options and restricted stock issued under the 2007 Five Star Plan are reflected as if shareholder approval had been obtained prior to the date of grant. Under the 2007 Five Star Plan, Five Star may grant awards of non-qualified stock options, incentive stock options (if the 2007 Five Star Plan is submitted to and approved by stockholders of Five Star prior to February 28, 2008), restricted stock, stock units, performance shares, performance units, and other incentives payable in cash or in shares of Five Star’s common stock to officers, employees or members of the Board of Directors of Five Star and its subsidiaries. Five Star is authorized to grant an aggregate of 2,500,000 shares of Five Star Common Stock under the 2007 Five Star Plan.  Five Star may issue new shares or use shares held in treasury to deliver shares for equity grants or upon exercise of non-qualified stock options.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2007 and 2006
(unaudited)

On March 2, 2007, subject to shareholder approval of the 2007 Five Star Plan, Five Star granted options under the 2007 Five Star Plan to purchase 250,000 shares of Five Star’s common stock to two employees and increased the exercise price and EBITDA target of 400,000 options granted to an employee on October 18, 2006. The exercise price of the 650,000 options was equal to $0.38, the average of the closing bid and asked prices of the common stock on March 2, 2007. The options will vest if Five Star meets certain EBITDA targets over the next three years provided that the option holders continue to be employees of Five Star. Five Star determined the estimated aggregate fair value of these options on the date of grant to be $185,000 based on the Black-Scholes valuation model.  Achievement of performance criteria was determined in probable in March 2007 and therefore compensation expense of $15,400 and $20,600 was recognized during the quarter and six months ended June 30, 2007.

On April 5, 2007, in connection with an  employment agreement entered into with  the principal of Right-Way Dealer Warehouse, Inc. (see Note 13), Five Star granted him an option to purchase 200,000 shares of Five Star common stock under the 2007 Five Star Plan, subject to shareholder approval. The options will vest if Five Star meets certain EBITDA targets over the next three years proved that the option holder continues to be employed by Five Star Group. At June 30, 2007, Five Star determined that it was probable it would meet 2007 EBITDA targets and accordingly recorded a charge of $8,000 for the three and six months ended June 30, 2007.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2007 and 2006
(unaudited)

A summary of Five Star’s stock option activity as of June 30, 2007, and changes during the six months then ended, which includes option activity described above,  is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	1,050,000	$0.16
Granted	450,000	.47
Exercised	(50,000)	.15		$17,500	*
Forfeited or Expired	(450,000)	.16
Outstanding at June 30, 2007	1,000,000	.42	3.3	219,000	*
Vested at June 30, 2007	150,000	.16	.3
Exercisable at June 30, 2007	150,000	.16	.3	72,500	*
___________________
*The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

During the six month period ended June 30, 2007, 400,000 options outstanding as of January 1, 2006 were modified.

On March 2, 2007, subject to Five Star shareholder approval, Five Star granted 1,000,000 shares of restricted stock to its chief executive officer (see Note 12(b)) valued at $.38 per share under the 2007 Five Star Plan. This restricted stock will vest if Five Star meets certain EBITDA targets over the next three years provided that he continues to be employed by Five Star or the Company. In March 2007, Five Star determined that achievement of the performance criteria was probable and therefore compensation expense of $31,000 and $42,000 was recognized during the quarter and six months ended June 30, 2007.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2007 and 2006
(unaudited)

5.           Per share data

Income (loss) per share for the three months and six months ended June 30, 2007 and 2006 are calculated as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic EPS
Net income (loss)	$15,615	$(118)	$15,188	$(555)
Weighted average shares
outstanding	17,877	17,834	17,812	17,831
Basic earnings (loss) per share	$.87	$(.01)	$.85	$(.03)

Diluted EPS
Net income (loss)	$15,615	$(118)	$15,188	$(555)
Weighted average shares outstanding	17,877	17,834	17,811	17,831
Dilutive effect of stock options	67		24
Diluted weighted average shares outstanding	17,944	17,834	17,835	17,831
Diluted earnings (loss) per share	$.87	$(.01)	$.85	$(.03)

Outstanding warrants to acquire 1,423,887 common shares issued in December 2004 were not included in the diluted computation, as their effect would be anti-dilutive.  In addition, the effect on the diluted computation of outstanding options and the convertible note of Five Star (see Note 12(d)) was anti-dilutive and accordingly did not effect such computation.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2007 and 2006
(unaudited)

6.           Long-term debt

Long-term debt

Long-term debt is comprised of the following (in thousands):

	June 30,	December 31,
	2007	2006
MXL Pennsylvania Mortgage (a)	$1,055	$1,105
MXL term loan (b)	772	377
Capital lease obligations	-	1
	1,827	1,483
Less current maturities	(257)	(151)
	$1,570	$1,332

a)
The loan, which is collateralized by real estate and fixtures, requires monthly repayments of $8,333 plus interest at 2.5% above the one month LIBOR rate and matures on March 8, 2011, when the remaining amount outstanding of approximately $680,000 is due in full.  The loan is guaranteed by GP Strategies Corporation (“GPS”), formerly the parent entity of MXL and the Company, under an agreement entered into concurrently with GPS’s spin-off of these entities.

b)
On November 27, 2006,  MXL entered into a 5 year $785,000 Term Loan for the financing of machinery and equipment at 2.5% above the one month LIBOR rate, or .25% above the bank’s prime lending rate, as applicable.  From November 2006 through May 2007 the Bank may disburse funds to MXL, and MXL will pay on a monthly basis, all accrued interest due the bank.  In May 2007 the balance borrowed converted to a five year Term Loan, with monthly payments of principal and accrued interest through May 2012. The Term Loan is guaranteed by the Company and collateralized by MXL’s Lancaster, PA property.

7.           Short-term borrowings

Five Star short-term borrowings

In 2003, Five Star obtained a Loan and Security Agreement (the “Loan Agreement”) with Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Lender”).  The Loan Agreement has a five-year term, with a maturity date of June 30, 2008.  The Loan Agreement, as amended on August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein.  The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (6.87% at June 30, 2007) for borrowings not to exceed $15,000,000 and the prime rate (8.25% at June 30, 2007) for borrowings in excess of the above mentioned LIBOR-based borrowings.  The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks.  At June 30, 2007 and December 31, 2006, approximately $24,262,000 and $17,664,000 was outstanding under the Loan Agreement and approximately $6,054,000 and $2,929,000 was available to be borrowed, respectively.  Substantially all of Five Star’s assets are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios.  As of June 30, 2007, Five Star was in compliance with all required covenants.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2007 and 2006
(unaudited)

In connection with the Loan Agreement, Five Star also entered into a derivative transaction with the Lender.  The derivative transaction is an interest rate swap and has been designated as a cash flow hedge.  Effective July 1, 2004 through June 30, 2008, Five Star will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000.  In return, the Lender will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount.  The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%.  The fair value of the interest rate swap amounted to $241,000 and $320,000 at June 30, 2007 and December 31, 2006, respectively and is included in other assets in the accompanying balance sheets.

On June 17, 2004, Five Star also entered into a derivative interest rate collar transaction during the period from July 1, 2004 through June 30, 2008, on notional principal of $12,000,000.  The transaction consists of an interest rate floor of 2.25%, whereas if LIBOR is below 2.25%, the Lender will pay to Five Star the difference between LIBOR and 2.25%, on the same notional principal amount.  The transaction also consists of an interest rate cap of 5.75%, whereas if LIBOR is above 5.75%, Five Star will pay to the Lender the difference between LIBOR and 5.75%, on the same notional principal amount.

MXL short-term borrowings

On March 1, 2005, MXL obtained a Line of Credit Loan (the “MXL Line”) from M&T Bank with a one year term, maturing on March 1, 2006, which has been extended to June 30, 2008 on the same terms.  The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL’s eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. On November 27, 2006 the MXL Line was amended to a $900,000 line of credit.  The interest rates under the MXL Line consist of LIBOR plus a credit spread of 2.5% or the prime rate.  The MXL Line is subject to an unused commitment fee of 0.125% of the average daily unused balance of the line payable quarterly.  The Company has guaranteed the MXL Line up to $785,000.   At June 30, 2007 and December 31, 2006, $750,000 was outstanding under the MXL Line and $150,000 was available to be borrowed.  The MXL Line contains certain financial covenants which are calculated on an annual basis at December 31.  As of December 31, 2006, MXL was in compliance with all required covenants.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2007 and 2006
(unaudited)

8.           Inventories

Inventories are comprised of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$420	$393
Work in process	370	149
Finished goods	26,865	21,993
	$27,655	$22,535

9.           Investment in Indevus Pharmaceuticals, Inc.

Indevus Pharmaceuticals, Inc., a Delaware corporation ("Indevus"), is a biopharmaceutical company, engages in the acquisition, development, and commercialization of products to treat urological, gynecological, and men's health conditions.

Effective April 18, 2007 (the "Effective Time"), all of the outstanding common stock of Valera Pharmaceuticals, Inc. (“Valera”) was acquired by Indevus pursuant to the terms and conditions of an Agreement and Plan of Merger, dated as of December 11, 2006 (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company, as a stockholder of Valera through MXL, received 1.1337 shares of Indevus common stock for each share of Valera common stock held by the Company immediately prior to the Effective Time. As a result, at the Effective Time, the 2,070,670 shares of Valera common stock held by the Company were converted into an aggregate of 2,347,518 shares of Indevus common stock. The shares are currently restricted pursuant to Rule 145 of the Securities Act of 1933, as amended ("Rule 145"). Such restrictions will generally lapse one year following the Effective Time.  In April 2007, the Company recognized a pre-tax gain of $14,960,000 on the exchange of shares. The merger was treated as a tax free merger under Internal Revenue Code Section 368.  In addition, for each share of Valera common stock held by the Company immediately prior to the Effective Time, the Company received one contingent stock right for each of three Valera product candidates in development - Supprelin-LA, a ureteral stent and VP003 (Octreotide implant) – that will become convertible into $1.00, $1.00 and $1.50, respectively, worth of Indevus common stock to the extent specific milestones with respect to each product candidate are achieved. Thus, if all contingent milestones are achieved, the Company will receive $2,070,670, $2,070,670 and $3,106,005, respectively, worth of Indevus common stock on the date the milestone is met, at which date additional gain will be recognized. On May 3, 2007 Indevus announced that it had received FDA approval for Supprelin-LA. Therefore in May 2007, the Company received the first $2,070,670 worth of Indevus common stock consisting of 291,964 shares, and recognized an additional pre-tax gain of $2,070,670. The restrictions of Rule 145 will generally lapse with respect to the Indevus shares prior to June 30, 2008; accordingly, all the Indevus shares are classified as available for sale securities and measured at fair value with the changes in such value subsequent to the merger recorded in other comprehensive income.  During the quarter and six months ended June 30, 2007, the Company sold 291,964 shares of Indevus on the open market, for net proceeds of $1,822,000 (settled in July 2007) and realized a loss of $236,000 in Investment and other income (loss) in the three months ended June 30, 2007.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2007 and 2006
(unaudited)

At June 30, 2007, two related parties, Bedford Oak Partners and Mr. Jerome I. Feldman, are entitled to receive 50% of any profit received from the sale on a pro-rata basis, of 423,492 shares of Indevus common stock in excess of $3.47 per share, and 50% of the proceeds from the sale on a pro-rata basis of 56,965 shares of Indevus stock. The unrealized gain on Indevus shares available for sale at June 30, 2007 which would be payable to the related parties upon sale totaled $845,000, which is included in Accounts payable and accrued expenses at June 30, 2007. In addition $79,000 is payable in connection the Indevus shares sold subsequent to the merger which is included  in Accounts payable and accrued expenses at June 30, 2007.  The increase in the liability which was $587,000 and $603,000 for quarter and six months ended June 30, 2007, respectively, is included in Investment and other income (loss) in the Statement of Operations.

The gain on exchange of Valera stock resulted from tax free reorganization and accordingly was not subject to current income tax.  In addition, the deferred income tax liability attributable to the excess statement basis over tax basis in Indevus stock received in the exchange was offset by a reduction of the deferred tax asset valuation allowance.  Accordingly, no provision for income tax is included in the accompanying Statement of Operations related to the gain on the exchange.

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

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2007 and 2006
(unaudited)

The following tables set forth the sales and operating income (loss) of each of the Company's operating segments (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales
Five Star	$35,927	$28,938	$65,788	$57,890
MXL	2,207	2,223	4,277	4,476
	$38,134	$31,161	$70,065	$62,366

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Segment operating income (loss)
Five Star	$1,419	$754	$2,557	$1,631
MXL	86	137	(43)	231
	$1,505	$891	$2,514	$1,862

A reconciliation of the segment operating income (loss) to income  (loss) before income tax (expense) benefit and minority interests in the condensed consolidated statements of operations is shown below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Segment operating income	$1,505	$891	$2,514	$1,862
Corporate and other general and administrative expenses	(984)	(429)	(1,604)	(910)
Interest expense	(506)	(465)	(832)	(843)
Gain on merger of Valera	17,031		17,031
Investment and other income (loss)	(835)	55	(769)	(182)
Income (loss) before income tax
expense and minority interests	$16,211	$52	$16,339	$(73)

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2007 and 2006
(unaudited)

11.           Related party transactions

a)           On November 12, 2004, the Company entered into an agreement to borrow approximately $1,022,000 from Bedford Oak Partners, which is controlled by Harvey P. Eisen, Chairman, Chief Executive Officer and a director of the Company, and approximately $568,000 from Jerome I. Feldman, who was at the time Chairman and Chief Executive Officer of the Company, which was utilized to exercise an option held by the Company to purchase Series B Convertible Preferred shares of Valera.  The loans bore interest at 6% per annum, matured on October 31, 2009, and were secured by all shares of Valera owned by the Company, including the purchased shares.     On January 11, 2005, the Company prepaid the loans and all accrued interest in full. As further consideration for making these loans, Bedford Oak Partners and Mr. Feldman became entitled to a portion of the consideration received by the Company on the sale of certain Valera shares.  As a result of the acquisition of Valera by Indevus (see Note 9) this obligation presently relates to the sale of Indevus shares by the Company.  Upon such sale, Bedford Oak Partners and Mr. Feldman are entitled to receive 50% of any amount in excess of $3.47 per share which is received by the Company upon the sale of 423,492 shares of Indevus common stock, and 50% of the total proceeds from the sale of an additional 56,965 shares of Indevus stock (see Note 9).

b)           Concurrently with its spin-off from GPS, the Company and GPS entered into a management agreement under which certain of the Company’s executive officers who were also executive officers of GPS were paid by GPS subject to reimbursement by the Company. Additionally, GPS provided support with respect to corporate federal and state income taxes, corporate legal services, corporate secretarial administrative support, and executive management consulting.  The term of the agreement extends through November 24, 2007.

The fee paid by the Company under this agreement was $135,000 and $218,000 for the quarters ended June 30, 2007 and 2006, respectively, and $335,000 and $434,000 for the six months ended June 30, 2007 and 2006, respectively, representing approximately 80% of the cost of the compensation and benefits required to be provided by GPS to Jerome Feldman, who served as the Company’s Chief Executive Officer until May 31, 2007 (see Note 12(a)). The Company is not, and does not anticipate, receiving any further material services during the remaining term of this agreement.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2007 and 2006
(unaudited)

12.           Stockholders equity

Changes in Stockholders’ equity for the six months ended June 30, 2007, are as follows (in thousands):

Balance, January 1, 2007	$21,137
Net income	15,188
Proceeds from sale of common stock	480
Reclassification adjustment principally for gain on exchange of Valera securities recognized in merger included in net income	(4,614)
Net unrealized gain (loss) on available-for-sale-securities	(618)
Expenses paid in common stock	31
Common stock subject to exchange rights	(477)
Purchases of treasury stock	(220)
Equity based compensation expense	75
Decrease in value of interest rate swap, net of tax	(28)

Balance, June 30, 2007	$30,954

The following transactions occurred during the six month period ended June 30, 2007:

a.
On March 1, 2007, the Company’s Board of Directors determined that effective upon Jerome Feldman ceasing to serve as  Chairman of the Board and Chief Executive Officer of the Company, Harvey P. Eisen, who at the time served only as a director of the Company, would serve as Chairman of the Board and Chief Executive Officer of the Company, and that effective upon the commencement of his service as Chairman of the Board and Chief Executive Officer of the Company, Mr. Eisen would receive an annual salary of $100,000. Mr. Feldman's employment agreement expired on May 31, 2007. In addition, the Company’s Board of Directors granted to Mr. Eisen options to purchase an aggregate of 2,500,000 shares of the Company’s common stock, 2,250,000 of which are subject to shareholder approval of an amendment to the Company’s 2003 Plan, at an exercise price equal to $2.45 per share, which was the average of the closing bid and asked prices of the Company’s common stock on March 1, 2007. The options are to vest in three equal annual installments, commencing on March 1, 2008 provided that Mr. Eisen continues to be an employee of the Company.   At March 31, 2007, the Company recognized 250,000 shares as granted and 2,250,000 shares as subject to shareholder approval.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2007 and 2006
(unaudited)

b.
On March 1, 2007, John C. Belknap was elected as a director of Five Star.  Mr. Belknap was also elected to serve as President and Chief Executive Officer of Five Star. Mr. Belknap has served as a director of the Company since October 20, 2006 and has been an employee of the Company since December 1, 2006.

Mr. Belknap was granted 1,000,000 restricted shares of Five Star Common Stock (see Note 4). In addition, Mr. Belknap was granted options to purchase an aggregate of 400,000 shares of the Company’s common stock, 181,240 of which are subject to shareholder approval of an amendment to the Company’s 2003 Incentive Stock Plan, at an exercise price equal to $2.45 per share, which was the average of the closing bid and asked prices of the Company’s common stock on March 1, 2007.  Contingent upon Mr. Belknap’s continued employment with the Company, the options will vest in three equal annual installments, commencing on December 1, 2007.  At March 31, 2007, the Company recognized options to buy 218,760 shares as granted and recognized a charge of $ 20,000 and $26,000 during the quarter and six months ended June 30, 2007, respectively.  Options to buy 181,240 shares subject to shareholder approval will be valued on the day such approval is obtained.

c.
Mr. S. Leslie Flegel was named a Director of the Company on March 2, 2007 and on March 1, 2007 was appointed as Chairman and elected as a director of Five Star.  Effective March 2, 2007, Mr. Flegel entered into a three-year agreement with Five Star ending on March 1, 2010 (the "FS Agreement") which provides for an annual fee of $100,000 and reimbursement (i) for all travel expenses incurred in connection with his performance of services for Five Star and (ii) beginning in November 2007, for up to $125,000 per year of the cost of maintaining an office. In addition, pursuant to the FS Agreement, Mr. Flegel was issued 2,000,000 shares of Five Star common stock, all of which are fully vested and not subject to forfeiture.  The 2,000,000 shares were valued at $720,000 based on the closing price of Five Star’s common stock on March 2, 2007. Such amount is to be charged to compensation expense over the term of the FS Agreement. In addition, the Company recognized a gain of $1,000 on the reduction in ownership interest of Five Star at the time of issuance.  The issuance of the Five Star shares reduced the Company’s ownership of Five Star from 66% to 58%.

On March 2, 2007, the Company and Mr. Flegel entered into an agreement pursuant to which the Company sold Mr. Flegel 200,000 shares of the Company’s common stock at a price of $2.40 per share or $480,000. Mr. Flegel has the right to exchange any or all of the 200,000 shares of the Company’s common stock into shares of Five Star common stock held by the Company at the fixed rate of six shares of Five Star common stock for each share of the Company’s common stock. The value of the option to convert the Company’s stock held by Mr. Flegel into shares of Five Star has been valued using a Black-Scholes formula and recognized as compensation expense by Five Star over the three year term of the FS Agreement. In addition, as the exchange rights if exercised would require the Company to effectively surrender net assets to redeem common stock, the Company accounted for the issuance of the 200,000 shares as temporary equity at an amount equivalent to the carrying value of Five Star’s equity that could be acquired by the holder of such shares.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2007 and 2006
(unaudited)

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

13.           Acquisition of Right-Way Dealer Warehouse

On April 5, 2007, Five Star acquired substantially all the assets (except "Excluded Assets" as defined) and assumed the Assumed Liabilities (as defined) of Right-Way Dealer Warehouse, Inc. ("Right-Way") pursuant to the terms of a definitive asset purchase agreement, dated as of March 13, 2007 (the "Agreement"), with Right-Way for approximately $3,200,000 in cash and the assumption of liabilities in the approximate amount of $50,000. Transaction costs of approximately $200,000 were incurred by Five Star. The assets consisted primarily of approximately $1,186,000 of accounts receivable at fair value and approximately $2,213,000 of inventory at fair value. The acquisition included all of Right-Way's Brooklyn Cash & Carry business and operations.  Five Star acquired the assets of Right-Way in order to increase its presence and market share in its current geographic area.

Upon closing of the transaction, Five Star leased a warehouse at which the Brooklyn Cash & Carry business is conducted from an affiliate of the principal of Right-Way, with an option to purchase the warehouse, and a wholly-owned subsidiary of Five Star also entered into an employment agreement with Ronald Kampner, the principal of Right-Way to serve as Senior Vice President of Sales for Five Star.  The employment agreement provides for a three-year term (subject to earlier termination), the payment of a base salary of $200,000 per annum, and cash incentive compensation as described in the employment agreement. In addition, Mr. Kampner was granted an option covering 200,000 shares of Five Star Products, Inc. common stock (see Note 4).

The results of operations of Right-Way are included in the consolidated financial statements from the date of acquisition.  The following unaudited pro forma consolidated amounts give effect to the acquisition of the Right-Way as if it had occurred on January 1, 2006. Right-Way had filed for reorganization under Chapter XI of the Bankruptcy Act prior to the acquisition by Five Star.

The pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of the operating results that would have been achieved had the acquisitions been consummated as of the above date, nor are they necessarily indicative of future operating results.

(in thousands, except per share data)

	Six months ended June 30,		Three months ended
	2007	2006	June 30, 2006
Sales	$74,399	$84,550	$42,847
Net income (loss)	14,458	(456)	99
Earnings (loss) per share, basic and diluted	$.81	$(.03)	$.01

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Reports on Form 10-K filed with the Securities and Exchange Commission (the “SEC”); an unexpected decline in revenue and/or net income derived by the Company’s wholly-owned subsidiary, MXL Industries, Inc. (“MXL”), or by our majority-owned subsidiary, Five Star Products, Inc. (“Five Star”), due to the loss of business from significant customers or otherwise. In addition, MXL is dependant on the availability and pricing of plastic resin, principally polycarbonate, and Five Star is subject to the intense competition in the do-it-yourself industry.

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

The Company operates in two segments: MXL and Five Star.  The Company also owns certain other non-core assets, including an investment in a publicly held company, Millennium Cell; an approximately 3% interest in a publicly held company, Indevus Pharmaceuticals, Inc. (see Note 9 to the Condensed Consolidated Financial Statements); and certain real estate in Pawling, NY and Killingly, CT.  The Company monitors Millennium Cell for progress in the commercialization of Millennium Cell’s emerging technology and monitors Indevus for progress in achieving certain milestones and their marketing efforts.  In the quarter ended June 30, 2007 the Company sold 291,964 shares of Indevus stock and has continued to sell shares (445,000) in the subsequent period.

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

Five Star operates in the Home Improvement market, which has grown in recent years and for which the National Retail Hardware Association predicts average annual industry growth of approximately 5.7% for the next several years.  Nonetheless, Five Star faces intense competition from large national distributors, smaller regional distributors, and manufacturers that bypass the distributor and sell directly to the retail outlet.  The principal means of competition for Five Star are its strategically placed distribution centers and its extensive inventory of quality, name-brand products.  In addition, Five Star’s customers face stiff competition from Home Depot and Lowe’s, which purchase directly from manufacturers. Management of Five Star believes that the independent retailers that are Five Star’s customers remain a viable alternative to Home Depot and Lowe’s, due to the shopping preferences of and the retailer’s geographic convenience for some consumers.

On April 5, 2007, Five Star acquired substantially all the assets (except "Excluded Assets" as defined) and assumed the Assumed Liabilities (as defined) of Right-Way Dealer Warehouse, Inc. ("Right-Way") pursuant to the terms of a definitive asset purchase agreement, dated as of March 13, 2007 (the "Agreement"), with Right-Way for approximately $3,200,000 in cash and the assumption of liabilities in the approximate amount of $50,000. The assets consisted primarily of approximately $1,186,000 of accounts receivable at fair value and approximately $2,213,000 of inventory at fair value. The acquisition included all of Right-Way's Brooklyn Cash & Carry business and operations which sells paint sundry and hardware supplies to local retail stores.

Upon closing of the transaction, Five Star leased a warehouse at which the Brooklyn Cash & Carry business is conducted from an affiliate of the principal of Right-Way, with an option to purchase the warehouse, and a wholly-owned subsidiary of Five Star also entered into an employment agreement with Ronald Kampner, the principal of Right-Way to serve as Senior Vice President of Sales for Five Star Group.  The employment agreement provides for a three-year term (subject to earlier termination), the payment of a base salary of $200,000 per annum, and cash incentive compensation as described in the employment agreement. In addition, Mr. Kampner was granted an option for 200,000 shares of Five Star Products, Inc. common stock under the 2007 Five Star Plan, which is subject to the approval of stockholders of Five Star. The options will vest if Five Star meets certain EBITDA targets over the next three years provided that Mr. Kampner continues to be employed by Five Star Group.

To further expand, Five Star is considering strategies intended to grow its revenue base in the Northeast and Mid-Atlantic States through internal initiatives and to acquire complementary distributors outside its current geographic area.  There is no assurance that these growth plans can be executed and, if executed, will be successful from an operational or financial standpoint.  These plans could require capital beyond the funds presently available to Five Star.

Operating Highlights

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

For the three months ended June 30, 2007, the Company had income before income tax expense and minority interest of $16,211,000 compared to income before income tax expense and minority interest of $52,000 for the three months ended June 30, 2006.  The increase in pre-tax income is primarily the result of the following: (i) a net gain of $17,031,000 recognized on the merger of Valera and Indevus (see Note 9 to the Condensed Consolidated Financial Statements); (ii) increased  segment operating income of $614,000, which is comprised of a $665,000 increase in operating income for Five Star and a $51,000 decrease in operating income for MXL; (iii) increased selling, general and administrative expenses at the corporate level of  $555,000; and (iv) a realized loss of $316,000 on the sale of 291,964 Indevus shares in June 2007.

Sales

	Three months ended June 30,
	2007	2006
Five Star	$35,927,000	$28,938,000
MXL	2,207,000	2,223,000
	$38,134,000	$31,161,000

The increase in Five Star sales of $6,989,000 was partially the result of $1,440,000 of sales attributed to the Right-Way Brooklyn Cash and Carry facility, as well as an overall increase in business within the Connecticut and New Jersey- New York regions due to the increase in business from Right-Way’s customer base, as well as an overall increase in business from the traditional customer base.

Gross margin

	Three months ended
	June 30,
	2007	%	2006	%
Five Star	$6,255,000	17.4	$4,915,000	17.0
MXL	535,000	24.2	619,000	27.8
	$6,790,000	17.8	$5,534,000	17.8

Five Star’s gross margin of $6,255,000, or 17.4% of net sales, for the quarter ended June 30, 2007 increased by $1,340,000, when compared to $4,915,000, or 17% of net sales, for the quarter ended June 30, 2006. The increase in gross margin dollars for the quarter ended June 30, 2007 was a result of increased sales and the increased gross margin percentage.  The gross margin percentage increased due to increased vendor rebates earned in the period, partially offset by reduced margins earned on the sale of Cabot exterior stain products.

MXL’s gross margin of $535,000, or 24.2% of sales, for the quarter ended June 30, 2005 decreased by $84,000 when compared to gross profit of $619,000, or 27.8% of sales, for the quarter ended June 30, 2005, mainly due to the following: (i) reduced margin dollars and reduced gross margin percentage due to the completion of the closing of the Illinois facility during the quarter ended June 30, 2007; (ii) reduced gross margin percentage due to change in product mix; and (iii) increased costs for labor and the related benefits.

Selling, general, and administrative expenses

For the three months ended June 30, 2007, selling, general and administrative expenses increased by $1,197,000 from $5,073,000 for the three months ended June 30, 2006 to $6,269,000 partially due to the following: (i) increased general and administrative expenses of $555,000 at the corporate level primarily due to increased professional fees and personnel expenses; and (ii) increased selling, general and administrative expenses at Five Star of  $707,000 primarily attributable to the following: (a) increased delivery expense and sales commissions due to increased sales, (b) increased general and administrative expenses primarily related to the acquisition of Right-Way, (c) increased professional fees, and (d) partially offset by increased vendor marketing allowances recognized in the periods. The Company expects that selling, general and administrative expenses at the corporate level will remain relatively constant through out the rest of 2007 based upon the current operations of the Company.

Gain on exchange of Valera for Indevus shares

For the quarter ended June 30, 2007 the Company recognized a gain of $17,031,000 recognized as a result of the merger of Valera Pharmaceuticals, Inc., in which the Company had an approximately 14% interest and Indevus Pharmaceuticals, Inc., in which the Company has an approximately 3% interest. The gain includes the receipt of the first of three contingent tranches of consideration, valued at $2,070,000 received in May 2007. The Merger Agreement between Valera and Indevus was treated as a tax free merger under Internal Revenue Code Section 368.

Investment and other income (loss), net

The Company recognized investment and other income (loss) of ($835,000) for the three months ended June 30, 2007, compared to $55,000 for the three months ended June 30, 2006.   Investment and other income, net includes interest income, investment income, and recognition of a gain or loss for the change in the fair value of the Five Star’s interest rate collar.  The loss is primarily attributable to a charge of $587,000 representing the unrealized profit which would be paid to related parties upon sale of Indevus available for sale shares in 2007, compared to a gain of $12,000 in 2006, as well as the change in the fair value of Five Star’s interest rate collar and the loss of $236,000 on the sale of approximately 11% (291,964 shares) of the Company’s Indevus common stock in June 2007.

Income taxes

For the three months ended June 30, 2007 and 2006, the Company recorded an income tax expense of $355,000 and of $125,000, respectively, which represents the Company’s applicable federal, state and local tax expense for the periods.  The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to recording income tax expense on the income of Five Star, a 58% owned subsidiary, which is not included in the Company’s consolidated return. The gain on exchange of Valera stock resulted from a tax free reorganization and accordingly was not subject to current income tax.  In addition, the deferred income tax liability attributable to the excess statement basis over tax basis in Indevus stock received in the exchange was offset by a reduction of the deferred tax asset valuation allowance.  Accordingly, no provision for income tax is included in the accompanying Statement of Operations related to the gain on the exchange.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

For the six months ended June 30, 2007 the Company had income before income tax expense and minority interest of $16,339,000 compared to a loss before income tax expense and minority interest of $73,000 for the six months ended June 30, 2006.  The increase in pre-tax income is primarily a result of the following: (i) a net gain of $17,031,000 recognized on the merger of  Valera and Indevus (see Note 9 to the Condensed Consolidated Financial Statements); (ii) increased  segment operating income of $652,000 which is comprised of a $926,000 increase in operating income for Five Star and a $274,000 decrease in operating income (loss) for MXL; and (iii) increased selling , general and administrative expenses at the corporate level of  $694,000 and a realized loss of $316,000 on the sale of 291,964 Indevus shares in June 2007.

Sales

	Six months ended June 30,
	2007	2006
Five Star	$65,788,000	$57,890,000
MXL	4,277,000	4,476,000
	$70,065,000	$62,366,000

The increase in Five Star sales of $7,898,000 was partially a result of $1,440,000 of sales attributed to the Right-Way Brooklyn Cash and Carry facility, as well as an overall increase in business within the Connecticut and New Jersey- New York regions due to the increase in business from Right-Way’s customer base as well as an overall increase in business from Five Star’s traditional customer base.

The decrease in MXL sales of $199,000 was primarily a result of the commencement of the closing of MXL’s tooling facility in Illinois at the beginning of 2007.  MXL decided to close the facility due to losses incurred at the facility and the decision to outsource its tooling operation. The facility closed in April 2007.

Gross margin

	Six months ended
	June 30,
	2007	%	2006	%
Five Star	$10,983,000	16.7	$9,520,000	16.4
MXL	897,000	21.0	1,227,000	27.4
	$11,880,000	17.0	$10,747,000	17.2

Five Star’s gross margin of $10,983,000, or 16.7% of net sales, for the six months ended June 30, 2007 increased by $1,463,000 when compared to $9,520,000, or 16.4% of net sales, for the six months ended June 30, 2006. The increased gross margin amount for the six months ended June 30, 2007 was primarily the result of increased sales and the increased gross margin percentage.  The gross margin percentage increased due to increased vendor rebates earned in the period, partially offset by reduced margins earned on the sale of Cabot exterior stain products.

MXL’s gross margin of $897,000 or 21% of sales, for the six months ended June 30, 2007 decreased by $330,000 when compared to gross margin of $1,227,000, or 27.4% of sales, for the six months ended June 30, 2006, mainly due to the following:  (i) reduced margin dollars of approximately, $170,000 and reduced gross margin percentage due to the completion of the closing of the  Illinois facility during the quarter ended June 30, 2007; (ii) reduced gross margin percentage due to change in product; and (iii) increased costs for labor and the related benefits.

Selling, general, and administrative expenses

For the six months ended June 30, 2007, selling, general and administrative expenses increased by $1,176,000 from $9,795,000 for the six months ended June 30, 2006 to $10,971,000 due to the following: (i) increased selling, general and administrative expenses at Five Star of $634,000 due to (a) increased delivery expense and sales commissions as a result of increased sales, (b) increased general and administrative expenses primarily related to the acquisition of Right-Way and (c) increased professional fees, (d) partially offset by increased vendor marketing allowances recognized in the periods, and (ii) increased general and administrative expenses at the corporate level of $694,000 primarily due to increased professional fees and personnel related costs.  The Company expects that selling, general and administrative expenses at the corporate level will remain relatively constant through out the rest 0f 2007 based upon the current operations of the Company.

Gain on exchange of Valera for Indevus shares

For the six months ended June 30, 2007 the Company recognized a gain of $17,031,000 recognized as a result of the merger of Valera Pharmaceuticals, Inc., in which the Company had an approximately 14% interest and Indevus Pharmaceuticals, Inc., in which the Company has an approximately 3% interest. The gain includes the receipt of the first of three contingent tranches of consideration, valued at $2,070,000 received in May 2007. The Merger Agreement between Valera and Indevus was treated as a tax free merger under Internal Revenue Code Section 368.

Investment and other income (loss), net

The Company recognized investment and other income (loss) of ($769,000) for the six months ended June 30, 2007 as compared to a loss of ($182,000) the six months ended June 30, 2065. The change in 2007 is attributable to a $259,000 expense representing the unrealized profit which would be paid to related parties upon sale of Valera (Indevus) available for sale shares during the six months ended June 30, 2006, as compared to a $603,000 expense in the six months ended June 30, 2007 and a realized loss of $236,000 on the sale of 291,964 Indevus shares in June 2007.

Income taxes

For the six months ended June 30, 2007 and 2006, the Company recorded an income tax expense of $715,000, and $346,000, respectively, which represents the Company’s applicable federal, state and local tax expense for the periods.  The provision for income taxes differs from the tax computed at the federal statutory income tax rate primarily due to recording income tax expense on the income of Five Star, a 58% owned subsidiary, which is not included in the Company’s consolidated return. The gain on exchange of Valera stock resulted from tax free reorganization and accordingly was not subject to current income tax.  In addition, the deferred income tax liability attributable to the excess statement basis over tax basis in Indevus stock received in the exchange was offset by a reduction of the deferred tax asset valuation allowance.  Accordingly, no provision for income tax is included in the accompanying Statement of Operations related to the gain on the exchange.

Financial condition

The increase in inventory, accounts receivables and accounts payable are the result of increases at Five Star as a result of the Right-Way cash and carry business, increased sales volume and seasonal fluctuations.

Liquidity and capital resources

At June 30, 2007, the Company had cash and cash equivalents of $4,062,000.  The Company believes that cash anticipated to be generated from operations and borrowing availability under existing credit agreements will be sufficient to fund the Company’s working capital requirements for at least the next twelve months.

At June 30, 2007, the Company had $3,984,000 of cash at the corporate level.  In addition, in the subsequent period, the Company received approximately $2,650,000 of cash related to the sales of Indevus stock, net of expenses and an additional approximately $2,850,000, net in the subsequent period. In addition, Five Star is restricted from either upstreaming cash to or receiving cash from the Company under the terms of their Loan and Security Agreement. As of June 30, 2007, Five Star is permitted to pay dividends under the Loan Agreement in an orderly and regular manner and to the extent permitted by Delaware law.

For the six months ended June 30, 2007, the Company’s working capital increased by $16,423,000 to $28,361,000 from $12,182,000 as of December 31, 2006.  The working capital increase was primarily a result of the reclassification of the Company’s Investment in Indevus, which is $15,799,000 to Current assets, as well as increased accounts receivable and inventory, partially offset by increased short term borrowings and accounts payables.

The decrease in cash and cash equivalents of $423,000 for the six months ended June 30, 2007 resulted from the following: (i) net cash used in operations of $3,596,000, due primarily to an increase in inventory of  $5,195,000, an increase in accounts receivable of $10,227,000, partially offset by an increase in accounts payable and accrued expenses of $6,981,000; (ii) net cash used in  investing activities of $4,029,000 consisting of $3,399,000 related to the purchase of substantially all the assets of Right-Way, as well as  additions to property, plant and equipment of $849,000 partially offset by repayment of a receivable from GP Strategies of $325,000, and (iii) net cash provided by financing activities of $7,202,000, consisting of proceeds of short term borrowings of $6,598,000, proceeds from long-term debt of $344,000, partially offset by purchases of treasury stock of $220,000.

In 2003, Five Star obtained a Loan and Security Agreement (the “Loan Agreement”) with Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Lender”).  The Loan Agreement has a five-year term, with a maturity date of June 30, 2008.  The Loan Agreement, as amended in August 1, 2005 provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein.  The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (6.87% at June 30, 2007) for borrowings not to exceed $15,000,000 and the prime rate (8.25% at June 30, 2007) for borrowings in excess of the above-mentioned LIBOR-based borrowings.  The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks.  At June 30, 2007 and December 31, 2006, approximately $24,262,000 and $17,664,000 was outstanding under the Loan Agreement and approximately $6,054,000 and $2,929,000 was available to be borrowed, respectively.  Substantially all of Five Star’s assets are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios.

As of June 30, 2007 Five Star was in compliance with all required covenants. The following table sets forth the significant debt covenants at June 30, 2007:

Covenant	Required	Calculated
Minimum tangible net worth	$6,000,000	$9,184,000
Debt to tangible net worth	< 6	2.64
Fixed charge coverage	>1.1	1.90
Quarterly income	No loss in consecutive quarters	$423,000 –first quarter income $556,000- second quarter income

On March 1, 2005, MXL obtained a Line of Credit Loan (the “MXL Line”) from M&T Bank with a one year term, maturing on March 1, 2006, which has been extended to June 30, 2008 on the same terms.  The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL’s eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property.  The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%.  The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly.  The Company has guaranteed the MXL Line.   At June 30, 2007, $750,000 was outstanding under the MXL Line and $150,000 was available to be borrowed.  The MXL Line contains certain financial covenants, most significant being a cash flow coverage ratio of 1.25 to 1.00, which is calculated at December 31 of each year. As of December 31, 2006, MXL was in compliance with its covenants.

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

Valuation of accounts receivable

Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks.  Measurement of such losses requires consideration of National Patent Development’s historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions.  The allowance for doubtful accounts as a percentage of total gross trade receivables was
2.2% and 4.5% at June 30, 2007 and December 31, 2006, respectively.

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

As of June 30, 2007, the Company holds undeveloped land in Pawling, New York with a carrying amount of approximately $2.5 million and in East Killingly, Connecticut with a carrying amount of approximately $0.4 million, which management believes is less than its fair value, less cost of sale.

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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 in the first quarter of 2007 did not have any effect on the consolidated financial statements. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The statute of limitations for assessment of federal, state & local income taxes by the taxing authorities is open for years 2004 to 2006.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

We have no material changes to the disclosure on this matter made in our report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4.      Controls and Procedures

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.  Based upon such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Issuances of Equity Securities

On April 19, 2007, the Company issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), to each of Lawrence G. Schafran and Talton R. Embry, each of whom is a director of the Company, 678 shares of Company common stock in payment of their quarterly directors fees.  The aggregate value of the 1,356 shares of common stock issued to Messrs. Schafran and Embry was approximately $3,800 on the date of issuance.  These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated there under.

This issuance qualified for exemption from registration under the Securities Act because (i) each of Messrs. Schafran and Embry is an accredited investor, (ii) the Company did not engage in any general solicitation or advertising in connection with the issuance, and (iii) Messrs. Schafran and Embry received restricted securities.

Item 6.                          Exhibits

Exhibit No.		Description

10.1
Agreement of Lease, dated as of April 5, 2007, between Kampner Realty, LLC, as Landlord, and Five Star Products, Inc., as Tenant, for premises located at 1202 Metropolitan Avenue, Brooklyn, NY (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2007)

10.2
Employment Agreement, dated as of April 5, 2007, between Five Star Group, Inc. and Ronald Kampner (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2007)

10.3
Amendment to Agreement of Lease between Kampner Realty, LLC, as Landlord, and Five Star Products, Inc., as Tenant, for premises located at 1202 Metropolitan Avenue, Brooklyn, New York, agreed upon and entered into on June 11, 2007 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 14, 2007)

31.1	*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the principal executive officer of the Company and the principal financial officer of the Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PATENT DEVELOPMENT CORPORATION

 DATE: August 14, 2007
/s/ HARVEY P. EISEN

Name:	Harvey P. Eisen

Title:	Chairman of the Board and Chief Executive Officer

DATE: August 14, 2007	/s/ IRA J. SOBOTKO
	Name:	Ira J. Sobotko
	Title:	Vice President, Finance