Form 10-Q/A
period 2007-06-30
NATIONAL PATENT DEVELOPMENT CORP
filed 2007-11-13
CIK 1279715

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

 EXPLANATORY NOTE

This amendment on Form 10-Q/A (this “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (the “2007 Second Quarter”), originally filed by National Patent Development Corporation (the “Company”) with the Securities and Exchange Commission (the “SEC”) on August 14, 2007 (the “Form 10-Q”), is being filed with the SEC for the purpose of correcting an error in the interim financial statements and other financial information for the three and six months ended June 30, 2007 contained in the Form 10-Q, which resulted from the improper recording of deferred state income taxes recorded with respect to the exchange of shares of Valera Pharmaceuticals, Inc. held by the Company for shares of Indevus Pharmaceuticals, Inc.

Financial data for the six months ended June 30, 2007 has been restated by decreasing net income and net income per share as follows:

Unaudited	Six Months Ended June 30, 2007 (Previously Reported)	Adjustment	Six Months Ended June 30, 2006 (As Restated)
(in thousands, except per share data)

Net income	15,188	(345)	14,843

Net income per share
Basic	0.85	(0.02)	0.83
Diluted	0.85	(0.02)	0.83

Financial data for the 2007 Second Quarter has been restated by decreasing net income and net income per share as follows:

Unaudited	Three Months Ended June 30, 2007 (Previously Reported)	Adjustment	Three Months Ended June 30, 2006 (As Restated)
(in thousands, except per share data)

Net income	15,615	(345)	15,270

Net income per share
Basic	0.87	(0.02)	0.85
Diluted	0.87	(0.02)	0.85

This amendment also revises Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the impact of the changes in the interim financial statements thereon, and Part I, Item 4. “Controls and Procedures” to identify material deficiencies in the Company’s disclosure controls and procedures as of June 30, 2007 and the manner in which the Company is addressing such deficiencies.

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

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

		Page No.

Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations-
	Three months and six months ended
	June 30, 2007 and 2006 (unaudited)	1

	Condensed Consolidated Statements of Comprehensive Loss-
	Three months and six months ended
	June 30, 2007 and 2006 (unaudited)	2

	Condensed Consolidated Balance Sheets -
	June 30, 2007 (unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Cash Flows -
	Six months ended June 30, 2007 and 2006 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	35

Item 4.	Controls and Procedures	35

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	37

Signatures		38

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales	$38,134	$31,161	$70,065	$62,366
Cost of sales	31,344	25,627	58,185	51,619
Gross margin	6,790	5,534	11,880	10,747

Selling, general and administrative expenses	(6,269)	(5,073)	(10,971)	(9,795)

Operating profit	521	461	909	952

Interest expense	(506)	(464)	(832)	(843)
Gain on exchange of Valera for Indevus shares	17,031		17,031
Investment and other income (loss)	(835)	55	(769)	(182)

Income (loss) before income tax expense and minority interest	16,211	52	16,339	(73)

Income tax expense	(700)	(125)	(1,060)	(346)

Income (loss) before minority interest	15,511	(73)	15,279	(419)

Minority interest	(241)	(45)	(436)	(136)

Net income (loss)	$15,270	$(118)	$14,843	$(555)

Net income (loss) per share
Basic	$0.85	$(0.01)	$0.83	$(0.03)
Diluted	$0.85	$(0.01)	$0.83	$(0.03)

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income (loss)	$15,270	$(118)	$14,843	$(555)

Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on available-for-sale-securities (a)	(796)	286	(618)	4,582
Reclassification adjustment principally for gain on exchange of Valera securities recognized in merger included in net income	(4,614)	-	(4,614)	-
Net unrealized gain (loss) on interest rate swap, net of minority interest	2	21	(46)	66

Comprehensive income before tax	9,862	189	9,565	4,093

Income tax (expense) benefit related to items of other comprehensive income (loss)	3	(8)	18	(26)

Comprehensive income	$9,865	$181	$9,583	$4,067

(a)  Includes gains of $65 for the three months ended June 30, 2007 and $231for the six months ended June 30, 2007 of Valera to date of merger and loss of $763 for the three and six months ended June 30, 2007 of Indevus from date of merger.

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	June 30,	December 31,
	2007	2006
Assets	(unaudited)
Current assets
Cash and cash equivalents	$4,062	$4,485
Accounts receivable, less allowance
for doubtful accounts of $497 and $566	22,974	11,939
Receivable from GP Strategies Corporation		251
Inventories	27,655	22,535
Prepaid expenses and other current assets	500	724
Investment in marketable securities of Indevus, available for sale	15,799
Deferred tax asset	597	791
Total current assets	71,587	40,725

Property, plant and equipment, net	3,406	2,925
Investment in Valera including available for sale securities of $4,823		5,995
Other marketable securities available for sale	244	343
Deferred tax asset	193
Other assets	3,847	3,286
Total assets	$79,277	$53,234

Liabilities and stockholder’s equity
Current liabilities
Current maturities of long-term debt	$257	$151
Short term borrowings	25,012	18,414
Deferred tax liability	345
Accounts payable and accrued expenses	17,883	9,978
Payable to GP Strategies Corporation	74
Total current liabilities	43,571	28,543

Long-term debt less current maturities	1,570	1,332
Deferred tax liability	279	279
Other liabilities	1	247

Minority interest	2,770	1,696
Common stock subject to exchange rights	477

Stockholder’s equity
Common Stock	180	178
Additional paid-in capital	26,097	25,990
Retained earnings (deficit)	5,666	(9,177)
Accumulated other comprehensive (loss) income	(926)	4,334
Treasury stock	(408)	(188)
Total stockholder’s equity	30,609	21,137
Total liabilities and stockholder’s equity	$79,277	$53,234

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	June 30,
	2007	2006

Cash flows from operations:
Net income (loss)	$14,843	$(555)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation and amortization	368	388
Minority interest	436	136
Expenses paid in common stock	31	44
Deferred income taxes	345	(7)
Stock based compensation	248
Gain on issuance of stock by subsidiary	(1)
Gain on exchange of Valera for Indevus shares	(17,031)
Loss on sales of Indevus shares	236
Changes in other operating items, net of effect of acquisition of Right-Way	(3,071)	(3,152)
Net cash used in operations	(3,596)	(3,146)

Cash flows from investing activities:
Additions to property, plant and equipment, net	(849)	(297)
Acquisition of additional interest in Five Star	(106)
Acquisition of Right-Way by Five Star	(3,399)
Repayment of receivable from GP Strategies	325	417
Net cash (used in) provided by investing activities	(4,029)	120

Cash flows from financing activities:
Proceeds from sale of common stock	480
Purchase of treasury stock	(220)
Proceeds from short-term borrowings	6,598	2,773
Proceeds from (repayment of) long-term debt, net	344	(179)
Net cash provided by financing activities	7,202	2,594

Net decrease in cash and cash equivalents	(423)	(432)
Cash and cash equivalents at beginning of period	4,485	5,115
Cash and cash equivalents at end of period	$4,062	$4,683

Cash paid for:
Interest	$897	$937
Taxes	$18	$80
Non cash investing activities:
Acquisition of stock of Indevus in exchange for stock of Valera in a merger transaction	$14,960

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

The Company’s 58% owned subsidiary, Five Star Products, Inc. (“Five Star”), is engaged in the wholesale distribution of home decorating, hardware and finishing products.  It serves over 3,500 independent retail dealers in the Northeast and Mid-Atlantic states.  Products distributed include paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products.  In January 2007, the Company purchased 305,137 shares of Five Star common stock, which represented 2% of the then outstanding Five Star common stock, for $106,000.

On April 5, 2007, Five Star acquired substantially all the assets of Right-Way Dealer Warehouse, Inc. (“Right-Way”) including all of Right-Way’s Brooklyn Cash & Carry business and operations, which sells paint sundries and hardware supplies to local retail stores (see Note 13).

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

Derivatives and hedging activities.  The interest rate swap and interest rate collar entered into by Five Star in connection with its Loan and Security Agreement (see Note 7) is being accounted for under SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income.  Changes in the fair value of the interest rate collar are recognized in earnings.  For the three and six months ended June 30, 2007 the Company recognized a gain of $6,000 and $5,000, respectively, and for the three and six months ended June 30, 2006 the Company recognized a loss of $11,000 and $16,000, respectively, as part of other income, for the changes in the fair value of the interest rate collar.

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

On March 1, 2007 the Company’s Board of Directors approved and adopted an amendment, subject to stockholder approval, (the “Amendment”) to the 2003 Plan increasing the aggregate number of shares of Company common stock issuable under the 2003 Plan from 1,750,000 shares to 3,500,000 shares (subject to adjustment as provided in the 2003 Plan), and increasing the per person limitation in the 2003 Plan from 250,000 shares to 2,500,000 shares.  The Company expects to submit the Amendment to the Company’s stockholders for approval at the Company’s 2007 Annual Stockholders Meeting.

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
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2007 and 2006
(unaudited)

A summary of the Company’s stock option activity as of June 30, 2007, and changes during the six months then ended, which includes option activity described above,  is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	-
Granted	632,830	$2.45
Exercised
Forfeited or expired
Outstanding and expected to vest at June 30, 2007	632,830	2.45	3.3	$221,000	*
Exercisable at June 30, 2007	-	-	-	-

*The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Five Star Stock Option Plan

On January 1, 1994, Five Star’s Board of Directors adopted the Five Star Products, Inc. 1994 Stock Option Plan  (the “1994 Five Star Plan”), which became effective when approved by the Five Star shareholders on August 5, 1994.  On January 1, 2002, the Board of Directors amended the 1994 Five Star Plan increasing the total number of shares of common stock to 4,000,000 shares reserved for issuance, subject to adjustment.  Options could be granted to any director, officer or other key employee of Five Star and its subsidiaries, and to consultants and other individuals providing services to Five Star.  Although there are outstanding options which have been granted under 1994 Five Star Plan no further options may be granted under this Plan.

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

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2007 and 2006
(unaudited)

On March 2, 2007, subject to shareholder approval of the 2007 Five Star Plan, Five Star granted options under the 2007 Five Star Plan to purchase 250,000 shares of Five Star’s common stock to two employees and increased the exercise price and modified the EBITDA target of 400,000 options granted to an employee on October 18, 2006. The exercise price of the 650,000 options was equal to $0.38, the average of the closing bid and asked prices of the common stock on March 2, 2007. The options will vest if Five Star meets certain EBITDA targets over the next three years provided that the option holders continue to be employees of Five Star.   Five Star determined the estimated aggregate fair value of these options on the date of grant to be $185,000 based on the Black-Scholes valuation model.  Achievement of performance criteria was determined as probable in March 2007 and therefore compensation expense of $5,900 and $7,900 was recognized during the quarter and six months ended June 30, 2007.

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
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2007 and 2006
(unaudited)

A summary of Five Star’s stock option activity as of June 30, 2007, and changes during the six months then ended, which includes option activity described above,  is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	1,050,000	$0.16
Granted	450,000	.47
Exercised	(50,000)	.15		$17,500	*

Forfeited or Expired	(450,000)	.16
Outstanding at June 30, 2007	1,000,000	.42	3.3	$219,000	*
Vested at June 30, 2007	150,000	.16	.3
Exercisable at June 30, 2007	150,000	.16	.3	$72,500	*

*The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

During the six month period ended June 30, 2007, 400,000 options outstanding as of January 1, 2007 were modified.

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
Three and six months ended June 30, 2007 and 2006
(unaudited)

5.           Per share data

Income (loss) per share for the three months and six months ended June 30, 2007 and 2006 are calculated as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic EPS
Net income (loss)	$15,270	$(118)	$14,843	$(555)
Weighted average shares
outstanding	17,877	17,834	17,812	17,831
Basic earnings (loss) per share	$.85	$(.01)	$.83	$(.03)

Diluted EPS
Net income (loss)	$15,270	$(118)	$14,843	$(555)

Weighted average	17,877	17,834	17,811	17,831
shares outstanding

Dilutive effect of stock options	67	--	24	--
Diluted weighted average shares outstanding	17,944	17,834	17,835	17,831
Diluted earnings (loss) per share	$.85	$(.01)	$.83	$(.03)

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

9.           Investment in Indevus Pharmaceuticals, Inc.

Indevus Pharmaceuticals, Inc., a Delaware Corporation (“Indevus”), is a biopharmaceutical company, engages in the acquisition, development, and commercialization of products to treat urological, gynecological, and men’s health conditions.

Effective April 18, 2007 (the “Effective Time”), all of the outstanding common stock of Valera Pharmaceuticals, Inc. (“Valera”) was acquired by Indevus, pursuant to the terms and conditions of an Agreement and Plan of Merger, dated as of December 11, 2006 (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company, as a stockholder of Valera through MXL, received 1.1337 shares of Indevus common stock for each share of Valera common stock held by the Company immediately prior to the Effective Time. As a result, at the Effective Time, the 2,070,670 shares of Valera common stock held by the Company were converted into an aggregate of 2,347,518 shares of Indevus common stock. The shares are currently restricted pursuant to Rule 145 of the Securities Act of 1933, as amended (“Rule 145”).  Such restricitions will generally lapse one year following the Effective Time.  In April 2007, the Company recognized a pre-tax gain of $14,960,000 on the exchange of shares. The merger was treated as a tax free merger under Internal Revenue Code Section 368.  In addition, for each share of Valera common stock held by the Company immediately prior to the Effective Time, the Company received one contingent stock right for each of three Valera product candidates in development - Supprelin-LA, a ureteral stent and VP003 (Octreotide implant) – that will become convertible into $1.00, $1.00 and $1.50, respectively, worth of Indevus common stock to the extent specific milestones with respect to each product candidate are achieved. Thus, if all contingent milestones are achieved, the Company will receive $2,070,670, $2,070,670 and $3,106,005, respectively, worth of Indevus common stock on the date the milestone is met, at which date additional gain will be recognized. On May 3, 2007 Indevus announced that it had received FDA approval for Supprelin-LA.  Therefore in May 2007, the Company received the first $2,070,670 worth of Indevus common stock consisting of 291,964 shares, and recognized an additional pre-tax gain of $2,070,670.  The restrictions of Rule 145 will generally lapse with respect to the Indevus shares prior to June 30, 2008; accordingly, all the Indevus shares are classified as available for sale securities and measured at fair value with the changes in such value subsequent to the merger recorded in other comprehensive income.  During the quarter and six months ended June 30, 2007, the Company sold 291,964 shares of Indevus on the open market, for net proceeds of $1,822,000 (settled in July 2007) and realized a loss of $236,000 in Investment and other income (loss) in the June 30, 2007.

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

The following tables set forth the sales and operating income (loss) of each of the Company’s operating segments (in thousands):

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

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2007 and 2006
(unaudited)
12.           Stockholders equity

Changes in Stockholders’ equity for the six months ended June 30, 2007, are as follows (in thousands):

Balance, January 1, 2007	$21,137
Net income	14,843
Proceeds from sale of common stock	480
Reclassification adjustment principally for gain on exchange of Valera securities recognized in merger included in net income	(4,614)
Net unrealized gain (loss) on available-for-sale- securities	(618)
Expenses paid in common stock	31
Common stock subject to exchange rights	(477)
Purchases of treasury stock	(220)
Equity based compensation expense	75
Decrease in value of interest rate swap, net of tax	(28)

Balance, June 30, 2007	$30,609

The following transactions occurred during the six month period ended June 30, 2007:

a.
On March 1, 2007, the Company’s Board of Directors determined that effective upon Jerome Feldman ceasing to serve as  Chairman of the Board and Chief Executive Officer of the Company, Harvey P. Eisen, who at the time served only as a director of the Company, would serve as Chairman of the Board and Chief Executive Officer of the Company, and that effective upon the commencement of his service as Chairman of the Board and Chief Executive Officer of the Company, Mr. Eisen would receive an annual salary of $100,000. Mr. Feldman’s employment agreement expired on May 31, 2007. In addition, the Company’s Board of Directors granted to Mr. Eisen options to purchase an aggregate of 2,500,000 shares of the Company’s common stock, 2,250,000 of which are subject to shareholder approval of an amendment to the Company’s 2003 Plan, at an exercise price equal to $2.45 per share, which was the average of the closing bid and asked prices of the Company’s common stock on March 1, 2007. The options are to vest in three equal annual installments, commencing on March 1, 2008 provided that Mr. Eisen continues to be an employee of the Company.   At March 31, 2007, the Company recognized 250,000 shares as granted and 2,250,000 shares as subject to shareholder approval.

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

c.
Mr. S. Leslie Flegel was named a Director of the Company on March 2, 2007 and on March 1, 2007 was appointed as Chairman and elected as a director of Five Star.  Effective March 2, 2007, Mr. Flegel entered into a three-year agreement with Five Star ending on March 1, 2010 (the “FS Agreement”) which provides for an annual fee of $100,000 and reimbursement (i) for all travel expenses incurred in connection with his performance of services for Five Star and (ii) beginning in November 2007, for up to $125,000 per year of the cost of maintaining an office. In addition, pursuant to the FS Agreement, Mr. Flegel was issued 2,000,000 shares of Five Star common stock, all of which are fully vested and not subject to forfeiture.  The 2,000,000 shares were valued at $720,000 based on the closing price of Five Star’s common stock on March 2, 2007. Such amount is to be charged to compensation expense over the term of the FS Agreement. In addition, the Company recognized a gain of $1,000 on the reduction in ownership interest of Five Star at the time of issuance.  The issuance of the Five Star shares reduced the Company’s ownership of Five Star from 66% to 58%.

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

13.           Acquisition of Right-Way Dealer Warehouse

On April 5, 2007, Five Star acquired substantially all the assets (except “Excluded Assets” as defined) and assumed the Assumed Liabilities (as defined) of Right-Way Dealer Warehouse, Inc. (“Right-Way”) pursuant to the terms of a definitive asset purchase agreement, dated as of March 13, 2007 (the “Agreement”), with Right-Way for approximately $3,200,000 in cash and the assumption of liabilities in the approximate amount of $50,000. Transaction costs of approximately $200,000 were incurred by Five Star. The assets consisted primarily of approximately $1,186,000 of accounts receivable at fair value and approximately $2,213,000 of inventory at fair value. The acquisition included all of Right-Way’s Brooklyn Cash & Carry business and operations.  Five Star acquired the assets of Right-Way in order to increase its presence and market share in its current geographic area.

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

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2007 and 2006
(unaudited)
(in thousands, except per share data)

	Six months ended June 30,		Three months ended
	2007	2006	June 30, 2006
Sales	$74,399	$84,550	$42,847
Net income (loss)	14,033	(456)	99
Earnings (loss) per share, basic and diluted	$.79	$(.03)	$.01

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On April 5, 2007, Five Star acquired substantially all the assets (except “Excluded Assets” as defined) and assumed the Assumed Liabilities (as defined) of Right-Way Dealer Warehouse, Inc. (“Right-Way”) pursuant to the terms of a definitive asset purchase agreement, dated as of March 13, 2007 (the “Agreement”), with Right-Way for approximately $3,200,000 in cash and the assumption of liabilities in the approximate amount of $50,000. The assets consisted primarily of approximately $1,186,000 of accounts receivable at fair value and approximately $2,213,000 of inventory at fair value.

The acquisition included all of Right-Way’s Brooklyn Cash & Carry business and operations which sells paint sundry and hardware supplies to local retail stores.

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

Operating Highlights

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

For the three months ended June 30, 2007, the Company had income before income tax expense and minority interest of $16,211,000 compared to income before income tax expense and minority interest of $52,000 for the three months ended June 30, 2006.  The increase in pre-tax income is primarily the result of the following: (i) a net gain of $17,031,000 recognized on the merger of Valera and Indevus (see Note 9 to the Condensed Consolidated Financial Statements); (ii) increased  segment operating income of $614,000, which is comprised of a $665,000 increase in operating income for Five Star and a $51,000 decrease in operating income for MXL; (iii) increased selling  general and administrative expenses at the corporate level of  $555,000; and (iv) a realized loss of $316,000 on the sale of 291,964 Indevus shares in June 2007.

Sales

	Three months ended June 30,
	2007	2006
Five Star	$35,927,000	$28,938,000
MXL	2,207,000	2,223,000
	$38,134,000	$31,161,000

The increase in Five Star sales of $6,989,000 was partially the result of $1,440,000 of sales attributed to the Right-Way Brooklyn Cash and Carry facility, as well as an overall increase in business within the Connecticut and New Jersey- New York regions due to the increase in business from Right-Way’s customer base as well as an overall increase in business from the traditional customer base.

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

Income taxes

For the three months ended June 30, 2007 and 2006, the Company recorded an income tax expense of $700,000 and of $125,000, respectively, which represents the Company’s applicable federal, state and local tax expense for the periods.  The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to recording income tax expense on the income of Five Star, a 58% owned subsidiary, which is not included in the Company’s consolidated return and deferred state income taxes recorded with respect to the exchange of Valera for Indevus stock. The gain on exchange of Valera stock resulted from tax free reorganization and accordingly was not subject to current federal and state income tax.  In addition, the federal deferred income tax liability attributable to the excess statement basis over tax basis in Indevus stock received in the exchange was offset by a reduction of the deferred tax asset valuation allowance.  Accordingly, no provision for federal income tax is included in the accompanying Statement of Operations related to the gain on the exchange.

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

Income taxes

For the six months ended June 30, 2007 and 2006, the Company recorded an income tax expense of $1,060,000, and $346,000, respectively, which represents the Company’s applicable federal, state and local tax expense for the periods.  The provision for income taxes differs from the tax computed at the federal statutory income tax rate primarily due to recording income tax expense on the income of Five Star, a 58% owned subsidiary, which is not included in the Company’s consolidated return and deferred state income taxes recorded with respect to the exchange of Valera for Indevus stock.. The gain on exchange of Valera stock resulted from a tax free reorganization and accordingly was not subject to current federal and state income tax.  In addition, the federal deferred income tax liability attributable to the excess statement basis over tax basis in Indevus stock received in the exchange was offset by a reduction of the deferred tax asset valuation allowance.  Accordingly, no provision for federal income tax is included in the accompanying Statement of Operations related to the gain on the exchange.

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

For the six months ended June 30, 2007, the Company’s working capital increased by $16,078,000 to $28,016,000 from $12,182,000 as of December 31, 2006.  The working capital increase was primarily a result of the reclassification of the Company’s Investment in Indevus, which is $15,799,000 to Current assets, as well as increased accounts receivable and inventory, partially offset by increased short term borrowings and accounts payables.

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

Item 4.                      Controls and Procedures

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report and, based upon such evaluation, concluded that the Company’s disclosure controls and procedures were effective as of the end of that period.

Subsequently, information came to management’s attention regarding the Company’s recordation of certain financial information that caused the Company’s principal executive officer and principal financial officer to reconsider the results of this evaluation and conclude that, as of the end of the fiscal period covered by the original Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective to assure the proper recordation of deferred state income taxes recorded with respect to the exchange of shares of Valera held by the Company for shares of Indevus, and that a material weakness existed as of June 30, 2007. A material weakness is a control deficiency (or combination of control deficiencies) that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company’s principal executive officer and principal financial officer have determined that, for the quarterly period ended June 30, 2007, the Company did not maintain effective disclosure controls and procedures as follows: the Company did not maintain effective disclosure controls and procedures to ensure the proper recordation of deferred state income taxes recorded with respect to the exchange of shares of Valera held by the Company for shares of Indevus. This control deficiency resulted in the misstatement of net income and net income per share for each of the quarterly and six month periods ended June 30, 2007.

The Company has included a schedule of the effect of the correction of this error on its results for the quarterly and six month periods ended June 30, 2007 in the Explanatory Note to this Form 10-Q/A.

Remediation Plan

As of the date of the filing of this Form 10-Q/A, the Company has taken the following steps to remediate the material weakness described above:

•	The Company has engaged outside consultants to assist with the Company’s tax accounting and compliance.

•
The Company has implemented an internal policy pursuant to which the Company’s outside tax preparation and compliance consultants must discuss the Company’s accounting for income taxes and tax compliance with the Company’s principal financial officer on no less than a quarterly basis.

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

NATIONAL PATENT DEVELOPMENT CORPORATION

DATE: November 13, 2007	/s/ HARVEY P. EISEN
	Name:	Harvey P. Eisen
	Title:	Chairman of the Board and Chief Executive Officer

DATE: November 13, 2007	/s/ IRA J. SOBOTKO
	Name:	Ira J. Sobotko
	Title:	Vice President, Finance