Form 10-Q
period 2007-09-30
NATIONAL PATENT DEVELOPMENT CORP
filed 2007-11-14
CIK 1279715

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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

As of November 1, 2007, there were 16,629,429 shares of the registrant’s common stock, $0.01 par value, outstanding.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

		Page No.
	Part I. Financial Information
Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations-
	Three Months and Nine Months Ended
	September 30, 2007 and 2006 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Loss-
	Three Months and Nine Months Ended
	September 30, 2007 and 2006 (Unaudited)	4

	Condensed Consolidated Balance Sheets -
	September 30, 2007 (Unaudited) and December 31, 2006	5

	Condensed Consolidated Statements of Cash Flows -
	Nine Months Ended September 30, 2007
	and 2006 (Unaudited)	6

	Condensed Consolidated Statement of Stockholders Equity	7
	Nine Months Ended September 30, 2007 (Unaudited)

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	37

Item 4.	Controls and Procedures	37
	Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6.	Exhibits	39

Signatures		40

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales	$35,205	$30,125	$105,270	$92,491
Cost of sales	28,691	25,265	86,876	76,884
Gross margin	6,514	4,860	18,394	15,607

Selling, general and administrative expenses	(6,076)	(4,679)	(17,047)	(14,474)

Operating profit	438	181	1,347	1,133

Interest expense	(448)	(391)	(1,280)	(1,234)
Gain on exchange of Valera for Indevus shares			17,031
Investment and other income (loss), net	(963)	180	(1,732)	(2)

Income (loss) before income taxes and minority interest	(973)	(30)	15,366	(103)

Income tax expense	(236)	(54)	(1,296)	(400)

Income (loss) before minority interest	(1,209)	(84)	14,070	(503)

Minority interest	(142)	(11)	(578)	(147)

Net income (loss)	$(1,351)	$(95)	$13,492	$(650)

Net income (loss) per share
Basic	$(0.08)	$(0.01)	$0.76	$(0.04)
Diluted	$(0.08)	$(0.01)	$0.76	$(0.04)

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
 (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss)	$(1,351)	$(95)	$13,492	$(650)

Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on available-for-sale-securities	(19)	(314)	(908)	4,110
Reclassification adjustment principally for gain on exchange of Valera securities recognized in merger included in net income			(4,598)
Reclassification adjustment for realized losses on Indevus included in net income	768		1,023
Reclassification adjustment for impairment of investment in Millenium Cell included in net income (loss)	266		266
Net unrealized loss on interest rate swap, net of minority interest	(75)	(95)	(120)	(29)
Comprehensive income (loss) before tax	(411)	(504)	9,155	3,431

Income tax benefit related to items of other comprehensive income (loss)	30	37	47	11

Comprehensive income (loss)	$(381)	$(467)	$9,202	$3,442

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	September 30,	December 31,
	2007	2006
Assets	(unaudited)
Current assets
Cash and cash equivalents	$17,026	$4,485
Accounts receivable, less allowance
for doubtful accounts of $529 and $566	17,669	11,939
Receivable from GP Strategies Corporation		251
Inventories	25,840	22,535
Prepaid expenses and other current assets	471	724
Deferred tax asset	597	791
Total current assets	61,603	40,725
Property, plant and equipment, net	3,403	2,925
Investment in Valera including available for sale securities of $4,823 at December 31, 2006		5,955
Other marketable securities available for sale	226	343
Deferred tax asset	193
Other assets	3,686	3,286
Total assets	$69,111	$53,234

Liabilities and stockholders’ equity
Current liabilities
Current maturities of long-term debt	$257	$151
Short term borrowings	19,974	18,414
Accounts payable and accrued expenses	16,112	9,978
Payable to GP Strategies Corporation	74
Total current liabilities	36,417	28,543

Long-term debt less current maturities	1,506	1,332
Deferred tax liability	279	279
Other liabilities	1	247
Total liabilities	38,203	30,401
Minority interest	2,960	1,696
Common stock subject to exchange rights	498

Stockholders’ equity
Common Stock	180	178
Additional paid-in capital	26,120	25,990
Retained earnings (deficit)	4,315	(9,177)
Accumulated other comprehensive income	44	4,334
Treasury stock	(3,209)	(188)
Total stockholders’ equity	27,450	21,137
Total liabilities and stockholders’ equity	$69,111	$53,234

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operations:
Net income (loss)	$13,492	$(650)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation and amortization	557	440
Minority interest	578	147
Expenses paid in common stock	45	55
Stock based compensation	426
Impairment of Investment	266
Gain on exchange of Valera for Indevus shares	(17,031)
Services provided by GP Strategies applied to repayment of receivable		666
Deferred income taxes		228
Loss on sale of Indevus shares	1,023
Gain on issuance of stock by subsidiary	(1)
Changes in other operating items net of effect of acquisition of Right-Way	504	1,363
Net cash (used in) provided by operations	(141)	2,249

Cash flows from investing activities:
Additions to property, plant and equipment, net	(1,035)	(269)
Acquisition of Right-Way by Five Star	(3,399)
Acquisition of additional interest in Five Star	(106)
Proceeds from sale of investments	17,598
Repayment of receivable from GP Strategies	325
Net cash provided by (used in) investing activities	13,383	(269)

Cash flows from financing activities:
Proceeds from sale of common stock	480
Purchase of treasury stock	(3,021)
(Repayment of) proceeds from short-term borrowings	1,560	(1,944)
Proceeds from long-term debt	355
Repayment of long-term debt	(75)	(266)
Net cash used in financing activities	(701)	(2,210)

Net increase (decrease) in cash and cash equivalents	12,541	(230)
Cash and cash equivalents at beginning of period	4,485	5,115
Cash and cash equivalents at end of period	$17,026	$4,885

See accompanying notes to the condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2007
(in thousands, except shares and per share data)

	Common Stock $(.01 par value)	Additional paid-in capital	Retained earnings (deficit)	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2006	$178	$25,990	$(9,177)	$(188)	$4,334	$21,137
Proceeds from sale of 200,000 shares of common stock	2	478				480
Reclassification adjustment principally for gain on exchange of Valera securities recognized in merger included in net income					(4,598)	(4,598)
Reclassification adjustment for realized losses on Indevus included in net income					1,023	1,023
Impairment of investment in Millenium Cell Inc.					266	266
Net unrealized gain on available for sale securities					(908)	(908)

Net unrealized gain on interest rate swap, net of tax and minority interest					(73)	(73)

Net income			13,492			13,492
Common stock subject to exchange rights		(498)				(498)
Equity based compensation expense		105				105
Purchase of 1,423,725 shares of treasury Stock				(3,021)		(3,021)
Issuance of 14,298 shares of common stock to MXL Retirement and Savings Plan		35				35

Issuance of 4,123 shares of common stock to directors		10				10
Balance at September 30, 2007	$180	$26,120	$4,315	$(3,209)	$44	$27,450

See accompanying notes to the condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2007 and 2006
(Unaudited)

1.           Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2007 and 2006, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2007 and 2006, the Condensed Consolidated Balance Sheet as of September 30, 2007, the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and the Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2007 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 as presented in our Annual Report on Form 10-K.  In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.  The results for the 2007 interim periods are not necessarily indicative of results to be expected for the entire year.

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

The Company’s 57% owned subsidiary, Five Star Products, Inc. (“Five Star”), is engaged in the wholesale distribution of home decorating, hardware and finishing products.  It serves over 3,500 independent retail dealers in twelve states in the Northeast.  Products distributed include paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products.  In January 2007, the Company purchased 305,137 shares of Five Star common stock, which represented 2% of the then outstanding Five Star common stock, for $106,000.

On April 5, 2007, Five Star acquired substantially all the assets of Right-Way Dealer Warehouse, Inc. ("Right-Way") including all of Right-Way's Brooklyn Cash & Carry business and operations, which sells paint sundries and hardware supplies to local retail stores (see Note 14).

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

Shipping and handling costs.  Shipping and handling costs are included as a part of selling, general and administrative expense.   These costs amounted to $1,380,000, $4,139,000, $1,273,000 and $3,818,000, for the three months and nine months ended September 30, 2007 and 2006, respectively.

(Continued)

       NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2007 and 2006
(Unaudited)

Inventories.  Inventories are valued at the lower of cost or market, using the first-in, first-out method.

Derivatives and hedging activities.  The interest rate swap and interest rate collar entered into by Five Star in connection with its Loan and Security Agreement (see Note 7) is being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income.  Changes in the fair value of the interest rate collar are recognized in earnings.  For the three and nine months ended September 30, 2007, the Company recognized a gain of $1,000 and $5,000, respectively, and for the three and nine months ended September 30, 2006 the Company recognized a gain of $27,000 and $11,000, respectively, as part of other income, for the changes in the fair value of the interest rate collar.

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

3.           Treasury Stock

On December 15, 2006, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions.  Through September 30, 2007, the Company had repurchased 1,423,725 shares of its common stock for $3,209,000.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2007 and 2006
(Unaudited)

4.           Incentive stock plans and stock based compensation.

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

Company Stock Option Plan

On November 3, 2003, GP Strategies Corporation (“GPS”), which at the time was the Company’s parent, adopted an Incentive Stock Plan (the “2003 Plan”) under which 1,750,000 shares of the Company’s common stock are available for grant to employees, directors and outside service providers.  The 2003 Plan permits awards of incentive stock options, nonqualified stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of the Company’s common stock.  The term of any option granted under the 2003 Plan will not exceed ten years from the date of grant and, in the case of incentive stock options granted to a 10% or greater holder in the total voting stock of the Company, three years from the date of grant.  The exercise price of any option will not be less than the fair market value of the Common Stock on the date of grant or, in the case of incentive stock options granted to a 10% or greater holder in the total voting stock, 110% of such fair market value.

On March 1, 2007 the Company’s Board of Directors approved and adopted an amendment, subject to stockholder approval (the “Amendment”), to the 2003 Plan increasing the aggregate number of shares of Company common stock issuable under the 2003 Plan from 1,750,000 shares to 3,500,000 shares (subject to adjustment as provided in the 2003 Plan), and increasing the per person annual limitation in the 2003 Plan from 250,000 shares to 2,500,000 shares.  The Company expects to submit the Amendment to the Company's stockholders for approval at the Company's 2007 Annual Stockholders Meeting.

In March 2007, the Company granted an aggregate of 3,200,000 nonqualified stock options under the 2003 Plan (including the options referred to in Note 13(a) and (b)), of which 632,830 were granted under the terms of the 2003 Plan as presently approved by the Company’s stockholders and the remainder were granted subject to shareholder approval of the amendments referred to below.  The Company determined the estimated aggregate fair value of the 632,830 options which are not subject to shareholder approval on the date of grant to be $673,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 49.27%, dividend yield of 0%, risk free interest of 4.5% and an expected life of 4 years.  Upon shareholder approval (see below), the Company will determine the estimated aggregate fair value of the remaining 2,567,170 options based upon the closing price of the Company’s common stock on that date using the Black-Scholes valuation model.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2007 and 2006
(Unaudited)

On July 30, 2007 the Company granted an aggregate of 150,000 non-qualified stock options under the 2003 Plan. The Company determined the estimated aggregate fair value of the 150,000 options on the date of grant to be $169,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 46.95%, dividend yield of 0%, risk free interest rate of 4.6% and an expected life of 4 years.

On July 30, 2007 the Board of Directors adopted the National Patent Development Corporation 2007 Incentive Stock Plan (the ‘2007 Stock Plan”), subject to shareholder approval.  The Company expects to submit the 2007 NPDC Plan to the Company's stockholders for approval at the Company's 2007 Annual Stockholders Meeting.  As of September 30, 2007 no awards have been granted under the 2007 Stock Plan.

The 2007 Stock Plan provides that the Compensation Committee of the Board of Directors may grant to those individuals who are eligible under the terms of the 2007 Stock Plan incentive stock options, nonqualified stock options, performance shares, stock appreciation rights, restricted stock and other incentives payable in cash or in shares of common stock.  Such grants may be made to employees, officers and directors of the Company or its subsidiaries as well as to consultants, agents, advisors and independent contractors of the Company or its subsidiaries for certain bona fide services rendered.  The number of shares of common stock to be reserved and available for awards under the 2007 Stock Plan (subject to certain adjustments as provided therein) is 7,500,000.

A summary of the Company’s stock option activity as of September 30, 2007, and changes during the nine months then ended, which includes option activity described above,  is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007
Granted	782,830	$2.49
Exercised
Forfeited or expired
Outstanding and expected to vest at September 30, 2007	782,830	2.49	4.4	$0	*
Exercisable at September 30, 2007
_________________
*The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2007 and 2006
(Unaudited)

Five Star Stock Option Plan

On January 1, 1994, Five Star's Board of Directors adopted the Five Star Products, Inc. 1994 Stock Option Plan  (the “1994 Five Star Plan”), which became effective when approved by the Five Star stockholders on August 5, 1994.  On January 1, 2002, the Board of Directors amended the 1994 Five Star Plan increasing the total number of shares of common stock available for issuance under the plan to 4,000,000, subject to adjustment.  Options could be granted under the 1994 Five Star plan to any director, officer or other key employee of Five Star and its subsidiaries, and to consultants and other individuals providing services to Five Star.  Although there remain outstanding options which have been granted under 1994 Five Star Plan, no further options may be granted under this Plan.

On March 1, 2007, the Board of Directors of Five Star adopted the Five Star Products, Inc. 2007 Incentive Stock Plan (the “2007 Five Star Plan”), subject to the approval of the stockholders of Five Star.  Five Star expects to submit the 2007 Five Star Plan to its stockholders for approval at the Five Star 2007 Annual Stockholders Meeting.  Based upon the Company’s intent to vote its shares of Five Star in favor of the 2007 Five Star Plan, which will assure its approval, the financial effect of all options and restricted stock issued under the 2007 Five Star Plan are reflected as if shareholder approval had been obtained prior to the date of grant. Under the 2007 Five Star Plan, Five Star may grant awards of non-qualified stock options, incentive stock options (if the 2007 Five Star Plan is submitted to and approved by stockholders of Five Star prior to February 28, 2008), restricted stock, stock units, performance shares, performance units, and other incentives payable in cash or in shares of Five Star’s common stock to officers, employees or members of the Board of Directors of Five Star and its subsidiaries. Five Star is authorized to grant an aggregate of 2,500,000 shares of Five Star Common Stock under the 2007 Five Star Plan.  Five Star may issue new shares or use shares held in treasury to deliver shares for equity grants or upon exercise of non-qualified stock options.

On March 2, 2007, subject to shareholder approval of the 2007 Five Star Plan, Five Star granted options under the 2007 Five Star Plan to purchase 250,000 shares of Five Star’s common stock to two employees and increased the exercise price and EBITDA target of 400,000 options granted to an employee on October 18, 2006. The exercise price of the 650,000 options was equal to $0.38, the average of the closing bid and asked prices of the common stock on March 2, 2007. The options will vest if Five Star meets certain EBITDA targets over the next three years provided that the option holders continue to be employees of Five Star.   Five Star determined the estimated aggregate fair value of these options on the date of grant to be $185,000 based on the Black-Scholes valuation model.  On July 17, 2007, subject to shareholder approval of the 2007 Five Star Plan, Five Star granted options under the 2007 Five Star Plan to purchase 125,000 shares of Five Star’s common stock to an officer. The exercise price of the 125,000 options was equal to $0.78, the average of the closing bid and asked prices of the common stock on July 17, 2007. The options will vest if Five Star meets certain EBITDA targets over the next three years provided that the option holders continue to be employees of Five Star.   Five Star determined the estimated aggregate fair value of these options on the date of grant to be $62,000 based on the Black-Scholes valuation model.  Achievement of performance criteria was determined as probable at March 2, 2007 and July 17, 2007, and therefore, compensation expense of $27,000 and $56,000 was recognized during the quarter and nine months ended September 30, 2007.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2007 and 2006
(Unaudited)

On April 5, 2007, in connection with an employment agreement entered into with the principal of Right-Way Dealer Warehouse, Inc. (see Note 14), Five Star granted him an option to purchase 200,000 shares of Five Star common stock under the 2007 Five Star Plan, subject to shareholder approval. The options will vest if Five Star meets certain EBITDA targets over the next three years proved that the option holder continues to be employed by Five Star Group. At June 30, 2007, Five Star determined that it was probable it would meet 2007 EBITDA targets and accordingly recorded a charge of $8,000 and $16,000, respectively, for the three and nine months ended September 30, 2007.

A summary of Five Star’s stock option activity as of June 30, 2007, and changes during the nine months then ended, which includes option activity described above,  is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	1,050,000	$0.16
Granted	575,000	0.43
Exercised	(200,000)	0.16
Forfeited or Expired	(450,000)	0.14
Outstanding and expected to vest at September 30, 2007	975,000	0.51	3.6	$176,000	*
Exercisable at September 30, 2007	0	0	0
__________________
*The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

During the nine month period ended September 30, 2007, 400,000 options outstanding as of January 1, 2007 were modified.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2007 and 2006
(Unaudited)

On March 2, 2007, subject to Five Star shareholder approval, Five Star granted 1,000,000 shares of restricted stock to its chief executive officer (see Note 12(b)) valued at $0.38 per share under the 2007 Five Star Plan. This restricted stock will vest if Five Star meets certain EBITDA targets over the next three years provided that he continues to be employed by Five Star or the Company. At March 2, 2007, Five Star determined that achievement of the performance criteria was probable and therefore compensation expense of $31,000 and $73,000 was recognized during the quarter and nine months ended September 30, 2007.

5.           Per share data

Income (loss) per share for the three months and nine months ended September 30, 2007 and 2006 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic EPS
Net income (loss)	$(1,351)	$(95)	$13,492	$(650)
Weighted average shares
outstanding	17,576	17,848	17,711	17,836
Basic earnings (loss) per share	$(.08)	$(.01)	$.76	$(.04)

Diluted EPS
Net income (loss)	$(1,351)	$(95)	$13,492	$(650)

Weighted average	17,576	17,848	17,711	17,836
shares outstanding

Dilutive effect of stock options	--	--	21	--
Diluted weighted average shares outstanding	17,576	17,848	17,732	17,836
Diluted earnings (loss) per share	$(.08)	$(.01)	$.76	$(.04)

Outstanding warrants to acquire 1,423,887 common shares issued in December 2004 were not included in the diluted computation, as their effect would be anti-dilutive.  In addition, the effect on the diluted computation of outstanding options and the convertible note of Five Star (see Note 13(d)) was anti-dilutive and accordingly did not effect such computation.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2007 and 2006
(Unaudited)

6.           Long-term debt

Long-term debt

Long-term debt is comprised of the following (in thousands):

	September 30,	December 31,
	2007	2006
MXL Pennsylvania Mortgage (a)	$1,030	$1,105
MXL term loan (b)	733	377
Capital lease obligations	-	1
	1,763	1,483
Less current maturities	(257)	(151)
	$1,506	$1,332

a)
The loan, which is collateralized by real estate and fixtures, requires monthly repayments of $8,333 plus interest at 2.5% above the one month LIBOR rate and matures on March 8, 2011, when the remaining amount outstanding of approximately $680,000 is due in full.  The loan is guaranteed by GP Strategies Corporation (“GPS”), formerly the parent entity of MXL and the Company, under an agreement entered into concurrently with GPS’s spin-off of these entities.  If GPS defaults under the terms of the guarantee the bank would have the right to accelerate MXL’s payments under the loan.

b)
On November 27, 2006,  MXL entered into a 5 year $785,000 Term Loan for the financing of machinery and equipment at 2.5% above the one month LIBOR rate, or 0.25% above the bank’s prime lending rate, as applicable.  From November 2006 through May 2007, the Bank may disburse funds to MXL, and MXL will pay on a monthly basis, all accrued interest due the Bank.  In May 2007, the balance borrowed converted to a five year Term Loan, with monthly payments of principal and accrued interest through May 2012. The Term Loan is guaranteed by the Company and collateralized by MXL’s Lancaster, PA property.

7.           Short term borrowings

Five Star short-term borrowings

In 2003, Five Star obtained a Loan and Security Agreement (the “Loan Agreement”) with Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Lender”).  The Loan Agreement has a five-year term, with a maturity date of June 30, 2008.  The Loan Agreement, as amended on August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein.  The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (6.88% at September 30, 2007) for borrowings not to exceed $15,000,000 and the prime rate (7.75% at September 30, 2007) for borrowings in excess of the above-mentioned LIBOR-based borrowings.  The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks.  At September 30, 2007 and December 31, 2006, approximately $19,339,000 and $17,664,000 was outstanding under the Loan Agreement and approximately $7,587,000 and $2,929,000 was available to be borrowed, respectively.  Substantially all of Five Star’s assets are pledged as collateral for these borrowings. Under the Loan Agreement, Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios.  As of September 30, 2007, Five Star was in compliance with all required covenants.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2007 and 2006
(Unaudited)

In connection with the Loan Agreement, Five Star also entered into a derivative transaction with the Lender.  The derivative transaction is an interest rate swap and has been designated as a cash flow hedge.  Effective July 1, 2004 through June 30, 2008, Five Star will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000.  In return, the Lender will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount.  The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%.  The fair value of the interest rate swap amounted to $142,000 and $320,000 at September 30, 2007 and December 31, 2006, respectively and is included in other assets in the accompanying balance sheets.

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

MXL short-term borrowings

On March 1, 2005, MXL obtained a Line of Credit Loan (the “MXL Line”) from M&T Bank with a one year term, maturing on March 1, 2006, which has been extended to June 30, 2008 on the same terms.  The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL’s eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. On November 27, 2006 the MXL Line was amended to a $900,000 line of credit.  The interest rates under the MXL Line consist of LIBOR plus a credit spread of 2.5% or the prime rate.  The MXL Line is subject to an unused commitment fee of 0.125% of the average daily unused balance of the line payable quarterly.  The Company has guaranteed the MXL Line up to $785,000. At September 30, 2007 and December 31, 2006, $625,000 and $750,000, respectively, was outstanding under the MXL Line and $275,000 and $150,000, respectively, was available to be borrowed.  The MXL Line contains certain financial covenants which are calculated on an annual basis at December 31.  As of December 31, 2006, MXL was in compliance with all required covenants.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2007 and 2006
(Unaudited)

8.           Inventories

Inventories are comprised of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$429	$393
Work in process	195	149
Finished goods	25,216	21,993
	$25,840	$22,535

9.           Investment in Indevus Pharmaceuticals, Inc.  (“Indevus”)

Indevus Pharmaceuticals, Inc., a biopharmaceutical company, engages in the acquisition, development, and commercialization of products to treat urological, gynecological, and men's health conditions.

Effective April 18, 2007 (the “Effective Time”), all of the outstanding common stock of Valera Pharmaceuticals, Inc. (“Valera”) was acquired by Indevus pursuant to the terms and conditions of an Agreement and Plan of Merger, dated as of December 11, 2006 (the “Merger Agreement”).  Pursuant to the Merger Agreement, the Company, as a stockholder of Valera through MXL, received 1.1337 shares of Indevus common stock for each share of Valera common stock held by the Company immediately prior to the Effective Time. As a result, at the Effective Time, the 2,070,670 shares of Valera common stock held by the Company were converted into an aggregate of 2,347,518 shares of Indevus common stock.  In April 2007, the Company recognized a pre-tax gain of $14,961,000 on the exchange of shares. The merger was treated as a tax free merger under Internal Revenue Code Section 368.  In addition, for each share of Valera common stock held by the Company immediately prior to the Effective Time, the Company received one contingent stock right for each of three Valera product candidates in development - Supprelin-LA, a ureteral stent and VP003 (Octreotide implant) –convertible into $1.00, $1.00 and $1.50, respectively, worth of Indevus common stock to the extent of the achievement of specific milestones with respect to each product candidate are achieved. Thus, if all contingent milestones are achieved, the Company will receive $2,070,670, $2,070,670 and $3,106,005, respectively, worth of Indevus common stock on the date the milestone is met, at which date additional gain will be recognized. On May 3, 2007, Indevus announced that it had received FDA approval for Supprelin-LA.  Therefore, in May 2007, the Company received the first $2,070,670 worth of Indevus common stock, consisting of 291,964 shares, and recognized an additional pre-tax gain of $2,070,670.   During the quarter and nine months ended September 30, 2007, the Company sold 2,347,518 and 2,639,482 shares, respectively of Indevus on the open market, (which comprised all the Company’s shares of Indevus common stock at this time) for total net proceeds of $17,598,000 and recognized losses of   $787,000 and $1,023,000, respectively, which are included in Investment and other income (loss), net.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2007 and 2006
(Unaudited)

Two related parties, Bedford Oak Partners and Mr. Jerome I. Feldman, were entitled to receive 50% of any profit received from the sale on a pro-rata basis, of 458,019 shares of Indevus common stock in excess of $3.47 per share, and 50% of the proceeds from the sale on a pro-rata basis of 56,965 shares of Indevus common stock. The Company paid $922,000 to the related parties towards their profit share, upon sale of the Indevus of which $680,000 is included in Investment and other income (loss), net for the nine months ended September 30, 2007 and $242,000 was charged to a liability accrued for the profit share at December 31, 2006.

The original gain on exchange of Valera stock resulted from a tax free reorganization and accordingly was not subject to current federal income tax.  In addition, the deferred income tax liability attributable to the excess statement basis over tax basis in Indevus stock received in the exchange was offset by a reduction of the deferred tax asset valuation allowance.  The gain recognized for federal tax purposes on the sale of Indevus stock was offset by the Company’s net operating and capital loss carryforwards.  Accordingly, no provision for federal income tax is included in the accompanying Statements of Operations related to the gain on the exchange or the sale of the Indevus stock for the nine months ended September 30, 2007.  During the nine months ended September 30, 2007, the Company recorded a provision for state income tax expense of $345,000 related to the gain on the exchange and the sale of the Indevus stock.

10.           Investment and other income (loss), net

Investment and other income (loss), net is comprised of the following (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006		2007	2006
Loss on sale of Indevus	$(710)	$		$(1,023)	$
Indevus profit sharing	(77)		79	(680)		(179)
Impairment of Investment in Millenium Cell Inc.	(266)			(266)
Interest income	56		29	109		84
Other	34		72	128		93
	$(963)		$180	$(1,732)		$(2)

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2007 and 2006
(Unaudited)

11.           Business segments

The following tables set forth the sales and operating income of each of the Company's operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales
Five Star	$32,939	$27,666	$98,726	$85,556
MXL	2,266	2,459	6,544	6,935
	$35,205	$30,125	$105,270	$92,491

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Segment operating income
Five Star	$1,001	$483	$3,558	$2,114
MXL	111	119	68	324
	$1,112	$602	$3,626	$2,438

A reconciliation of the segment operating income to income (loss) before income tax expense and minority interests in the condensed consolidated statements of operations is shown below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Segment operating income	$1,112	$602	$3,626	$2,438
Corporate and other general and administrative expenses	(674)	(421)	(2,279)	(1,305)
Interest expense	(448)	(391)	(1,280)	(1,234)
Gain on exchange of Valera for Indevus shares			17,031
Investment and other income (loss)	(963)	180	(1,732)	(2)
Income (loss) before income tax
expense and minority interests	$(973)	$(30)	$15,366	$(103)

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2007 and 2006
(Unaudited)

12.           Related party transactions

a)           On November 12, 2004, the Company entered into an agreement to borrow approximately $1,022,000 from Bedford Oak Partners, which is controlled by Harvey P. Eisen, Chairman, Chief Executive Officer and a director of the Company, and approximately $568,000 from Jerome I. Feldman, who was at the time Chairman and Chief Executive Officer of the Company, which was utilized to exercise an option held by the Company to purchase Series B Convertible Preferred shares of Valera.  The loans bore interest at 6% per annum, matured on October 31, 2009, and were secured by all shares of Valera owned by the Company, including the purchased shares.     On January 11, 2005, the Company prepaid the loans and all accrued interest in full. As further consideration for making these loans, Bedford Oak Partners and Mr. Feldman became entitled to a portion of the consideration received by the Company on the sale of certain Valera shares.  As a result of the acquisition of Valera by Indevus (see Note 9) this obligation presently relates to the sale of Indevus shares by the Company. From June 2007 through and including September 12, 2007, the Company sold, in a series of open market transactions, all of the 2,639,482 shares of Indevus common stock held by the Company for an aggregate of approximately $17,598,000, net of commissions and brokerage fees.  The November 12, 2004 agreement among the company, Bedford Oak Partners and Mr. Feldman provides for Bedford Oak Partners and Mr. Feldman to (i) receive 50% of any amount in excess of $3.47 per share which is received by the Company upon the sale of Indevus common stock and (ii) participate in 50% of the profits earned on 19.51% of shares of Indevus common stock received by the Company upon conversion of the contingent stock rights, described below, if any, at such time as such shares are sold by the Company.  The aggregate amount paid towards the profit sharing was $922,000.

        The Company continues to hold contingent stock rights for certain products in development by Indevus that will become convertible into shares of Indevus common stock to the extent specific milestones with respect to each product are achieved.  If the remaining milestones are achieved, the Company will receive $2,070,670 and $3,106,005, respectively, worth of shares of Indevus common stock upon conversion of such contingent stock rights.  (See Note 9).

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

The fee paid by the Company under this agreement was $0 and $221,000 for the quarters ended September 30, 2007 and 2006, respectively, and $335,000 and $653,000 for the nine months ended September 30, 2007 and 2006, respectively, which includes approximately 80% of the cost of the compensation and benefits required to be provided by GPS to Jerome Feldman, who served as the Company’s Chief Executive Officer until May 31, 2007 (see Note 13(a)). The Company is not, and does not anticipate receiving any further material services during the remaining term of this agreement.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2007 and 2006
(Unaudited)

13.                 Stockholders equity

The following transactions occurred during the nine month period ended September 30, 2007:

a.	On March 1, 2007, the Company’s Board of Directors determined that effective upon Jerome Feldman ceasing to serve as Chairman of the Board and Chief Executive Officer of the Company, Harvey P. Eisen, who at the time served only as a director of the Company, would serve as Chairman of the Board and Chief Executive Officer of the Company, and that effective upon the commencement of his service as Chairman of the Board and Chief Executive Officer of the Company, Mr. Eisen would receive an annual salary of $100,000. Mr. Feldman's employment agreement expired on May 31, 2007. In addition, the Company’s Board of Directors granted to Mr. Eisen options to purchase an aggregate of 2,500,000 shares of the Company’s common stock, 2,250,000 of which are subject to shareholder approval of an amendment to the Company’s 2003 Plan, at an exercise price equal to $2.45 per share, which was the average of the closing bid and asked prices of the Company’s common stock on March 1, 2007. The options are to vest in three equal annual installments, commencing on March 1, 2008 provided that Mr. Eisen continues to be an employee of the Company. At March 31, 2007, the Company recognized 250,000 shares as granted and 2,250,000 shares as granted subject to shareholder approval.

b.
On March 1, 2007, John C. Belknap was elected as a director of Five Star.  Mr. Belknap was also elected to serve as President and Chief Executive Officer of Five Star. Mr. Belknap has served as a director of the Company since October 20, 2006 and has been an employee of the Company since December 1, 2006.

On March 2, 2007, Mr. Belknap was granted options to purchase an aggregate of 400,000 shares of the Company’s common stock, 181,240 of which are subject to shareholder approval of an amendment to the Company’s 2003 Incentive Stock Plan, at an exercise price equal to $2.45 per share, which was the average of the closing bid and asked prices of the Company’s common stock on March 1, 2007.  Contingent upon Mr. Belknap’s continued employment with the Company, the options will vest in three equal installments, commencing on December 1, 2007 and annually thereafter.  The Company recognized options to buy 218,760 shares as granted and recognized a charge of $15,000 and $34,000 during the quarter and nine months ended September 30, 2007, respectively.  Options to buy 181,240 shares subject to shareholder approval will be valued on the day such approval is obtained.  In addition, on March 2, 2007, Mr. Belknap was granted 1,000,000 restricted shares of Five Star Common Stock (see Note 4).

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
Three and nine months ended September 30, 2007 and 2006
(Unaudited)

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

d.
On March 2, 2007, the Company amended a $2,800,000 Promissory Note due from Five Star (eliminated in consolidation).  Under the terms of the amended Promissory Note, the term of the Promissory Note has been extended from June 30, 2007 to June 30, 2009 at an interest rate of 9% per annum.  In addition, the Promissory Note and any unpaid accrued interest is convertible, in whole or in part, at the Company’s option into shares of Five Star common stock at a price of $.40 per share, subject to anti-dilution adjustment.  Five Star does not have the right to prepay the Promissory Note prior to maturity.

14.           Acquisition of Right-Way Dealer Warehouse

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

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2007 and 2006
(Unaudited)

Upon closing of the transaction, Five Star leased a warehouse at which the Brooklyn Cash & Carry business is conducted from an affiliate of the principal of Right-Way, with an option to purchase the warehouse, and a wholly-owned subsidiary of Five Star also entered into an employment agreement with Ronald Kampner, the principal of Right-Way to serve as Senior Vice President of Sales for Five Star.  The employment agreement provides for a three-year term (subject to earlier termination), the payment of a base salary of $200,000 per annum, and cash incentive compensation as described in the employment agreement. In addition, Mr. Kampner was granted options to purchase 200,000 shares of Five Star Products, Inc. common stock (see Note 4).

The results of operations of Right-Way are included in the consolidated financial statements from the date of acquisition.  The following unaudited pro forma consolidated amounts give effect to the acquisition of Right-Way as if it had occurred on January 1, 2006. Right-Way had filed for reorganization under Chapter XI of the Bankruptcy Act prior to the acquisition by Five Star.  The pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of the operating results that would have been achieved had the acquisitions been consummated as of the above date, nor are they necessarily indicative of future operating results.

(in thousands, except per share data)

	Nine months ended September 30,		Three months ended
	2007	2006	September 30, 2006
Sales	$109,604	$125,112	$40,561

Net income (loss)	12,682	(579)	(123)
Earnings (loss) per share
Basic	$0.72	$(0.03)	$(0.01)
Fully diluted	$0.72	--	--

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31,2006, as amended and those other risks and uncertainties detailed in other periodic reports and registration statements that we file with the SEC from time to time. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

General Overview

The Company was incorporated on March 10, 1998 as a wholly-owned subsidiary of GP Strategies Corporation.  On February 12, 2004, the Company was recapitalized whereby the authorized capital was changed to 10,000,000 shares of preferred stock and 30,000,000 shares of common stock.  On July 30, 2004, GP Strategies transferred to the Company its optical plastics business through its wholly-owned subsidiary, MXL; the home improvement distribution business through its partially owned subsidiary Five Star; and certain other non-core assets.  The separation of these businesses was accomplished through a pro-rata distribution (the “Distribution” or “Spin-off”) of 100% of the outstanding common stock of the Company to the stockholders of GP Strategies on November 18, 2004, the record date for the Distribution.  On November 24, 2004, holders of record received one share of the Company’s common stock for each share of GP Strategies common stock or Class B capital stock owned.

The Company operates in two segments: MXL and Five Star.  The Company also owns certain other non-core assets, including an investment in a publicly held company, Millennium Cell and certain real estate in Pawling, NY and Killingly, CT.  The Company monitors Millennium Cell for progress in the commercialization of Millennium Cell’s emerging technology and monitors Indevus for progress in achieving certain milestones and their marketing efforts.  In the quarter and nine months ended September 30, 2007 the Company sold 2,347,518 and 2,639,482 shares, respectively of Indevus stock (see Note 9 to the Condensed Consolidated Financial Statements), which represents all of the shares of Indevus common stock held by the Company in the nine months ended September 30, 2007.   The Company may receive two contingent tranches of Indevus common stock, to the extent certain milestones with respect to specific product candidates are achieved. If each of the contingent milestone is achieved, the Company will receive $2,070,670 and $3,106,005, respectively, worth of Indevus common stock on the date each milestone is met, at which date additional gain will be recognized (see Note 9 to the Condensed Consolidated Financial Statements).

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

Five Star operates in the Home Improvement market.  Five Star faces intense competition from large national distributors, smaller regional distributors, and manufacturers that bypass the distributor and sell directly to the retail outlet.  The principal means of competition for Five Star are its strategically placed distribution centers and its extensive inventory of quality, name-brand products.  In addition, Five Star’s customers face stiff competition from Home Depot and Lowe’s, which purchase directly from manufacturers. Management of Five Star believes that, the independent retailers that are Five Star’s customers remain a viable alternative to Home Depot and Lowe’s, due to the shopping preferences of and the retailer’s geographic convenience for some consumers.

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

To further expand, Five Star is considering strategies intended to grow its revenue base in the Northeast and Mid-Atlantic States through internal initiatives and to acquire complementary distributors outside its current geographic area.  There is no assurance that these growth plans can be executed and, if executed, will be successful from an operational or financial standpoint.  These plans could require capital in excess of the funds presently available to Five Star.

Operating Highlights

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

For the three months ended September 30, 2007, the Company had a loss before income tax expense and minority interest of $973,000 compared to a loss before income tax expense and minority interest of $30,000 for the three months ended September 30, 2006.  The increased loss is primarily a result of the $710,000 loss recognized on the sale of Indevus shares, an impairment charge of $266,000 related to the Company’s investment in Millenium Cell , offset by significantly improved operating profits at Five Star, which increased by $518,000, as well as marginally increased profitability at MXL.  In addition, the Company had increased general and administrative expenses at the corporate level by $240,000.

Sales

	Three months ended September 30,
	2007	2006
Five Star	$32,939,000	$27,666,000
MXL	2,266,000	2,459,000
	$35,205,000	$30,125,000

The increase in Five Star sales of $5,273,000 or 19%  for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was the result of $1,556,000 of sales attributed to the Right-Way Brooklyn Cash and Carry facility, as well as an overall increase in business within the Connecticut and New Jersey-New York regions due to the increase in business from Right-Way’s customer base as well as an overall increase in business from the traditional customer base for such period.

The decrease in MXL sales of $193,000 to $2,266,000 for the third quarter of 2007 from $2,459,000 for the third quarter of 2006 was a result of reduction in tool sales and sales to motor sport customers for the 2007 period.

Gross margin

	Three months ended
	September 30,
	2007	%	2006	%
Five Star	$5,984,000	18.2	$4,284,000	15.5
MXL	530,000	23.4	576,000	23.4
	$6,514,000	18.5	$4,860,000	16.1

Five Star’s gross margin of $5,984,000, or 18.2% of net sales, for the quarter ended September 30, 2007 increased by $1,700,000 when compared to $4,284,000, or 15.5% of net sales, for the quarter ended September 30, 2006. The increase in gross margin and gross margin percentage for the quarter ended September 30, 2007 was a result of  increased sales and increased vendor allowances recognized during the period related to estimated purchase volume for the year, which was partially offset by reduced margins earned on the sale of Cabot exterior stain products in the period.

MXL’s gross margin of $530,000, or 23.4% of sales, for the quarter ended September 30, 2007 decreased by $46,000 when compared to gross profit of $576,000, or 23.4% of sales, for the quarter ended September 30, 2006, as a result of reduced sales.

Selling, general, and administrative expenses

For the three months ended September 30, 2007, selling, general and administrative expenses increased by $1,397,000 from $4,679,000 for the three months ended September 30, 2007 to $6,076,000 for the three months ended September 30, 2007 partially due to the following;  (i) increased general and administrative expenses of $240,000 at the corporate level primarily due to increased professional fees and personnel expenses, and (ii) increased selling, general and administrative expenses at Five Star of  $1,128,000 primarily attributable to the following: (a) increased delivery expense and sales commissions due to increased sales, (b) increased general and administrative expenses primarily related to the acquisition of Right-Way, (c) increased professional fees, and (d) partially offset by increased vendor marketing allowances recognized in the periods. The Company expects that selling, general and administrative expenses at the parent company level will remain relatively constant at the increased level through out the remainder of 2007 based upon the current operations of the Company.

Investment and other income, net

The Company recognized net Investment and other income (loss) of $(963,000) for the three months ended September 30, 2007, compared to $180,000 for the three months ended September 30, 2006.  Investment and other income, net includes interest income, investment income, and recognition of a gain or loss for the change in the fair value of the Five Star’s interest rate collar.  The decrease of $1,143,000 is primarily attributable to the following; (i) a loss of $710,000 on the sale of 2,347,518 shares of Indevus stock, (ii) an impairment charge of $266,000 related to the Company’s investment in Millenium Cell, and (iii) the change in the fair value of Five Star’s interest rate collar offset by increased interest income.

Income taxes

For the three months ended September 30, 2007 and 2006, the Company recorded an income tax expense of $236,000 and $54,000, respectively, which represents the Company’s applicable federal, state and local tax expense for the periods.  The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to recording income tax expense on the income of Five Star, a 57% owned subsidiary, which is not included in the Company’s consolidated return.  A federal tax provision was not recorded with respect to the gain recognized for tax purposes on the sale of Indevus stock since it was offset by the Company’s net operating and capital loss carryforwards.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

For the nine months ended September 30, 2007, the Company had income before income tax expense and minority interest of $15,366,000 compared to income before income tax expense and minority interest of $103,000 for the nine months ended September 30, 2006.  The change to pre-tax income is primarily a result of the following: (i) a gain of $17,031,000 recognized on the exchange of Valera shares for Indevus shares (see Note 9 to the Condensed Consolidated Financial Statements),  (ii) increased segment operating income of $1,188,000 which is comprised of a $1,444,000 increase in operating income for Five Star and a $256,000 decrease in operating income for MXL, (iii) a loss of $1,023,000 on the sale of 2,639,482 shares of Indevus stock, (iv) an impairment charge of $266,000 related to the Company’s investment in Millenium Cell and (v) increased selling, general and administrative expenses at the corporate level of  $974,000.

Sales

	Nine months ended September 30,
	2007	2006
Five Star	$98,726,000	$85,556,000
MXL	6,544,000	6,935,000
	$105,270,000	$92,491,000

The increase in Five Star sales of $13,170,000 for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006 was primarily the result of $2,996,000 of sales attributed to the Right-Way Brooklyn Cash and Carry facility in the 2007 period, as well as an overall increase in business within the Connecticut and New Jersey-New York regions due to the increase in business from Right-Way’s customer base as well as its traditional customer base for such period.

The decrease in MXL sales of $391,000 to $6,544,000 for the nine months ended September 30, 2007 from $6,935,000 for the nine months ended September 30, 2006 was primarily a result of reductions in tool sales and sales to motor sport customers.

Gross margin

	Nine months ended
	September 30,
	2007	%	2006	%
Five Star	$16,968,000	17.2	$13,804,000	16.1
MXL	1,426,000	21.8	1,803,000	26.0
	$18,394,000	16.9	$15,607,000	16.9

Five Star’s gross margin of $16,968,000, or 17.2% of net sales, for the nine months ended September 30, 2006 increased by $3,164,000 when compared to $13,804,000, or 16.1% of net sales, for the nine months ended September 30, 2006. The increase in gross margin dollars for the nine months ended September 30, 2007 was a direct result of increased sales and the increased gross margin percentage. The increase in gross margin percentage for the nine months ended September 30, 2007 was due to increased vendor allowances recognized during the period related to estimated purchase volume for the year, which was partially offset by reduced margins earned on the sale of Cabot exterior stain products in pervious months.

MXL’s gross margin of $1,426,000 or 21.8% of sales, for the nine months ended September 30, 2007 decreased by $377,000 when compared to gross margin of $1,803,000, or 26% of sales, for the nine months ended September 30, 2006, mainly due to the following changes in results in the 2007 period as compared to the 2006 period: (i) reduced margin dollars of approximately $170,000 and reduced gross margin percentage due to the completion of the closing of the Illinois facility during the quarter ended June 30, 2007; (ii) reduced gross margin percentage due to change in product mix, and (iii) increased costs for the labor and the related benefits.

Selling, general, and administrative expenses

For the nine months ended September 30, 2007, selling, general and administrative expenses increased by $2,573,000 from $14,474,000 for the nine months ended September 30, 2006 to $17,047,000 for the nine months ended September 30, 2007 due to the following; (i) increased selling, general and administrative expenses at Five Star of $1,572,000 for the nine months ended September 30, 2007  due to (a) increased delivery expense and sales commissions as a result of increased sales, (b) increased general and administrative expenses primarily related to the acquisition of Right-Way and (c) increased professional fees, (d) partially offset by increased vendor marketing allowances recognized in the periods, and (ii) increased general and administrative expenses at the corporate level of $974,000 primarily due to increased professional fees and personnel related costs.  The Company expects that selling, general and administrative expenses at the parent company level will remain relatively constant at the increased level through out the remainder of 2007 based upon the current operations of the Company.

Gain on exchange of Valera shares for Indevus shares

For the nine months ended September 30, 2007 the Company recognized a gain of $17,031,000 as a result of the merger of Valera Pharmaceuticals, Inc., in which the Company had an approximately 14% interest and Indevus Pharmaceuticals, Inc., in which the Company obtained an approximate 3% interest as a result of the merger. The gain includes the receipt of the first of three contingent tranches of consideration, which was valued at $2,070,000 received in May 2007. The Company continues to hold contingent stock rights for certain products in development by Indevus that will become convertible into shares of Indevus common stock to the extent specific milestones with respect to each product are achieved.  If all milestones are achieved, the Company will receive $2,070,670 and $3,106,005, respectively, worth of shares of Indevus common stock upon conversion of such contingent stock rights. The Merger Agreement between Valera and Indevus was treated as a tax free merger under Internal Revenue Code Section 368.

Investment and other income (loss), net.

National Patent Development recognized Investment and other income (loss) of ($1,732,000) for the nine months ended September 30, 2007 as compared to a loss of ($2,000) for the nine months ended September 30, 2006.  The decreased Investment and other income (loss) is mainly due to the following; (i) the realized profit of $680,000 which was paid to related parties upon sale of all the Company’s Indevus shares in 2007, (ii) a loss of $1,023,,000 on the sale of 2,639,482 shares of Indevus stock, and (iii) an impairment charge of $266,000 related to the Company’s investment in Millenium Cell, partially offset by (iv) increased interest income for the nine months ended September 30, 2007. At September 30, 2007 the Company had sold all its shares of Indevus. The Company still has two additional contingent tranches of consideration (see Note 9).

Income taxes

For the nine months ended September 30, 2007 and 2006, the Company recorded an income tax expense of $1,296,000, and $400,000, respectively, which represents the Company’s applicable federal, state and local tax expense for the periods.  The provision for income taxes differs from the tax computed at the federal statutory income tax rate primarily due to recording income tax expense on the income of Five Star, a 57% owned subsidiary, which is not included in the Company’s consolidated return, and state income taxes recorded on the sale of Indevus stock.  A federal tax provision was not recorded for the nine months ended September 30, 2007 with respect to the gain recognized on the exchange of Valera for Indevus shares or the subsequent gain recognized for tax purposes on the sale of Indevus shares since it was offset by the Company’s net operating and capital loss carryforwards.   The Company recorded a state income tax expense of $345,000 related to the Indevus transaction.

Financial condition

The increase in inventory, accounts receivables and accounts payable are the result of increases at Five Star as a result of the Right-Way cash and carry business acquired in the second quarter of 2007, as well as, increased sales volume and seasonal fluctuations.  At September 30, 2007, the Company had $17,026,000 of cash, which is primarily attributable to the net proceeds realized from the sales of Indevus shares.

Liquidity and capital resources

At September 30, 2007, the Company had cash and cash equivalents of $17,026,000.  The Company believes that existing cash together with cash anticipated to be generated from operations and borrowing availability under existing credit agreements will be sufficient to fund the Company’s working capital requirements for at least the next twelve months.

At September 30, 2007, the Company had $16,428,000 of cash at the corporate level, which is primarily attributable to the net proceeds realized from the sales of Indevus shares. In addition, Five Star is restricted from either up-streaming cash to or receiving cash from the Company under the terms of their Loan and Security Agreement. As of September 30, 2007, Five Star is permitted to pay dividends under the Loan Agreement in an orderly and regular manner and to the extent permitted by Delaware law.

For the nine months ended September 30, 2007, the Company’s working capital increased by $13,039,000 to $25,221,000 from $12,182,000 as of December 31, 2006.  The working capital increase was primarily a result of the increased cash and cash equivalents realized from the sale of Indevus common stock, as well as increased accounts receivable and inventory, partially offset by increased short term borrowings and accounts payables.

The increase in cash and cash equivalents of $12,541,000 for the nine months ended September 30, 2007 resulted from the following: (i) net cash used in operations of $141,000, due primarily to an increase in inventory of  $1,092,000, an increase in accounts receivable of $4,544,000,  offset by an increase in accounts payable and accrued expenses of $5,853,000; (ii) net cash provided by investing activities of $13,383,000 consisting of  $17,598,000 of net proceeds from the sale of the Company’s shares of Indevus common stock, partially offset by $3,399,000 related to the purchase of substantially all the assets of Right-Way, as well as additions to property, plant and equipment of $1,035,000 partially offset by repayment of a receivable from GP Strategies of $325,000; and (iii) net cash used in financing activities of $701,000, resulting from purchases of treasury stock of $3,021,000, partially offset by proceeds of short term borrowings of $1,560,000 and proceeds from long-term debt of $355,000 for such period.

In 2003, Five Star obtained a Loan and Security Agreement (the “Loan Agreement”) with Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Lender”).  The Loan Agreement has a five-year term, with a maturity date of June 30, 2008.  The Loan Agreement, as amended in August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein.  The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (6.88% at September 30, 2007) for borrowings not to exceed $15,000,000 and the prime rate (7.75% at September 30, 2007) for borrowings in excess of the above-mentioned LIBOR-based borrowings.  The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks.  At September 30, 2007 and December 31, 2006, approximately $19,339,000 and $17,664,000 was outstanding under the Loan Agreement and approximately $7,587,000 and $2,929,000 was available to be borrowed, respectively.  Substantially all of Five Star’s assets are pledged as collateral for these borrowings. Under the Loan Agreement, Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios.  As of September 30, 2007 Five Star was in compliance with all required covenants. The following table sets forth the significant debt covenants at September 30, 2007:

Covenant	Required	Calculated
Minimum tangible net worth	$6,000,000	$9,605,000
Debt to tangible net worth	< 6	2.01
Fixed charge coverage	>1.1	2.10
Quarterly income	No loss in consecutive quarters	$556,000- second quarter income, $316,000 - third quarter income

On March 1, 2005, MXL obtained a Line of Credit Loan (the “MXL Line”) from M&T Bank with a one year term, maturing on March 1, 2006, which has been extended to June 30, 2008 on the same terms.  The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL’s eligible accounts receivable, inventory and a secondary claim on MXL’s Lancaster, PA property.  On November 27, 2006 the MXL Line was amended to a $900,000 line of credit.  The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%.  The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly.  The Company has guaranteed the MXL Line.   At September 30, 2007, $625,000 was outstanding under the MXL Line and $275,000 was available to be borrowed.  The MXL Line contains certain financial covenants, most significant being a cash flow coverage ratio of 1.25 to 1.00, which is calculated at December 31 of each year. As of December 31, 2006, MXL was in compliance with its covenants.

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

Valuation of accounts receivable

Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks.  Measurement of such losses requires consideration of National Patent Development’s historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions.  The allowance for doubtful accounts as a percentage of total gross trade receivables was
2.9% and 4.5% at September 30, 2007 and December 31, 2006, respectively.

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

As of September 30, 2007, the Company holds undeveloped land in Pawling, New York with a carrying amount of approximately $2.5 million and in East Killingly, Connecticut with a carrying amount of approximately $0.4 million, which management believes is less than its fair value, less cost of sale.

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

Item 3.                  Quantitative and Qualitative Disclosure About Market Risk

The Company has no material changes to the disclosure on this matter contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Issuances of Equity Securities

On July 16, 2007, the Company issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), to each of Lawrence G. Schafran and Talton R. Embry, each of whom is a director of the Company, 447 shares of Company common stock in payment of their quarterly directors fees.  The aggregate value of the 894 shares of common stock issued to Messrs. Schafran and Embry was approximately $2,500 on the date of issuance.  These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

This issuance qualified for exemption from registration under the Securities Act because (i) each of Messrs. Schafran and Embry is an accredited investor, (ii) the Company did not engage in any general solicitation or advertising in connection with the issuance, and (iii) Messrs. Schafran and Embry received restricted securities.

On December 15, 2006, the Company Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock on that date, from time to time either in open market or privately negotiated transactions. The Company undertook this repurchase program in an effort to increase shareholder value.  The following table provides common stock repurchases made by or on behalf of the Company during the third quarter ended September 30, 2007.

Issuer Purchases of Equity Securities (1)
Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
July 1, 2007	July 31, 2007	-	-	-	1,807,550
August 1, 2007	August 31, 2007	-	-	-	1,807,550
September 1, 2007	September 30, 2007	1,231,275	$2.27	1,423,725	576,275
Total		1,231,275	$2.27	1,423,725	576,275
_________________
(1)	The Company’s common stock repurchase program covers a maximum of 2,000,000 shares of common stock of the Company, representing 11% of the outstanding common stock of the Company on December 15, 2006.

Item 6.	Exhibits

Exhibit No.		Description

10.1	*	Stock Option Agreement dated as of July 30, 2007 between the Company and Ira J. Sobotko

10.2	*	Stock Option Agreement dated as of July 17, 2007 between Five Star Products, Inc. and Ira J. Sobotko

31.1	*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley
Act of 2002, signed by the principal executive officer of the Company and the principal financial officer of the
Company

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NATIONAL PATENT DEVELOPMENT CORPORATION

DATE: November 14, 2007	/s/ HARVEY P. EISEN
	Name:	Harvey P. Eisen
	Title:	Chairman of the Board and Chief Executive Officer

DATE: November 14, 2007	/s/ IRA J. SOBOTKO
	Name:	Ira J. Sobotko
	Title:	Vice President, Finance