Form 10-K
period 2007-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 2008-03-31
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒           ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
(Address of Principal Executive Offices, including Zip Code)

(646) 742−1600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.01 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $42,588,204.

As of March 20, 2008, 16,463,967 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

ii

TABLE OF CONTENTS

iii

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “could,” “project,” “predict,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.

These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon our opinions and estimates as of the date they are made. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the our control, which could cause actual results, performance and achievements to differ materially from results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. While we cannot assess the future impact that any of these differences could have on our business, financial condition, results of operations and cash flows or the market price of shares of our common stock, the differences could be significant. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

Factors that may cause actual results to differ from historical results or those results expressed or implied, include, but are not limited to, those listed below under Item 1A. “Risk Factors”, an unexpected decline in revenue and/or net income derived by our wholly-owned subsidiary, MXL Industries, Inc., or by its majority-owned subsidiary, Five Star Products, Inc., due to the loss of business from significant customers or otherwise. In addition, MXL Industries, Inc. is dependant on the availability and pricing of plastic resin, principally polycarbonate, and Five Star Products, Inc. is subject to the intense competition in the do-it-yourself industry. Although we have taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability.

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1. “Business”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).  We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

Item 1:  Business

General Development of Business

National Patent Development Corporation (the “Company”, “we” or “us”) was incorporated on March 10, 1998 as a wholly-owned subsidiary of GP Strategies Corporation (“GP Strategies”). The Company common stock is quoted on the OTC Bulletin Board and is traded under the symbol NPDV.OB.

On July 30, 2004, GP Strategies contributed its ownership interests in its optical plastics and home improvement distribution businesses, as well as other non-core assets, to the Company in exchange for common stock of the Company. The separation of these businesses was accomplished through a pro-rata distribution (the “Distribution” or “Spin-off”) of 100% of the outstanding common stock of the Company to the stockholders of GP Strategies on November 18, 2004, the record date of the Distribution. On November 24, 2004, holders of record received one share of Company common stock for each share of GP Strategies common stock or Class B capital stock owned.

The Company owns and operates the optical plastics business through its wholly-owned subsidiary, MXL Industries, Inc. (“MXL”), the home improvement distribution business through its majority owned subsidiary Five Star Products, Inc. (“Five Star”) and also owns certain other non-core assets, primarily consisting of certain real estate.

Company Information Available

Upon request, the Company makes available free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendment to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.  Requests should be made in writing to the Company’s Secretary at the following address: National Patent Development Corporation, Attn: Secretary, 10 East 40th Street, Suite 3110, New York, NY 10016.

MXL Industries

General

Our wholly-owned subsidiary, MXL, is a molder and precision coater of optical plastics. MXL is a specialist in the manufacture of polycarbonate parts requiring adherence to strict optical quality specifications, and in the application of abrasion and fog resistant coatings to those parts. Polycarbonate is the most impact resistant plastic utilized in optical quality molded parts. MXL’s products include shields, face masks, security domes, and non-optical plastic products, produced for over 50 clients in the safety, recreation, security, and military industries. MXL also produces custom molded and decorated products manufactured out of acrylic.

Established almost forty years ago, MXL is a specialty coater of polycarbonate and acrylic parts. A growing insistence on quality coating results led MXL to also establish itself as a specialist in the injection molding of optical quality polycarbonate, thus enabling MXL to control the process from start to finish. At its Lancaster, PA facility, molding machines are housed in a climate controlled clean environment designed and built by MXL.

MXL’s contracts in the military and commercial arena often require either vacuum deposited beam-splitter coatings, vacuum deposited anti-reflective coatings, laser eye protection, or a combination of these technologies in addition to MXL’s historic capabilities of providing difficult and optically correct molded and coated components. Prior to the acquisition of the equipment and intellectual property assets from AOtec, MXL was required to enter into subcontracting arrangements to secure these technologies. The laser eye protection technology, vacuum deposition processing, and equipment acquired from AOtec, has enabled MXL to better service purchase orders for precision pilot visors for next generation military fighter and attack aircraft, which require beam-splitter coatings, anti-reflective coatings and/or laser eye protection.

MXL has earned a reputation as a toolmaker, molder and coater for optical quality products in the United States by consistently meeting its customer’s requirements, even in the case of the most difficult designs and compound curve optics. This expertise has allowed MXL to expand its customer base beyond the United States to Japan, the United Kingdom, Europe, the Middle East, Mexico, Canada, Australia and other locales.

MXL’s net sales in the regions it does business for the years ended December 31, 2007 and 2006, based upon the customers’ locations, are as follows:

	Year Ended December 31,
	2007	2006
	(in thousands)

United States	$7,209	$7,025
Far East	1,304	1,372
Other	661	599
Total	$9,174	$8,996

Industry Overview and Competition

The optical quality molding business requires expertise, experience and an environment totally committed to the task. It requires the construction of a facility designed and built expressly for precision injection molding and personnel with the technical expertise to run such facility.

The markets for the products currently manufactured and sold by MXL are characterized by extensive competition. The principal competitive factors of MXL are its reputation for quality, service and integrity. MXL is able to provide its customers with a breadth of experience, from mold design through mold construction, to injection molding, coating, laser eye protection and/or high technology optical coating. MXL is able to accomplish the most complex projects for its customers. In addition, MXL’s engineering, performance, availability and reliability are important competitive factors.

Many existing and potential competitors have greater financial, marketing and research resources than MXL.

Business Strengths

MXL has earned a reputation as one of the foremost toolmakers, molders and coaters for optical quality products in the Unites States by consistently meeting its customers’ requirements, even in the case of the most difficult designs and compound curve optics. As a pioneer in the optical plastic coating business, MXL offers customers its input on these designs based on its extensive manufacturing experience. MXL has spent almost 40 years developing and perfecting its coating technology and materials.

The market for optical injection molding, tooling and coating is focused, leading to intense competition. The following are major competitive strengths and characteristics of MXL:

•
Reputation for Quality and Service. MXL’s ongoing commitment to quality has enabled it to meet the rigorous requirements of its most valued customers and has earned it a reputation as the premier optical injection molder in the industry. MXL has a reputation for on-time delivery, and its return rate is exceptionally low, historically representing less than 1% of sales volume. As these customers continue to focus on product quality, MXL’s past performance and long-term improvement programs should further strengthen customer relationships.

•
Superior Technical Skills and Expertise. The engineering experience of MXL’s senior management has enabled MXL to take advantage of state-of-the-art injection molding technology and effectively develop cost-effective and efficient production facilities.

MXL’s proprietary HYDRON(R) permanent anti-fog coating absorbs moisture to form a barrier against fogging.

•
ISO 9001:2000 Registration. MXL’s Pennsylvania facility is ISO 9001:2000 certified - a universally accepted quality assurance designation indicating the highest quality manufacturing standards. A certification by the International Standards Organization means that a company maintains a quality system that is regularly assessed for compliance to ISO standards. Meeting the ISO standard of quality confirms MXL’s commitment to manufacturing excellence.

•
Integrated Plastics Business. The combination of MXL’s original business and its acquired equipment and technology from AOtec, has created an integrated business which offers clients a full range of design, production and marketing services for molded and coated optical plastic products.

•
Modern Automated Manufacturing. MXL’s presses and coating lines, state-of-the-art for the molding business, are efficiently designed and well maintained. The equipment can be quickly reconfigured to meet specific job requirements.

•
Well-Qualified Management Team. MXL’s senior management has extensive experience in all aspects of the plastic molding and coating industry.  The senior management team has on average a minimum of 10 years of direct manufacturing experience in this or related industries.

•
Attractive Growth Opportunities. With the leadership of the senior management, MXL is poised to enter any plastic molding and coating business. Its acquisition of certain of the AOtec assets was a logical extension of its position as a significant provider of optical quality injection molds by allowing MXL to further expand its business into the military arena. MXL believes that the combination of its proprietary “Anti-Fog” coating, the addition of a photochromatic coating in 2007, precise processing of the “Anti-Scratch” coatings, precise molding and proprietary grinding and polishing methods for its injection tools as well as its vacuum deposited anti-reflection coatings and laser eye protection technology will provide it with the opportunity to expand into related products.

Markets and Products

MXL focuses its manufacturing capabilities in three distinct capacities: injection molding, precision coating of optical plastics, and tool and mold design and manufacture.

Injection Molding. MXL has the capability to manufacture a wide variety of custom injection molding plastics for the recreation, industrial safety, security and defense industries. Some of the products that MXL produces include facemasks and shields for recreation purposes and industrial safety companies.  All of MXL’s custom molding involves polycarbonate or acrylic, which are difficult resins to mold and have required the development of sophisticated manufacturing skills. MXL’s closed-loop process control system monitors and provides quality-assurance for every critical variable from resin drying, through mold temperature and alignment, to robotic part removal. MXL’s specially designed clean room environment automatically removes dust and holds temperature and humidity constant throughout the year.

MXL serves as a key contractor for several major development programs in industry and government for precision optical systems, including medical optics, military eyewear, and custom molded and decorated products. In order to maintain its competitive position, MXL has traditionally invested in state of the art equipment, including molding presses ranging from 60 to 485 tons, automation equipment, clean room facilities, and vacuum and dip coating equipment. MXL utilizes computer aided design software to design its optical products. In addition, modern computer controlled molding machinery is used to fabricate precision optic components.

Precision Coating. MXL’s two existing coating lines and a new flow coat line that was appended to one of the existing coating lines in 2007 allow it to offer a wide range of coating technologies to its customers. These services include dual coating processes, urethane hard coat, silicone hard coat, permanent anti-fog, photochromatic and finish application design. Eighty percent of MXL’s coating business is for abrasion resistant purposes and 20% is for anti-fog applications. MXL’s two coating lines were designed and built in-house, and allow for maximum flexibility and quality throughout the coating process. All functions are controlled by state-of-the-art programmable controllers and A.C. Linear drives and robotics. These highly flexible dip, flow and spray operations can deliver a variety of coatings for parts as large as eight inches by 26 inches, including anti-scratch on all surfaces, anti-fog on all surfaces, one coating on one side only or dual coating with anti-scratch on one side and anti-fog on the opposite side.

Manufacturing and Raw Materials

MXL’s primary raw materials are plastic resin (principally polycarbonate), acrylic, silicone hard coatings and HYDRON(R) anti-fog coating. MXL is able to fulfill its requirements for plastic resin and acrylic through arrangements with various distributors and is able to fulfill its requirements for silicone hard coating from manufacturers. MXL manufactures its proprietary HYDRON(R), which is applied as a fog resistant coating to its optical products. Plastic resin is a petroleum based product, and as such, is subject to price increases (up to 6.5% during the year ended December 31, 2007) along with increases in crude oil prices, which have increased by as much as 20% during the year ended December 31, 2007.

Customers

As the market for optical injection molded plastics is relatively focused, MXL serves virtually all of the major users. The customer base of MXL includes over 50 commercial customers in 28 states and Japan, the United Kingdom, Europe, China, the Middle East, Mexico, Canada and Australia. These commercial customers are primarily in the recreation, safety, and security industries. MXL’s largest three customers comprised approximately 13%, 13% and 11%, respectively, of its total sales in 2007.

MXL’s government customers include various offices of the Department of Defense. MXL is required to comply with various federal regulations including military specifications and Federal Acquisition Regulations for military end use applications. There are no MXL government contracts subject to renegotiation or termination at the election of the government.

Sales and Distribution

Because of the narrow niche MXL serves, its sales and marketing effort concentrates on industry trade shows, such as the Society of Plastics Engineers, and advertising in industry journals. MXL’s senior management team, which includes a marketing and sales executive, are responsible for the sales and marketing effort. MXL also utilizes two sales associates to market its products.

Backlog

MXL’s sales order backlog as of December 31, 2007 was approximately $2,339,000 ($761,000 as of December 31, 2006) and most of the orders are expected to be completed during fiscal 2008.

Patents, Trademarks, and other Intellectual Property

The names “MXL” and “HYDRON” are registered trademarks. In connection with the AOtec transaction, MXL entered into an exclusive, royalty-free perpetual license (with the right to grant sublicenses) to use the trademarks “AOTEC(TM)” and “AOGUARD(TM)” for military eye protection products, electro-optical systems and precision molded and coated plastic components.

Environmental Matters and Governmental Regulations

For its manufacturing work as a subcontractor in the military industry, MXL is required to comply with various federal regulations including military specifications and Federal Acquisition Regulations for military end use applications. In addition, MXL’s activities may subject it to federal, state and local environmental laws and regulations. MXL believes that it is in compliance in all material respects with such government regulations and environmental laws.

Employees

As of December 31, 2007, MXL employed 65 persons. Of the MXL employees, 31 are in production or shipping, with the remainder serving in executive, technical, administrative office and sales capacities. None of MXL’s employees are subject to collective bargaining agreements. MXL believes its relationship with its employees is good.

Five Star Products

General

Five Star is engaged in the wholesale distribution of home decorating, hardware and finishing products. It serves over 3,500 independent retail dealers in 12 states, making Five Star one of the largest distributors of its kind in the Northeast. Five Star operates two distribution centers, located in Newington, Connecticut and East Hanover, New Jersey. All operations are coordinated from Five Star’s New Jersey headquarters.

Five Star offers products from leading manufacturers such as Valspar/Cabot Stain, William Zinsser & Company, DAP Inc., General Electric Corporation, American Tool, USG Corporation, Stanley Tools, Minwax and 3M Company. Five Star distributes its products to retail dealers, which include lumber yards, “do-it-yourself” centers, hardware stores and paint stores principally in the northeast region. It carries an extensive inventory of the products it distributes and provides delivery, generally within 24 to 72 hours. Five Star has grown to be one of the largest independent distributors in the Northeast by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers. Much of Five Star’s success can be attributed to a continued commitment to provide customers with the highest quality service at reasonable prices.

As one of the largest distributors of paint sundry items in the Northeast, Five Star enjoys cost advantages and favorable supply arrangements over the smaller distributors in the industry. This enables Five Star to compete as a “low cost” provider. Five Star uses a fully computerized warehouse system to track all facets of its distribution operations. Nearly all phases of the selling process from inventory management to receivable collection are automated and tracked; all operations are overseen by senior management at the New Jersey facility. Five Star is able to capitalize on manufacturer discounts by strategically timing purchases involving large quantities.

Management Information System

All of Five Star’s inventory control, purchasing, accounts payable and accounts receivable are fully automated on an IBM iSeries computer system. In addition, its software alerts buyers to purchasing needs, and monitors payables and receivables. This system allows senior management to control closely all phases of our operations. Five Star also maintain a salesperson-order-entry system, which allows the salesperson to scan product information and then download the information to a hand held device. The hand held device contains all product and customer information and interacts with the iSeries.

Competition

Competition within Five Star’s industry is intense. There are large national distributors commonly associated with national franchises such as Ace and TruServ as well as smaller regional distributors, all of whom offer similar products and services. Five Star’s customers face stiff competition from Home Depot and Lowe’s, which purchase directly from manufacturers and dealer-owned distributors such as Ace and TruServ. Moreover, in some instances manufacturers will bypass the distributor and choose to sell and ship their products directly to the retail outlet. Five Star competes through its strategically placed distribution centers and its extensive inventory of quality, name-brand products. Five Star will continue to focus its efforts on supplying its products to its customers at a competitive price and on a timely, consistent basis. In the future, Five Star will attempt to acquire complementary distributors and to expand the distribution of its line of private-label products sold under the “Five Star” name. Through internal growth and acquisitions, Five Star has already captured a significant share in its principal market, the Northeast.

Hardware stores that are affiliated with the large, dealer-owned distributors such as Ace also utilize Five Star’s services because they are uncomfortable with relying solely on their dealer network. Most cooperative-type distributors lack the level of service and favorable credit terms that independent hardware stores enjoy with Five Star. Five Star effectively competes with the dealer-owned distributors because it provides more frequent sales calls, faster deliveries, better financing terms and a full line of vendors and products from which to choose.

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

Markets, Products and Sales

The do-it-yourself industry relies on distributors to link manufacturer’s products to the various retail networks. The do-it-yourself market operates on this two-step distribution process, i.e., manufacturers deal through distributors who in turn service retailers. This occurs principally because most retailers are not equipped to carry sufficient inventory in order to be cost effective in their purchases from manufacturers. Thus, distributors add significant value by effectively coordinating and transporting products to retail outlets on a timely basis. Five Star distributes and markets products from hundreds of manufacturers to all of the various types of retailers from regional paint stores, to lumber yards, to independent paint and hardware stores.

The marketing efforts are directed by regional sales managers. These individuals are responsible for designing, implementing and coordinating marketing policies. They work closely with senior management to coordinate company-wide marketing plans as well as to service Five Star’s major multi-state customers. In addition, each regional sales manager is responsible for overseeing the efforts of his sales representatives.

The sales representatives, by virtue of daily contact with Five Star’s customers, are the most integral part of Five Star’s marketing strategy. It is their responsibility to generate revenue, ensure customer satisfaction and expand the customer base. Each representative covers an assigned geographic area. The representatives are compensated based solely on commission. Five Star has experienced low turnover in its sales force; most representatives have a minimum of five years’ experience with Five Star. Many sales representatives had retail experience in the paint or hardware industry when they were hired by Five Star.

Five Star’s size, solid reputation for service, large inventory and attractive financing terms provide sales representatives with tremendous advantages relative to competing sales representatives from other distributors. In addition, the representatives’ efforts are supported by company-sponsored marketing events. For example, in the first quarter of each year, Five Star invites all of its customers to special trade shows for Five Star’s major suppliers, so that suppliers may display their products and innovations. Five Star also participates in advertising circular programs in the spring and the fall which contain discount specials and information concerning new product innovations.

Purchasing

Five Star relies heavily upon its purchasing capabilities to gain a competitive advantage relative to its competitors. Five Star’s capacity to stock the necessary products in sufficient volume and its ability to deliver them promptly upon demand is an essential component of their service and a major factor in Five Star’s success.

Since retail outlets depend upon their distributor’s ability to supply products quickly upon demand, inventory is the primary working capital investment for most distribution companies, including Five Star. Through its strategic purchasing decisions, Five Star carries large quantities of inventory that support fill ratios of approximately 95%.

All purchasing decisions are made by the merchandising group, located in New Jersey, in order to coordinate effectively Five Star’s activities. In addition to senior management’s active involvement, regional sales managers play an extremely critical role in this day-to-day process.

Five Star has developed strong, long-term relationships with the leading suppliers since its predecessor company, J. Leven, was founded in 1912. As a major distributor of paint sundry items, suppliers rely on Five Star to introduce new products to market.  Furthermore, suppliers have grown to trust Five Star’s ability to penetrate the market. As a result, Five Star is often called on first by manufacturers to introduce new products into the marketplace.

Customers

Five Star’s largest customer accounted for approximately 5.9% of its sales in 2007 and its 10 largest customers accounted for approximately 20% of such sales.  All customers are unaffiliated and Five Star does not have a long-term contractual relationship with any of them.

Backlog

Five Star does not have any significant backlog.

Patents, Trademarks, and other Intellectual Property

Except for its line of private-label products, Five Star does not have any other patents, trademarks or other intellectual property. Five Star intends to expand the distribution of its line of private-label products sold under the “Five Star” name.

Environmental Matters and Governmental Regulations

Five Star’s activities may subject it to federal, state and local environmental laws and regulations and OSHA regulations. Five Star believes that it is in compliance in all material respects with such environmental and federal laws and regulations.

Employees

Five Star employed 237 people as of December 31, 2007. Management-employee relations are considered good at both of Five Star’s warehouse facilities. The Teamsters union represents 120 union employees at the New Jersey warehouse facility. The Connecticut warehouse facility is non-unionized. Five Star has never experienced a labor strike at its facilities. Five Star’s contract with Local No. 11, affiliated with the International Brotherhood of Teamsters expires on December 20, 2008.

Other Non-Core Assets

Indevus Pharmaceuticals, Inc. (“Indevus”) is a biopharmaceutical company that engages in the acquisition, development, and commercialization of products to treat urological, gynecological, and men’s health conditions.

Effective April 18, 2007 (the “Effective Time”), all of the outstanding common stock of Valera Pharmaceuticals, Inc. (“Valera”), a Delaware corporation in which the Company had owned 2,070,670 shares of common stock at such time, was acquired by Indevus pursuant to the terms and conditions of an Agreement and Plan of Merger, dated as of December 11, 2006 (the “Merger Agreement”).  Pursuant to the Merger Agreement, the Company received 1.1337 shares of Indevus common stock for each share of Valera common stock held by the Company immediately prior to the Effective Time. As a result, the 2,070,670 shares of Valera common stock held by the Company were converted into an aggregate of 2,347,518 shares of Indevus common stock.  In April 2007, the Company recognized a pre-tax gain of $14,961,000 in relation to the exchange of shares.

The merger was treated as a tax free merger under Internal Revenue Code Section 368.  In addition, for each share of Valera common stock held by the Company immediately prior to the Effective Time, the Company received one contingent stock right for each of three Valera product candidates in development - Supprelin-LA, a ureteral stent and VP003 (Octreotide implant) – convertible into $1.00, $1.00 and $1.50, respectively, worth of Indevus common stock to the extent of the achievement of specific milestones with respect to each product candidate are achieved. Thus, if all contingent milestones are achieved, the Company will receive $2,070,670, $2,070,670 and $3,106,005, respectively, worth of Indevus common stock on the date each milestone is met, at which date additional gains will be recognized. On May 3, 2007, Indevus announced that it had received FDA approval for Supprelin-LA.  Therefore, in May 2007, the Company received the first $2,070,670 worth of Indevus common stock, consisting of 291,964 shares, and recognized an additional pre-tax gain of $2,070,670.   In the year ended December 31, 2007, the Company sold 2,639,482 shares of Indevus stock, which represents all of the shares of Indevus common stock held by the Company.

Two related parties, Bedford Oak Partners and Mr. Jerome I. Feldman, were entitled to receive 50% of any profit received from the sale on a pro-rata basis, of 458,019 shares of Indevus common stock in excess of $3.47 per share, and to participate in 50% of the profits earned on 19.51% of shares of Indevus common stock received by the Company upon conversion of the contingent stock rights, described above, if any, at such time as such shares are sold by the Company.

Millennium Cell

Millennium Cell is a publicly traded emerging technology company engaged in the business of developing innovative fuel systems for the safe storage, transportation and generation of hydrogen for use as an energy source. At December 31, 2007, the Company owned 364,771 shares of common stock of Millennium with a market value of $109,000, representing approximately a 1% ownership interest.

Pawling Property

We own an approximately 950 acre parcel of undeveloped land in Pawling, New York, which includes an approximately 50 acre lake, Little Whaley Lake. The site is currently unoccupied. GP Strategies purchased this property in 1986. Pursuant to a Note and Warrant Purchase Agreement dated August 8, 2003 (the “Note and Warrant Purchase Agreement”), GP Strategies issued and sold to four funds (the “Gabelli Funds”) $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the “Gabelli Notes”), of which $2,885,000 was outstanding at December 31, 2007, and 937,500 warrants (“GP Warrants”), each entitling the holder thereof to purchase (subject to adjustment) one share of GP Strategies’ common stock. See Note 15(c) to the Consolidated Financial Statements. In connection with the sale of the Gabelli Notes and GP Warrants, GP Strategies mortgaged this property to the holders of the Gabelli Notes, and GP Strategies transferred it to us subject to that mortgage.

Connecticut Property

We own property in East Killingly, Connecticut with a carrying amount of approximately $400,000.

Item 1A.  Risk Factors

Risks Related to our Business

MXL’s revenue and net income could decline as a result of a loss of business from significant customers.

For the years ended December 31, 2007 and 2006, revenue from MXL’s three largest customers represented approximately 13%, 13% and 11%, of MXL’s revenue, respectively. MXL has no significant long-term supply contracts and therefore its operations are dependent on its clients’ continued satisfaction with its services and their continued willingness to engage MXL, rather than its competitors, to deliver such services.

MXL’s source of raw materials may be limited and failure to obtain raw materials with cost efficiency and on a timely basis may cause a disruption in MXL’s operations.  In the past, MXL generally relied on one supplier for its primary raw material. Due to new entrants in the market to supply plastic resin, MXL currently uses two principle suppliers and could choose from one or more other suppliers for plastic resin. However, if the number of suppliers again declined to past levels, MXL would be dependent on limited sources of supply for its raw materials, and the failure of MXL to fulfill its raw material requirement could disrupt its business and result in a decrease in net income.

In addition, plastic resin is a petroleum based product, and as such, is subject to price increases (up to 6.5% during the year ended December 31, 2007, depending on grade and type) along with increases in crude oil prices (over 20% during the year ended December 31, 2007). There is no guarantee that MXL will be able to fully recover from its customers its cost increases associated with increases in the price of plastic resin.

If our subsidiaries are unable to compete successfully, our revenues may be adversely affected.

In the case of MXL, competition in the optical plastics industry is vigorous. MXL’s customers require state-of-the-art technology. In order to keep pace with MXL’s customers’ needs, MXL is required to constantly develop and improve its technology, facilities and production equipment and methods. MXL’s future success will depend upon its ability to gain expertise in technological advances rapidly and respond quickly to evolving industry trends and client needs.

In the case of Five Star, competition within the do-it-yourself industry is intense. There are large national distributors commonly associated with national franchises such as Ace and TruServ as well as smaller regional distributors, all of whom offer products and services similar to those offered by Five Star. Moreover, in some instances, manufacturers will bypass distributors and choose to sell and ship their products directly to retail outlets. In addition, Five Star’s customers face stiff competition from Home Depot, Lowe’s and other large direct distributors, which purchase directly from manufacturers, and national franchises such as Ace and TruServ. Five Star competes principally through its strategically placed distribution centers and its extensive inventory of quality, name-brand products. Five Star will continue to focus its efforts on supplying its products to its customers at a competitive price and on a timely, consistent basis.

Adverse changes in general business conditions in the United States and worldwide may reduce the demand for some of Five Star’s products and adversely affect its results of operations and financial condition. Higher inflation rates, interest rates, tax rates and unemployment rates, higher labor and healthcare costs, recessions, changing governmental policies, laws and regulations, and other economic factors that adversely affect the demand for its home decorating, hardware and finishing and related products could adversely affect their results of operations and financial condition.

 Five Star’s business involves the sale of home decorating, hardware and finishing and related products to segments of the economy that are cyclical in nature, particularly segments relating to construction, housing and manufacturing. Their sales to these segments are affected by the levels of discretionary consumer and business spending in these segments. During economic downturns in these segments, the levels of consumer and business discretionary spending may decrease. This decrease in spending will likely reduce the demand for some of Five Star’s products and adversely affect their sales and earnings.

Our subsidiaries inability to compete successfully would materially affect our results of operations and working capital.

The loss of our key personnel, including our executive management team, could harm our business.

The Company’s success is largely dependent upon the experience and continued services of its executive management team and their other key personnel. The loss of one or more of the Company’s key personnel and a failure to attract or promote suitable replacements for them may adversely affect their business.

Risks Related to Our Stock

We have agreed to restrictions and adopted policies that could have possible anti-takeover effects and reduce the value of our stock.

Several provisions of our Certificate of Incorporation and Bylaws could deter or delay unsolicited changes in control of the Company. These include limiting the stockholders’ powers to amend the Bylaws or remove directors, and prohibiting the stockholders from increasing the size of the Board of Directors or acting by written consent instead of at a stockholders’ meeting. Our Board of Directors has the authority, without further action by the stockholders to fix the rights and preferences of and issue preferred stock. These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in control or management of the Company including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The following information describes the material physical properties owned or leased by the Company and its subsidiaries. The Company has a sub-lease for office space in New York City at 10 East 40th Street. The sublease runs through February 14, 2009 at a monthly rate of $20,150.

MXL owns 50,200 square feet of warehouse and office space in Lancaster, PA.

Five Star leases a warehouse facility in New Jersey totaling 236,000 square feet, a warehouse facility in Connecticut totaling 98,000 square feet, and a sales office in New York totaling 1,300 square feet. GP Strategies has guaranteed the leases for our New Jersey and Connecticut warehouses, having annual rentals of approximately $1,600,000 and expiring in the first quarter of 2009. In February 2008, Five Star extended the lease for the New Jersey warehouse for 12 months to March 31, 2010.  In addition, the lease for the New Jersey warehouse will no longer be guaranteed by GP Strategies, but will be guaranteed by the Company. The landlord at the Connecticut facility has the option to cancel the lease if there is a signed contract to sell the building upon six months written notice. On September 20, 2006, Five Star renegotiated the New York sales office lease terms with the lessor. The terms are month to month with a monthly base rent of $1,968 for the period October 2006 through March 2007 and a monthly base rent of $2,028 for the period April 2007 through March 2008. Five Star plans to rent the New York office on a month to month basis after March 31, 2008.

On April 5, 2007, Five Star, as Tenant, entered into the Agreement of Lease with Kampner Realty, LLC (“Kampner Realty”), as Landlord (the “Lease”), to lease a 40,000 square foot warehouse located at 1202 Metropolitan Avenue, Brooklyn, New York, as part of Five Star’s acquisition of substantially all the assets of Right-Way Dealer Warehouse, Inc. (“Right Way”).  The Lease has an initial term of five years with two successive five-year renewal options and with an annual lease rent of $325,000 subject to adjustment as provided in the Lease.  Five Star also has an option to purchase the premises at any time during the initial term of the Lease for a purchase price of $7,750,000, subject to an annual 3% adjustment as provided in the Lease, which represents the average of the appraisals of the premises undertaken by appraisers retained by Five Star and the landlord, Kampner Realty, respectively, after the closing of the transaction.  The purchase price was memorialized in an amendment to the Lease entered into by the parties on June 11, 2007.  Kampner Realty is owned by Ronald Kampner, who was hired and employed by a wholly-owned subsidiary of Five Star as part of Five Star’s acquisition of the assets from Right-Way.  Ronald Kampner is the principal owner and operator of Right-Way.

The facilities owned or leased by us are considered to be suitable and adequate for their intended uses and are considered to be well maintained and in good condition.

Item 3.  Legal Proceedings

Claims Relating to Learning Technologies Acquisition

On July 30, 2004, GP Strategies agreed to make an additional capital contribution to the Company, in an amount equal to the first $5 million of any proceeds (net of litigation expenses and taxes incurred, if any), and 50% of any proceeds (net of litigation expenses and taxes incurred, if any) in excess of $15 million, received with respect to the claims described below. In 2004, GP Strategies received $13.7 million of net proceeds from such claims and, pursuant to such agreement, in January 2005, GP Strategies made a $5 million additional capital contribution to the Company. In November 2005, GP Strategies settled its remaining fraud claims against Electronic Data Systems Corporation (EDS) and Systemhouse in connection with the GP Strategies’ 1998 acquisition of Learning Technologies. Pursuant to the settlement, EDS made a cash payment to GP Strategies in the amount of $9,000,000 in December 2005. In accordance with the Spin-off agreement with the Company, GP Strategies made an additional capital contribution to the Company for approximately $1,201,000 of the settlement proceeds. GP Strategies did not transfer cash to the Company for this additional capital contribution, but instead is offset by the management fee charges due from the Company against the payable to the Company (see Note 14). As of December 31, 2006, GP Strategies had a remaining payable to the Company of $251,000 for this additional capital contribution.  At December 31, 2007 there was no receivable from or payable to GP Strategies.

GP Strategies’ original fraud action included MCI Communications Corporation (MCI) as a defendant. The fraud action against MCI had been stayed as a result of MCI’s bankruptcy filing, and GP Strategies’ claims against MCI were not tried or settled with the claims against EDS and Systemhouse. On December 13, 2005, the Bankruptcy Court heard arguments on a summary judgment motion that MCI had made before filing for bankruptcy. On September 12, 2006, the Bankruptcy Court asked the parties to submit further briefs concerning whether the summary judgment motion should be decided based on the standard applicable to such motions under state or federal law. A decision on the motion for summary judgment has not been issued. Pursuant to the Spin-off agreement with the Company, GP Strategies will contribute to the Company 50% of any proceeds received, net of legal fees and taxes, with respect to the litigation claims.

The Company is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) was held on December 20, 2007.

There were present at the Annual Meeting in person or by proxy shareholders holding an aggregate of 16,508,838 shares of common stock of a total number of 16,647,859 shares of common stock issued, outstanding and entitled to vote at the Annual Meeting.

At the Annual Meeting, each of Harvey P. Eisen, John C. Belknap, Talton R. Embry, S. Leslie Flegel, Scott N. Greenberg and Lawrence G. Schafran was re-elected as a director of the Company.  The results of the voting on the election of directors were as follows:

Elected Directors	Votes For	Votes Withheld
Harvey P. Eisen	14,426,148	2,082,690
John C. Belknap	14,659,321	1,849,517
Talton R. Embry	16,198,273	310,565
S. Leslie Flegel	14,659,003	1,849,835
Scott N. Greenberg	14,431,871	2,076,967
Lawrence G. Schafran	16,197,995	310,843

A vote of the shareholders was taken at the Annual Meeting on the proposal to amend the National Patent Development Corporation 2003 Incentive Stock Plan to increase the number of shares available for grant under the plan by 1,750,000 shares and the aggregate number of shares available for grant annually to an individual by 2,250,000 shares. The proposal was approved by the shareholders with 8,490,755 shares voting in favor of the proposal and 3,031,941 shares voting against the proposal. There were 62,296 abstentions.

A vote of the shareholders was taken at the Annual Meeting on the proposal to approve the adoption of the National Patent Development Corporation 2007 Incentive Stock Plan. The proposal was approved by the shareholders with 8,535,783 shares voting in favor of the proposal and 2,897,277 shares voting against the proposal. There were 61,932 abstentions.

 A vote of the shareholders was taken at the Annual Meeting on the proposal to approve and ratify selection of Eisner LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007.  The proposal was approved by the shareholders, with 16,401,372 shares voting in favor of the proposal and 20,326 shares voting against the proposal.  There were 87,140 abstentions and no broker non-votes.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

The following table presents the high and low bid and asked prices for the Company’s common stock for 2007 and 2006.  The Company’s common stock, $0.01 par value, is quoted on the OTC Bulletin Board.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Quarter	High	Low

2007	First	$2.47	$2.41
	Second	$2.75	$2.71
	Third	$2.50	$2.46
	Fourth	$2.37	$2.31

2006	First	$2.34	$1.35
	Second	$1.60	$1.37
	Third	$1.66	$1.20
	Fourth	$2.35	$1.37

The number of stockholders of record of the Company’s common stock as of March 20, 2008 was 1,099 and the closing price on the OTC Bulletin Board on that date was $2.34 per share.

The Company did not declare or pay any cash dividends on its common stock in 2007 or 2006. The Company currently intends to retain future earnings to finance the growth and development of its business.

Issuer Issuances of Equity Securities

On October 2, 2007, the Company issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), to each of Lawrence G. Schafran and Talton R. Embry, each of whom is a director of the Company, 526 shares of Company common stock in payment of their quarterly directors fees.  The aggregate value of the 1,052 shares of common stock issued to Messrs. Schafran and Embry was approximately $2,500 on the date of issuance.  These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

This issuance qualified for exemption from registration under the Securities Act because (i) each of Messrs. Schafran and Embry is an accredited investor, (ii) the Company did not engage in any general solicitation or advertising in connection with the issuance, and (iii) Messrs. Schafran and Embry received restricted securities.

On December 15, 2006, the Company Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock on that date, from time to time either in open market or privately negotiated transactions. The Company undertook this repurchase program in an effort to increase shareholder value.  The following table provides common stock repurchases made by or on behalf of the Company during the fourth quarter ended December 31, 2007.

Issuer Purchases of Equity Securities

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
October 1, 2007	October 31, 2007	28,937	$2.37	1,452,662	547,338
November 1, 2007	November 30, 2007	74,800	$2.39	1,527,462	472,538
December 1, 2007	December 31, 2007	1,000	$2.19	1,528,462	471,538

	Total	104,737

Item 6.  Selected Financial Data.

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

The Company was incorporated on March 10, 1998 as a wholly-owned subsidiary of GP Strategies Corporation.  On July 30, 2004, GP Strategies transferred to the Company its optical plastics business through its wholly-owned subsidiary, MXL; its home improvement distribution business through its partially owned subsidiary Five Star; and certain other non-core assets.  The separation of these businesses was accomplished through the Distribution (also referred to as the “Spin-off”), a pro-rata distribution of 100% of the outstanding common stock of the Company to the stockholders of GP Strategies on November 18, 2004, the record date for the Distribution.  On November 24, 2004, holders of record received one share of the Company’s common stock for each share of GP Strategies common stock or GP Strategies Class B capital stock owned.

The Company operates in two segments: MXL and Five Star.  The Company also owns certain other non-core assets, including an investment in a publicly held company, Millennium Cell and certain real estate in Pawling, New York and Killingly, Connecticut.  The Company monitors Millennium Cell for progress in the commercialization of Millennium Cell’s emerging technology and monitors Indevus for progress in achieving certain milestones related to contingent stock rights.  In the year ended December 31, 2007, the Company sold 2,639,482 shares of Indevus stock, which represents all of the shares of Indevus common stock held by the Company.   The Company may receive two contingent tranches of Indevus common stock, to the extent certain milestones with respect to specific product candidates are achieved. If each of the contingent milestones is achieved, the Company will receive $2,070,670 and $3,106,005, respectively, worth of Indevus common stock on the date the milestone is met, at which date additional gain will be recognized (see Note 5 to the Consolidated Financial Statements).

MXL Overview

The primary business of MXL is the manufacture of polycarbonate parts requiring adherence to strict optical quality specifications, and the application of abrasion and fog resistant coatings to those parts.  MXL also designs and constructs injection molds for a variety of applications.  Some of the products that MXL produces include:

•	facemasks and shields for recreation purposes and industrial safety companies;

•	precision optical systems, including medical optics, military eye wear and custom molded and decorated products; and

•	tools, including optical injection mold tools and standard injection mold tools.

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

On April 5, 2007, Five Star acquired substantially all the assets (except “Excluded Assets” as defined) and assumed the Assumed Liabilities (as defined) of Right-Way Dealer Warehouse, Inc. (“Right-Way”) pursuant to the terms of a definitive asset purchase agreement, dated as of March 13, 2007 (the “Agreement”), with Right-Way for approximately $3,200,000 in cash and the assumption of liabilities in the approximate amount of $50,000. Transaction costs of $200,000 were incurred by Five Star.  The assets consisted primarily of approximately $1,186,000 of accounts receivable at fair value and approximately $2,213,000 of inventory at fair value. The acquisition included all of Right-Way’s Brooklyn Cash & Carry business and operations which sells paint sundry and hardware supplies to local retail stores.

Upon closing of the transaction, Five Star leased a warehouse at which the Right-Way Brooklyn Cash & Carry business is conducted from an affiliate of the principal of Right-Way, with an option to purchase the warehouse.  See Notes 3 and 17(c) to the Consolidated Financial Statements.

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

Revenue recognition

Revenue on product sales is recognized at the point in time when the product has been shipped, title and risk of loss has been transferred to the customer, and the following conditions are met: persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectability of the resulting receivable is reasonably assured.  Allowances for estimated returns and allowances are recognized when sales are recorded.

Stock based compensation

  The Company accounts for stock based compensation pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Under SFAS 123R, compensation cost is recognized over the vesting period based on the fair value of the award at the grant date.

Valuation of accounts receivable

Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks.  Measurement of such losses requires consideration of the Company’s historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions.  The allowance for doubtful accounts as a percentage of total gross trade receivables was 3.1% and 4.5% at December 31, 2007 and December 31, 2006, respectively.

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

As of December 31, 2007, the Company holds the Pawling Property, which is undeveloped land in Pawling, New York with a carrying amount of approximately $2.5 million which management believes is less than its fair value, less cost of sale and property in East Killingly, Connecticut with a carrying amount of approximately $0.4 million.

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

Vendor allowances

The Company accounts for vendor allowances under the guidance provided by EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” and EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Vendor allowances reduce the carrying cost of inventory unless they are specifically identified as a reimbursement for promotional programs and/or other services provided. Any such allowances received in excess of the actual cost incurred also reduce the carrying cost of inventory.

Income taxes

Income taxes are provided for based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" and FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Year ended December 31, 2007 compared to the year ended December 31, 2006

For the year ended December 31, 2007, the Company had income before income tax expense and minority interest of $13,505,000 compared to a loss before income tax expense and minority interest of $777,000 for the year ended December 31, 2006.  The change to pre-tax income is primarily a result of the following: (i) a gain of $17,031,000 recognized on the exchange of Valera shares for Indevus shares (see Note 5 to the Consolidated Financial Statements);  (ii) increased  segment operating income of $1,543,000, which is comprised of a $1,516,000 increase in operating income for Five Star and a $27,000 increase in operating income for MXL; offset by (iii) a loss of $1,023,000 on the sale of the Indevus shares; (iv) an impairment charge of $346,000 related to the Company’s investment in Millenium Cell; and (v) increased selling, general and administrative expenses at the corporate level of  $2,235,000.

Sales

	Year ended December 31,
	2007	2006
Five Star	$123,713,000	$108,088,000
MXL	9,174,000	8,996,000
	$132,887,000	$117,084,000

The increase in Five Star sales of $15,625,000, or 14.5%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was the result of the following: (i) $4,310,000 of sales attributed to the Right-Way Brooklyn Cash and Carry facility; (ii) an overall increase in business within the Connecticut and New Jersey-New York regions due to a $5,926,000 increase in business from Right-Way’s customer base; (iii) an overall increase in business from the Five Star’s traditional customer base; and (iv) an increase in revenue due to the expansion into the Delaware, Philadelphia, and Carolina regions.

The increase in MXL sales of $178,000, or 2%, for the year ended December 31, 2007 was primarily a result of increased sales from the existing customer base.

Gross margin

	Year ended December 31,
	2008	%	2007	%
Five Star	$21,467,000	17.4	17,211,000	15.9
MXL	2,200,000	24.0	2,268,000	25.2
	$23,667, 000	17.8	$19,479,000	16.6

Five Star’s gross margin increased to $21,467,000, or 17.4% of net sales, for the year ended December 31, 2007, as compared to $17,211,000, or 15.9% of net sales, for the year ended December 31, 2006.  The increase in gross margin dollars of $4,256,000, or 24.7%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was a direct result of increased sales and the increased gross margin percentage. The increase in gross margin percentage for the year ended December 31, 2007 was attributable principally to increased vendor allowances recognized during the periods related to increased purchase volume and achieving vendor growth and volume thresholds for the year. In addition, the gross margin percentage was positively affected in 2007 by reduced warehouse expenses as a percentage of sales due to the relatively fixed nature of these costs, partially offset by reduced margins earned on the sale of Cabot exterior stain products.

MXL’s gross margin of $2,200,000, or 24.0% of sales, for the year ended December 31, 2007 decreased by $68,000 when compared to gross margin of $2,268,000, or 25.2% of sales, for the year ended December 31, 2006, mainly due to reduced margin dollars of approximately $170,000 and reduced gross margin percentage due to the completion of the closing of the Illinois facility in April 2007, partially offset by increased gross margin at the Lancaster PA facility due to greater facility utilization and efficiencies as a result of the increased sales.

Selling, general, and administrative expenses

For the year ended December 31, 2007, selling, general and administrative expenses increased by $5,305,000 from $18,678,000 for the year ended December 31, 2006 to $23,983,000 for the year ended December 31, 2007 due to the following: (i) increased selling, general and administrative expenses at Five Star of $2,644,000 for the year ended December 31, 2007 due to (a) increased delivery expense and sales commissions as a result of increased sales, (b) increased general and administrative expenses primarily related to the acquisition of Right-Way and (c) increased professional fees, (d) partially decreased by increased vendor marketing allowances earned in the year as a result of increased sales and purchasing volume, and (ii) increased general and administrative expenses at the corporate level of $2,450,000 primarily due to increased professional fees and personnel related costs.

Gain on exchange of Valera shares for Indevus shares

For the year ended December 31, 2007, the Company recognized a gain of $17,031,000 as a result of the merger of Valera Pharmaceuticals, Inc., in which the Company had an approximately 14% interest, and Indevus Pharmaceuticals, Inc., in which the Company obtained an approximate 3% interest as a result of the merger. The gain includes the receipt of the first of three contingent tranches of consideration, which was valued at $2,070,000 and was received in May 2007. The Company continues to hold contingent stock rights for certain products in development by Indevus that will become convertible into shares of Indevus common stock to the extent specific milestones with respect to each product are achieved.  If all milestones are achieved, the Company will receive $2,070,670 and $3,106,005, respectively, worth of shares of Indevus common stock upon conversion of such contingent stock rights. The merger between Valera and Indevus was treated as a tax free merger under Internal Revenue Code Section 368.

Investment and other loss, net

The Company recognized Investment and other loss of ($1,580,000) for the year ended December 31, 2007 as compared to a loss of ($13,000) for the year ended December 31, 2006. The change in Investment and other loss is mainly due to the following: (i) the profit sharing of $680,000 which was paid upon sale of all the Company’s Indevus shares in 2007 (see Note 17(a) to the Consolidated Financial Statements); (ii) a loss of $1,023,000 on the sale of the Indevus shares; and (iii) an impairment charge of $346,000 related to the Company’s investment in Millenium Cell, partially offset by (iv) increased interest income for the year ended December 31, 2007. At December 31, 2007, the Company had sold all its shares of Indevus. The Company has two additional contingent tranches of consideration remaining that would convert into shares of Indevus common stock upon the achievement of certain milestones relating to particular Indevus products in development (see Note 5 to the Consolidated Financial Statements).

Income taxes

For the years ended December 31, 2007 and 2006, the Company recorded an income tax expense of $1,269,000, and $327,000, respectively, which represents the Company’s applicable federal, state and local tax expense for the periods.  The provision for income taxes differs from the tax computed at the federal statutory income tax rate primarily due to recording income tax expense on the income of Five Star, a 57% owned subsidiary, which is not included in the Company’s consolidated return, and state income taxes recorded on the sale of Indevus stock.  A federal tax provision was not recorded for the year ended December 31, 2007 with respect to the gain recognized on the exchange of Valera for Indevus shares or the subsequent gain recognized for tax purposes on the sale of Indevus shares, since it was offset by the Company’s net operating and capital loss carryforwards.   The Company recorded a state income tax expense of $345,000 for the year ended December 31, 2007 related to the Indevus transaction.

Financial condition

The increase in inventory, accounts receivables and accounts payable are the result of increases at Five Star as a result of the Right-Way Cash and Carry business acquired in the second quarter of 2007, as well as, increased sales volume and seasonal fluctuations.  At December 31, 2007, the Company had $14,999,000 of cash at the corporate level, which is primarily attributable to the net proceeds realized from the sales of Indevus shares.

Liquidity and capital resources

At December 31, 2007, the Company had cash and cash equivalents of $15,698,000.  The Company believes that existing cash together with cash anticipated to be generated from operations and borrowing availability under existing credit agreements will be sufficient to fund the Company’s working capital requirements for at least the next twelve months.

At December 31, 2007, the Company had $14,999,000 of cash at the corporate level, which is primarily attributable to the net proceeds realized from the sales of Indevus shares. In addition, Five Star is restricted from either upstreaming cash to or receiving cash from the Company under the terms of their Loan and Security Agreement. As of December 31, 2007, Five Star is permitted to pay dividends under the Loan Agreement in an orderly and regular manner and to the extent permitted by Delaware law.

At December 31, 2007, the Company’s working capital was $24,254,000, representing an increased of $12,072,000 from $12,182,000 at December 31, 2006.  The working capital increase was primarily a result of the increased cash realized from the sale of Indevus common stock, as well as increased sales from the Right-Way acquisition, offset by higher borrowings and accounts payables and accrued expenses.

Cash and cash equivalents were $15,698,000 at December 31, 2007 and $4,485,000 at December 31, 2006.  The increase of $11,213,000 in cash at December 31, 2007 as compared to December 31, 2006 resulted from the following: (i) net cash provided by investing activities of $12,952,000, consisting of  $17,598,000 of net proceeds from the sale of the Company’s shares of Indevus common stock, partially offset by $3,399,000 related to the purchase of substantially all the assets of Right-Way, as well as  additions to property, plant and equipment of $1,392,000 (ii) net cash used in operations of $678,000, due primarily to an increase in inventory of  $2,972,000, and an increase in prepaid expenses of $371,000, offset by an increase in accounts payable and accrued expenses of $3,105,000; and (iii) net cash used in financing activities of $1,061,000, resulting from purchases of treasury stock of $3,270,000, partially offset by proceeds of short term borrowings of $1,514,000 and proceeds from long-term debt of $407,000 for such period.

In 2003, Five Star obtained a Loan and Security Agreement (the “Loan Agreement”) with Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Lender”).  The Loan Agreement has a five-year term, with a maturity date of June 30, 2008.  The Loan Agreement, as amended in August 1, 2005 provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein.  The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (6.34% at December 31, 2007) for borrowings not to exceed $15,000,000 and the prime rate (7.25% at December 31, 2007) for borrowings in excess of the above-mentioned LIBOR-based borrowings.  The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks.  At December 31, 2007 and December 31, 2006, approximately $19,303,000 and $17,664,000 was outstanding under the Loan Agreement and approximately $5,579,000 and $2,929,000 was available to be borrowed, respectively.  Substantially all of Five Star’s assets are pledged as collateral for these borrowings. Under the Loan Agreement, Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios.  As of December 31, 2007, Five Star was in compliance with all required covenants except for additions to fixed assets, for which Five Star has received a waiver for the year ended December 31, 2007 from the Lender. The following table sets forth the significant debt covenants at December 31, 2007:

Covenant	Required	Calculated

Minimum tangible net worth	$6,000,000	$9,543,000
Debt to tangible net worth	< 6	2.02
Fixed charge coverage	>1.1	1.88
Quarterly income (loss)	No loss in consecutive quarters	$316,000 - third quarter income
		$(144,000) - fourth quarter loss

In connection with the Loan Agreement, Five Star also entered into a derivative transaction with the Lender on June 20, 2003. The derivative transaction is an interest rate swap which has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star pays a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender pays to Five Star a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the Loan Agreement is not included in, and is paid in addition to, this fixed interest rate of 3.38%. At December 31, 2007 and 2006, the interest rate swap had a fair value of $69,000 and $325,000, respectively, which is included in Other assets in the accompanying balance sheets. On June 17, 2004, Five Star entered into a derivative interest rate collar transaction for the period from July 1, 2004 through June 30, 2008 on notional principal of $12,000,000. The transaction consists of an interest rate floor of 2.25%, whereas if LIBOR is below 2.25%, the Lender will pay to Five Star the difference between LIBOR and 2.25% on the same notional principal amount. The transaction also consists of an interest rate cap of 5.75%, whereas if LIBOR is above 5.75%, Five Star will pay to the Lender the difference between LIBOR and 5.75% on the same notional principal amount.

On March 1, 2005, MXL obtained a Line of Credit Loan (the “MXL Line”) from M&T Bank with a one year term, maturing on March 1, 2006, which has been extended to June 30, 2008 on the same terms.  The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL’s eligible accounts receivable, inventory and a secondary claim on MXL’s Lancaster, Pennsylvania property.  On November 27, 2006, the MXL Line was amended to provide for a $900,000 line of credit.  The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%.  The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly.  The Company has guaranteed the MXL Line.   At December 31, 2007, $625,000 was outstanding under the MXL Line and $275,000 was available to be borrowed.  The MXL Line contains certain financial covenants, the most significant being a cash flow coverage ratio of 1.25 to 1.00, which is calculated at December 31 of each year. As of December 31, 2007, MXL was in compliance with its covenants.

Contractual Obligations and Commitments

GP Strategies has guaranteed the leases for Five Star’s New Jersey and Connecticut warehouses, totaling approximately $1,600,000 per year through the first quarter of 2009. GP Strategies’ guarantee of such leases was in effect when Five Star was a wholly-owned subsidiary of GP Strategies. As part of the spin-off, the landlord of the New Jersey and Connecticut facilities and the lessor of the equipment did not consent to the release of GP Strategies’ guarantee.  In February 2008, Five Star extended the lease for the New Jersey warehouse for 12 months to March 31, 2010.  In addition, the lease for the New Jersey warehouse will no longer be guaranteed by GP Strategies, but will be guaranteed by the Company.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measurement fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants will sue when pricing an assets or liability and establishes a fair value hierarchy of three levels that  prioritize the information used to develop those assumptions. The provisions of SFAS No. 157 will become effective for the Company beginning January 1, 2008. Generally, the provisions of this statement are to be applied prospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008. Management expects that the adoption of SFAS No. 157 will not have a material effect on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company does not expect that SFAS No. 159 will have any effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51” (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and is not expected to have a significant impact on the Company’s results of operations, financial condition and liquidity.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. SFAS No. 141(R), replaces SFAS No. 141, “Business Combinations”, and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We have not yet determined the impact that the adoption of SFAS No. 141(R) will have on its result of operations or financial position.

Item 7A.                  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.   Financial Statements and Supplementary Data

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements of National Patent Development Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
National Patent Development Corporation:

We have audited the accompanying consolidated balance sheets of National Patent Development Corporation (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Patent Development Corporation as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

EISNER LLP
New York, New York
March 27, 2008

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2007	2006

Sales	$132,887	$117,084
Cost of sales	109,220	97,605
Gross margin	23,667	19,479
Selling, general and administrative expenses	(23,983)	(18,678)
Operating profit (loss)	(316)	801
Interest expense	(1,630)	(1,565)
Gain on exchange of Valera for Indevus shares	17,031
Investment and other loss, net	(1,580)	(13)
Income (loss) before income taxes and minority interest	13,505	(777)
Income tax expense	(1,269)	(327)
Income (loss) before minority interest	12,236	(1,104)
Minority interest	(514)	(103)
Net income (loss)	$11,722	$(1,207)
Net income (loss) per share
Basic and diluted	$0.67	$(0.07)

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2007	2006
Net income (loss)	$11,722	$(1,207)
Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on available-for-sale-securities	(1,036)	4,231
Reclassification adjustment principally for gain on exchange of Valera securities recognized in merger included in net income	(4,598)
Reclassification adjustment for realized losses on sales of Indevus shares included in net income	1,023
Reclassification adjustment for impairment of investment in Millenium Cell included in net income	346
Net unrealized loss on interest rate swap, net of minority interest	(143)	(48)
Comprehensive income before tax	7,314	2,976
Income tax benefit related to items of other comprehensive income (loss), net of minority interest	57	19
Comprehensive income	$7,371	$2,995

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$15,698	$4,485
Accounts and other receivables, less allowance for doubtful accounts of $412 and $566	12,755	11,939
Inventories	27,720	22,535
Receivable from GP Strategies Corporation		251
Deferred tax asset	470	791
Prepaid expenses and other current assets	1,326	724
Total current assets	57,969	40,725
Marketable securities available for sale	109	343
Investment in Valera, including available for sale securities of $4,823		5,955
Property, plant and equipment, net	3,534	2,925
Other assets	3,293	3,286
Total assets	$64,905	$53,234
Liabilities and stockholders’ equity
Current liabilities
Current maturities of long-term debt	$257	$151
Short term borrowings	19,928	18,414
Accounts payable and accrued expenses	13,530	9,978
Total current liabilities	33,715	28,543
Long-term debt less current maturities	1,441	1,332
Deferred tax liability	279	279
Other liabilities		247
Minority interest	2,902	1,696
Common stock subject to exchange rights	493

Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.01 per share authorized 10,000,000 shares; issued none	-	-
Common stock, par value $0.01 per share authorized 30,000,000 shares; issued 18,086,006 shares in 2007 and 17,861,670 shares in 2006	180	178
Additional paid-in capital	26,825	25,990
Retained earnings (deficit)	2,545	(9,177)
Treasury stock, at cost (1,528,462 shares in 2007 and 100,000 shares in 2006)	(3,458)	(188)
Accumulated other comprehensive income (loss)	(17)	4,334
Total stockholders’ equity	26,075	21,137
Total liabilities and stockholders’ equity	$64,905	$53,234

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2007	2006
Cash flows from operations:
Net income (loss)	$11,722	$(1,207)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	783	781
Minority interest	514	103
Impairment of investment	346
Gain on exchange of Valera for Indevus shares	(17,031)
Expenses paid in common stock	60	69
Stock based compensation	1,253
Provision (recovery) for doubtful accounts	123	(73)
Loss on sale of Indevus shares	1,023
Gain on issuance of stock by subsidiary	(1)
Deferred income taxes	426	(199)
Changes in other operating items net of acquisition
Accounts and other receivables	247	217
Inventories	(2,972)	946
Prepaid expenses and other assets	(476)	261
Accounts payable and accrued expenses	3,305	654
Net cash (used in) provided by operations	(678)	1,552
Cash flows from investing activities:
Additions to property, plant and equipment	(1,392)	(621)
Acquisition of Right Way by Five Star	(3,399)
Acquisition of additional interest in Five Star	(106)
Proceeds from sale of investment	17,598
Repayment of receivable from GP Strategies	251	891
Net cash provided by investing activities	$12,952	$270

See accompanying notes to consolidated financial statements.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2007	2006
Cash flows from financing activities:
Proceeds from sale of common stock	$480
Purchase of treasury stock	(3,270)	$(188)
Proceeds from issuance of long-term debt	407	377
Proceeds from (repayment of) short-term borrowings	1,514	(2,350)
Repayment of long-term debt	(192)	(291)
Net cash used in financing activities	(1,061)	(2,452)
Net increase (decrease) in cash and cash equivalents	11,213	(630)
Cash and cash equivalents at beginning of period	4,485	5,115
Cash and cash equivalents at end of period	$15,698	$4,485
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	1,616	$1,599
Income taxes	651	46

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007 AND 2006
(in thousands, except per share data)
	Common Stock $(.01 par value)	Additional paid-in capital	Retained earnings	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2005	$178	$25,921	$(7,970)		$132	$18,261
Net unrealized gain on available for sale securities					4,231	4,231
Net unrealized loss on interest rate swap, net of tax and minority interest					(29)	(29)
Net loss			(1,207)			(1,207)
Purchase of 100,000 shares of treasury stock				$(188)		(188)
Issuance of 35,105 shares of common stock to MXL Retirement and Savings Plan		56				56
Issuance of 7,639 shares of common stock to directors		13				13
Balance at December 31, 2006	178	25,990	(9,177)	(188)	4,334	21,137
Proceeds from sale of 200,000 shares of common stock	2	478				480
Reclassification adjustment, principally for gain on exchange of Valera securities recognized in merger included in net income					(4,598)	(4,598)
Reclassification adjustment for realized losses on sale of Indevus shares included in net income					1,023	1,023
Impairment of investment in Millenium Cell					346	346
Net unrealized loss on available for sale securities					(1,036)	(1,036)
Net unrealized loss on interest rate swap, net of tax and minority interest					(86)	(86)
Net income			11,722			11,722
Common stock subject to exchange rights reclassified to temporary equity		(493)				(493)
Equity based compensation expense		790				790
Purchase of 1,428,462 shares of treasury stock				(3,270)		(3,270)
Issuance of 19,161 shares of common stock to MXL Retirement and Savings Plan		47				47
Issuance of 4,123 shares of common stock to directors		13				13
Balance at December 31, 2007	$180	$26,825	$2,545	$(3,458)	$(17)	$26,075

See accompanying notes to consolidated financial statements

NATIONAL PATENT DEVELOPMENT CORPORATION
Notes to Consolidated Financial Statements

1.           Description of business

National Patent Development Corporation (“the Company”) owns and operates the optical plastics business through its wholly-owned subsidiary, MXL Industries, Inc. ( MXL), the home improvement distribution business through its 57% owned subsidiary Five Star Products Inc. (Five Star) and also owns certain other assets, including real estate. MXL is a specialist in the manufacture of polycarbonate parts requiring strict adherence to optical quality specifications, and in the application of abrasion and fog resistant coating to these parts. Products include shields and face masks and non-optical plastic products. Five Star is engaged in the wholesale distribution of home decorating, hardware and finishing products to independent retail dealers in twelve states in the Northeast. Products distributed include paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products. Five Star acquired the assets of Right-Way Dealer Warehouse, Inc. in April 2007 (see Note 3).

2.           Summary of significant accounting policies

Principles of consolidation. The consolidated financial statements include the financial statements of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash equivalents.  Cash equivalents consist of money market funds.

Marketable securities. Marketable securities consist of U.S. corporate equity securities classified as available-for-sale investments and recorded at their fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity in accumulated other comprehensive income, net of the related tax effect, until realized. A decline in the market value of any available-for-sale security below cost, that is deemed to be other than temporary, results in a reduction in carrying amount to fair value. Such other than temporary decline is charged to earnings, and a new cost basis is established. Realized gains and losses are derived using the average cost method for determining the cost of securities sold.

Inventories. Inventories are valued at the lower of cost, using the first-in, first-out method, or market.

Revenue recognition.  Revenue on product sales is recognized at the point in time when the product has been shipped, title and risk of loss has been transferred to the customer, and the following conditions are met: persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectability of the resulting receivable is reasonably assured.  Allowances for estimated returns and allowances are recognized when sales are recorded.

Stock based compensation. The Company accounts for stock based compensation pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Under SFAS 123R, compensation cost is recognized over the vesting period based on the fair value of the award at the grant date.

Valuation of accounts receivable. Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks.  Measurement of such losses requires consideration of the Company’s historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions.  The allowance for doubtful accounts as a percentage of total gross trade receivables was 3.1% and 4.8% at December 31, 2007 and December 31, 2006, respectively.

Impairment of long-lived tangible assets. Impairment of long-lived tangible assets with finite lives results in a charge to operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived tangible assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by determining the amount by which the carrying amount of the assets exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost of sale.

The measurement of the future net cash flows to be generated is subject to management’s reasonable expectations with respect to the Company’s future operations and future economic conditions which may affect those cash flows.

The Company has investments in land in Pawling, New York with a carrying value of $2.5 million, which management believes is less than fair value, less cost of sale  and in  Killingly, Connecticut with a carrying value of $0.4 million, which are included in Other assets in the Consolidated Balance Sheets (see Note 15(b)).

Vendor allowances. The Company accounts for vendor allowances under the guidance provided by EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” and EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Vendor allowances reduce the carrying cost of inventory unless they are specifically identified as a reimbursement for promotional programs and/or other services provided. Any such allowances received in excess of the actual cost incurred also reduce the carrying cost of inventory.

Income taxes. Income taxes are provided for based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Shipping and handling costs. Shipping and handling costs, which are included as a part of selling, general and administrative expense, amounted to $5,416,000 and $4,971,000 for the years ended December 31, 2007 and 2006, respectively.

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

Fair value of financial instruments. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate estimated fair values because of short maturities. The carrying value of short term borrowings approximates estimated fair value because borrowings accrue interest which fluctuates with changes in LIBOR or prime. The carrying value for the Company’s long-term debt, certain of which have variable interest rates, approximates fair value.

Marketable securities are carried at fair value based upon quoted market prices. Derivative instruments are carried at fair value representing the amount the Company would receive or pay to terminate the derivative.

Derivatives and hedging activities. The interest rate swap and interest rate collar entered into by Five Star in connection with its loan agreement (see Note 10) is being accounted for under SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income. Changes in the fair value of the interest rate collar are recognized in earnings. During the years ended December 31, 2007 and 2006, the Company recognized a gain of $6,000 and $15,000, respectively, as part of Other income, for changes in the fair value of the interest rate collar. The fair value of the interest rate swap amounted to $69,000 and $320,000 at December 31, 2007 and 2006, respectively, and is included in accounts payable and accrued expenses in the accompanying balance sheets.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measurement of fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants will use when pricing an asset or liability and establishes a fair value hierarchy of three levels that  prioritize the information used to develop those assumptions. The provisions of SFAS No. 157 will become effective for the Company beginning January 1, 2008. Generally, the provisions of this statement are to be applied prospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008. Management expects that the adoption of SFAS No. 157 will not have a material effect on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company does not expect that SFAS No. 159 will have any effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51” (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively for all periods presented.  Accordingly, the Company’s financial statements will be reclassified to reflect the minority interest in Five Star in accordance with this statement.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. SFAS No. 141(R), replaces SFAS No. 141, “Business Combinations”, and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact that the adoption of SFAS No. 141(R) will have on the Company’s financial statements is not presently determinable.

Income (loss) per share. Income (loss) per share for the year ended December 31, 2007 and 2006 are calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006
Basic EPS
Net income (loss)	$11,722	$(1,207)
Weighted average shares outstanding	17,450	17,829
Basic earnings (loss) per share	$0.67	$(0.07)
Diluted EPS
Net income (loss)	$11,722	$(1,207)
Weighted average shares outstanding	17,450	17,829
Dilutive effect of stock options	13
Diluted weighted average shares outstanding	17,463	17,829
Diluted earnings (loss) per share	$0.67	$(0.07)

Outstanding warrants to acquire 1,423,887 common shares issued in December 2004 were not included in the diluted computation, as their effect would be anti-dilutive. In addition, the effect on the diluted computation of outstanding options and the convertible note of Five Star was anti-dilutive and accordingly did not effect such computation.

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

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments, and accounts receivable from customers. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution.

Accumulated other comprehensive income (loss). The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31,
	2007	2006
Net unrealized gain(loss) on
available-for-sale-securities	$(36)	$4,217
Net unrealized gain on interest rate swap	33	205
Accumulated other comprehensive income (loss)
before tax	(3)	4,422
Accumulated income tax expense
related to items of other comprehensive income	(14)	(88)
Accumulated other comprehensive income (loss),
net of tax	$(17)	$4,334

3.           Acquisition of Right-Way Dealer Warehouse

On April 5, 2007, Five Star acquired substantially all the assets of Right-Way Dealer Warehouse, Inc. (“Right-Way”) for approximately $3,200,000 in cash and the assumption of liabilities in the approximate amount of $50,000. Transaction costs of approximately $200,000 were incurred by Five Star. The assets consisted primarily of approximately $1,186,000 of accounts receivable at fair value and approximately $2,213,000 of inventory at fair value. The acquisition included all of Right-Way’s Brooklyn Cash & Carry business and operations.  Five Star acquired the assets of Right-Way in order to increase its presence and market share in its current geographic area.

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

(in thousands, except per share data)

	Year ended December 31,
	2007	2006
Sales	$137,221	$156,558
Net income (loss)	11,359	(2,296)
Earnings (loss) per share
Basic and fully diluted	$0.65	$(0.13)

4.           Inventories

Inventories are comprised of the following (in thousands):

	December 31,
	2007	2006
Raw materials	410	393
Work in process	141	149
Finished goods	27,169	21,993
	$27,720	$22,535

5.           Investment in Indevus Pharmaceuticals, Inc.

Indevus Pharmaceuticals, Inc. (“Indevus”) is a biopharmaceutical company that engages in the acquisition, development, and commercialization of products to treat urological, gynecological, and men’s health conditions.

Effective April 18, 2007 (the “Effective Time”), all of the outstanding common stock of Valera Pharmaceuticals, Inc. (“Valera”), a Delaware corporation in which the Company had owned 2,070,670 shares of common stock at such time, was acquired by Indevus pursuant to the terms and conditions of an Agreement and Plan of Merger, dated as of December 11, 2006 (the “Merger Agreement”).  Pursuant to the Merger Agreement, the Company received 1.1337 shares of Indevus common stock for each share of Valera common stock held by the Company immediately prior to the Effective Time. As a result, the 2,070,670 shares of Valera common stock held by the Company were converted into an aggregate of 2,347,518 shares of Indevus common stock.  In April 2007, the Company recognized a pre-tax gain of $14,961,000 resulting from the exchange of shares.   In addition, for each share of Valera common stock held by the Company immediately prior to the Effective Time, the Company received one contingent stock right for each of three Valera product candidates in development - Supprelin-LA, a ureteral stent and VP003 (Octreotide implant) – convertible into $1.00, $1.00 and $1.50, respectively, worth of Indevus common stock to the extent specific milestones with respect to each product candidate are achieved. Thus, if all contingent milestones are achieved, the Company will receive $2,070,670, $2,070,670 and $3,106,005, respectively, worth of Indevus common stock on the date the milestones are met, at which date additional gain will be recognized. On May 3, 2007, Indevus announced that it had received FDA approval for Supprelin-LA.  Therefore, in May 2007, the Company received, 291,964 shares of Indevus common stock, and recognized an additional pre-tax gain of $2,070,670.   During the year ended December 31, 2007, the Company sold the 2,639,482 shares of Indevus on the open market, for total net proceeds of $17,598,000 and recognized a loss of $1,023,000, which is included in Investment and other loss, net.

Two related parties, Bedford Oak Partners and Mr. Jerome I. Feldman, were entitled to receive 50% of any profit received from the sale on a pro-rata basis, of 458,019 shares of Indevus common stock in excess of $3.47 per share, and participate in 50% of the profits earned on 19.51% of shares of Indevus common stock received by the Company upon conversion of the contingent stock rights, described above, if any, at such time as such shares are sold by the Company. The Company paid $922,000 to the related parties towards their profit share, upon sale of Indevus, of which $680,000 is included in Investment and other loss, net for the year ended December 31, 2007 and $242,000 was accrued for the profit share at December 31, 2006.

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

Accordingly, no provision for federal income tax is included in the accompanying Statement of Operations related to the gain on the exchange or the sale of the Indevus stock for the year ended December 31, 2007.  During the year ended December 31, 2007, the Company recorded a provision for state income tax expense of approximately $345,000 related to the gain on the exchange and the sale of the Indevus stock.

6.           Investment and other loss, net

      Investment and other loss, net is comprised of the following (in thousands):

	Year Ended
	December 31,
	2007	2006
Loss on sale of Indevus	$(1,023)
Indevus profit sharing	(680)	$(242)
Impairment of Investment in Millenium Cell.	(346)
Interest income	265	117
Other	204	112
	$(1,580)	$(13)

7.           Marketable securities

Marketable securities, which are carried at market value, is comprised of the Company’s investment in Millenium Cell Inc. (“Millennium”). Millennium is a publicly traded emerging technology company engaged in the business of developing innovative fuel systems for the safe storage, transportation and generation of hydrogen for use as an energy source. At December 31, 2007 and 2006, the Company owned 364,771 shares of comm. on stock of Millennium with a market value of $109,000 and $343,000, respectively, representing approximately a 1% ownership interest, and an unrealized loss of $36,000 and $149,000, respectively. For the year ended December 31, 2007, the Company considered their investment to be other than temporarily impaired and accordingly recorded an impairment loss of $346,000 related to such shares.

8.           Property, plant and equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2007	2006
Land	$90	$90
Buildings and improvements	2,754	3,334
Machinery and equipment	7,033	7,939
Furniture and fixtures	1,197	1,538
	11,074	12,901
Accumulated depreciation and amortization	(7,540)	(9,976)
	$3,534	$2,925

Depreciation and amortization expense for the years ended December 31, 2007 and 2006 amounting to $783,000 and $781,000, respectively.

9.           Long-term debt and short term borrowings

Long-term debt is comprised of the following (in thousands):

	December 31,
	2007	2006
MXL Pennsylvania Mortgage (a)	$1,005	$1,105

Term Loan (b)	693	377
Capital lease obligations		1
	1,698	1,483
Less current maturities	(257)	(151)
	$1,441	$1,332

a)
The loan, which is collateralized by real estate and fixtures, requires monthly repayments of $8,333 plus interest at 2.5% above the one month LIBOR rate and matures on March 8, 2011, when the remaining amount outstanding of approximately $680,000 is due in full.  The loan is guaranteed by GP Strategies, formerly the parent entity of MXL and the Company, under an agreement entered into concurrently with GP Strategies’ spin-off of these entities.

b)
On November 27, 2006,  MXL entered into a 5 year $785,000 Term Loan for the financing of machinery and equipment at 2.5% above the one month LIBOR rate, or 0.25% above the bank’s prime lending rate, as applicable.  In May 2007, the loan balance was converted to a five year Term Loan, with monthly payments of principal and accrued interest through May 2012. The Term Loan is guaranteed by the Company and collateralized by MXL’s Lancaster, Pennsylvania property.

Aggregate annual maturities of long-term debt at December 31, 2007 are as follows (in thousands):

2008	$257
2009	257
2010	257
2011	862
2012	65

Total	$1,698

10.         Short-term borrowings

Five Star

In 2003, Five Star entered into a Loan and Security Agreement (the “Loan Agreement”) with Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Lender”). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended on August 1, 2005, provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement, as amended, consist of LIBOR plus a credit spread of 1.5% (6.34% at December 31, 2007) for borrowings not to exceed $15,000,000 and the prime rate (7.25% at December 31, 2007) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At December 31, 2007 and 2006, approximately $19,303,000 and $17,664,000 was outstanding under the Loan Agreement and approximately $5,579,000 and $2,929,000 was available to be borrowed, respectively. Substantially all of Five Star’s assets (amounting to approximately $41,000,000 and $34,000,000 at December 31, 2007 and 2006, respectively, are pledged as collateral for these borrowings. Under the Loan Agreement, Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of December 31, 2007, Five Star was in compliance with the covenants, except for additions to fixed assets, for which Five Star received a waiver from the Lender.

In connection with the Loan Agreement, on June 30, 2003, Five Star entered an interest rate swap with the lender which has been designated as a cash flow hedge. Under the swap, effective July 1, 2004 through June 30, 2008, Five Star pays a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender pays to Five Star a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread of 1.5% is paid in addition to the 3.38%.

The fair value of the interest rate swap amounted to $69,000 at December 31, 2007 and $320,000 at December 31, 2006, which amounts are included in Prepaid expenses in 2007 and Other assets in 2006 in the accompanying balance sheets. Changes in the fair value of the interest rate swap were recognized in other comprehensive income.

On June 17, 2004, Five Star  entered into an interest rate collar transaction during the period from July 1, 2004 through June 30, 2008 on a notional principal of $12,000,000. The transaction consists of an interest rate floor of 2.25%, whereas if LIBOR is below 2.25%, the Lender is required to pay to Five Star the difference between LIBOR and 2.25% on the same notional principal amount. The transaction also consists of an interest rate cap of 5.75%, whereas if LIBOR is above 5.75%, Five Star Group is required to pay to the Lender the difference between LIBOR and 5.75% on the same notional principal amount. Changes in the fair value of the interest rate collar are recognized in earnings.  During the years ended December 31, 2007 and 2006, Five Star recognized gains of $6,000 and $15,000, respectively, for the changes in the fair value of the interest rate collar which are included in Investment and other loss, net.

MXL

On March 1, 2005, MXL obtained a Line of Credit Loan (the “MXL Line”) from M&T Bank with a one year term, maturing on March 1, 2006, which was extended to June 30, 2008 on the same terms. The MXL Line provided for a $1,000,000 revolving credit facility, which is secured by MXL’s eligible accounts receivable, inventory and a secondary claim on the Lancaster, Pennsylvania property. On November 27, 2006, the MXL Line was amended to provide for a $900,000 line of credit. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 2.5% or the prime rate. The MXL Line is subject to an unused commitment fee of 0.125% of the average daily unused balance of the line payable quarterly. The Company has guaranteed the MXL Line up to $785,000. At December 31, 2007 and 2006, $625,000 and $750,000, respectively, was outstanding under the MXL Line and $275,000 was available to be borrowed at December 31, 2007. The MXL Line contains certain financial covenants. As of December 31, 2007, the Company was in compliance with its covenants.

11.         Income taxes

The Company files a consolidated federal income tax return with its subsidiaries, except for Five Star, which is less than 80% owned and files its own separate consolidated federal income tax return.  In addition, the Company, Five Star and MXL file separate state and local income tax returns.

The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2007	2006
Current
Federal	$348	$353
State and local	495	173
Total current	843	526
Deferred
Federal	357	(152)
State and local	69	(47)
Total deferred	426	(199)
Total income tax expense	$1,269	$327

The deferred expense (benefit) excludes activity in the net deferred tax asset relating to tax on appreciation (depreciation) in available-for-sale securities and the interest rate swap, which is recorded directly to stockholders’ equity.

The difference between the expense for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) is as follows:

	Year Ended December 31,
	2007	2006
Federal income tax rate	34.0%	(34.0)%
State and local taxes, net of federal benefit	2.9	19.5
Non-deductible expenses	0.3	2.1
Net operating loss of the Company for which no benefit has been provided		54.7
Benefit from the utilization of the Company’s net operating loss and capital loss carryforwards	(27.8)
Other	- 0 -	(.3)
Effective tax rate	9.4%	42.0%

The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in the net deferred tax asset are summarized as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Property and equipment	$285	$247
Allowance for doubtful accounts	89	170
Accrued liabilities	507	247
Marketable securities	165	31
Investments in Valera	- 0 -	997
Net operating loss carryforward	1,173	3,165
Interest rate collar	- 0 -	2
Inventory	67	365
Equity-based compensation	17	- 0 -
Capital loss carryforward	- 0 -	414
Gross deferred tax assets	2,303	5,638
Less: valuation allowance	(1,805)	(4,719)
Deferred tax assets after valuation allowance	498	919
Deferred tax liabilities:	-	-
Investment in subsidiary	279	279
Interest rate swap	28	128
Deferred tax liabilities	307	407
Net deferred tax asset	191	512

As of December 31, 2007, the Company has net operating loss carryforwards of approximately $3,000,000, which expire from 2017 to 2026.

Under SFAS No. 109, a valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance was decreased by approximately $2.9 million and $0.9 million during 2007 and 2006, respectively.

If the Company increases its ownership to at least 80% of Five Star’s common stock, Five Star would become, for federal tax purposes, part of the affiliated group of which the Company is the common parent. As a member of such affiliated group, Five Star would be included in the Company’s consolidated federal income tax returns, Five Star’s income or loss would be included as part of the income or loss of the affiliated group and any of Five Star’s income so included might be offset by the consolidated net operating losses, if any, of the affiliated group. Five Star has entered into a tax sharing agreement pursuant to which Five Star will make tax sharing payments to the Company once Five Star becomes a member of the consolidated group equal to 80% of the amount of taxes Five Star would pay if Five Star were to file separate consolidated tax returns but did not pay as a result of being included in the Company’s affiliated group.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”). This interpretation was issued in July 2006 to clarify the uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As required by FIN 48, the Company applied the “more-likely-than-not” recognition threshold to all tax provisions, commencing at the adoption date, which resulted in no unrecognized tax benefits as of such date or December 31, 2007. Accordingly, the adoption of FIN 48 had no effect on the Company’s 2007 financial statements. Pursuant to FIN 48, the Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as interest and other expense, respectively, in the consolidated statement of operations.

The Company files income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, the 2004 through 2007 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, the 2003 through 2007 tax years remain open for examination by the tax authorities under a four year statute of limitations.

Prior to November 24, 2004, the date the Company was spun-off by its parent GP Strategies, MXL was included in GP Strategies consolidated federal income tax return.  Under the Internal Revenue Code's consolidated return regulations, each member of GP Strategies consolidated group (including MXL) is jointly and severally liable for the consolidated federal income tax liabilities. GP Strategies, the Company and their respective subsidiaries entered into a Tax Sharing Agreement that defines the parties' rights and obligations with respect to deficiencies and refunds of federal, state and other taxes relating to the Company's business for tax years prior to the spin-off and with respect to certain tax attributes of the Company after the spin-off.

12.         Capital Stock

The Company’s Board of Directors without any vote or action by the holders of common stock is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At December 31, 2007, the Company had repurchased 1,528,462 shares of its common stock for $3,458,000.

13.         Incentive stock plans and stock based compensation

The Company and Five Star have stock-based compensation plans for employees and non-employee members of their respective Boards of Directors. The plans provide for discretionary grants of stock options, restricted stock shares, and other stock-based awards. The Company’s plans are administered by the Compensation Committee of the Board of Directors, consisting of non-employee directors, and the Five Star plans are administered by Five Star’s entire Board of Directors.

Company Stock Option Plan

On November 3, 2003, GP Strategies, which at the time was the Company’s parent, adopted an Incentive Stock Plan (the “2003 Plan”) under which 1,750,000 shares of the Company’s common stock are available for grant to employees, directors and outside service providers.  The 2003 Plan permits awards of incentive stock options, nonqualified stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of the Company’s common stock.  The term of any option granted under the 2003 Plan will not exceed ten years from the date of grant and, in the case of incentive stock options granted to a 10% or greater holder in the total voting stock of the Company, three years from the date of grant.  The exercise price of any option will not be less than the fair market value of the Common Stock on the date of grant or, in the case of incentive stock options granted to a 10% or greater holder in the total voting stock, 110% of such fair market value.

On March 1, 2007, the Company’s Board of Directors approved and adopted an amendment, subject to stockholder approval (the “Amendment”), to the 2003 Plan increasing the aggregate number of shares of Company common stock issuable under the 2003 Plan from 1,750,000 shares to 3,500,000 shares (subject to adjustment as provided in the 2003 Plan), and increasing the per person annual limitation in the 2003 Plan from 250,000 shares to 2,500,000 shares.  The Amendment was approved in December 2007 at the Company’s 2007 Annual Stockholders Meeting.

In March 2007, the Company granted an aggregate of 3,200,000 nonqualified stock options to officers and directors under the 2003 Plan, of which 632,830 were granted under the terms of the 2003 Plan as presently approved by the Company’s stockholders and the remainder were granted subject to shareholder approval of the amendments referred to below.  The Company determined the estimated aggregate fair value of the 632,830 options which were not subject to shareholder approval on the date of grant and  upon shareholder approval , which under SFAS 123R is considered the date of grant, determined the estimated aggregate fair value of the remaining 2,567,170 options. On July 30, 2007, the Company granted an aggregate of 150,000 non-qualified stock options under the 2003 Plan.

On July 30, 2007, the Board of Directors adopted the National Patent Development Corporation 2007 Incentive Stock Plan (the “2007 NPDC Plan”), subject to shareholder approval.  The 2007 NPDC Plan was approved by the Company’s stockholders in December 2007 at the Company’s 2007 Annual Stockholders Meeting.  As of December 31, 2007 no awards have been granted under the 2007 NPDC Plan.

The 2007 Stock Plan provides that the Compensation Committee of the Board of Directors may grant to those individuals who are eligible under the terms of the 2007 Stock Plan incentive stock options, nonqualified stock options, performance shares, stock appreciation rights, restricted stock and other incentives payable in cash or in shares of common stock.  Such grants may be made to employees, officers and directors of the Company or its subsidiaries as well as to consultants, agents, advisors and independent contractors of the Company or its subsidiaries for certain bona fide services rendered.  The number of shares of common stock reserved and available for awards under the 2007 Stock Plan (subject to certain adjustments as provided therein) is 7,500,000.

A summary of the Company’s stock option activity as of December 31, 2007, and changes during the year then ended, which includes option activity described above,  is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	-
Granted	3,350,000	$2.49
Exercised
Forfeited or expired
Outstanding at December 31, 2007	3,350,000	2.49	9.2	$768,000	*
Exercisable at December 31, 2007	133,000	$2.49	9.2	$32,000	*
________________________
*The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The weighted average grant-date fair value of the options granted during 2007 was $0.82 per share.

The fair value of each option award granted during 2007 was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

Dividend yield	0%
Expected volatility	46.90%
Risk-free interest rate	3.46%
Expected life (in years)	4

 The Company took into consideration guidance contained in SFAS No. 123R and SAB No. 107 when reviewing and developing assumptions for the 2007 grants. The weighted average expected life for 2007 grants of 4 years reflects the alternative simplified method permitted by SAB No. 107, which defines the expected life as average of the contractual term of the option and the weighted-average vesting period for all option tranches. Expected volatility for the 2007 options grants is based on historical volatility over the same number of years as the expected life, prior to option grant date.

As of December 31, 2007, there was $1,959,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 2.2 years.

Five Star Stock Option Plans

Five Star has adopted the Five Star Products, Inc. 1994 Stock Option Plan, effective August 5, 1994 (the “1994 Plan”). The 1994 Plan, which was amended on January 1, 2002, provides for 4,000,000 shares of common stock to be reserved for issuance, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, reclassifications or other capital adjustments. Unless designated as “incentive stock options” intended to qualify under Section 422 of the Internal Revenue Code, options granted under the Stock Option Plan are intended to be nonqualified options. Although certain outstanding options have been granted under the 1994 Plan, options may no longer be granted under the plan.

On March 1, 2007, the Board of Directors of Five Star adopted the Five Star Products, Inc. 2007 Incentive Stock Plan (the “2007 Plan”), which was approved by the shareholders of Five Star in December 2007. Based upon the Company’s intent to vote its shares of Five Star in favor of the 2007 Plan, which assured its approval, the financial effect of all options and restricted stock granted under the 2007 Plan was reflected as if shareholder approval had been obtained prior to the date of the Plan’s approval by shareholders. Under the 2007 Plan, Five Star may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units, and other incentives payable in cash or in shares of Five Star’s common stock to officers, employees or members of the Board of Directors of Five Star and its subsidiaries. Five Star is authorized to grant an aggregate of 2,500,000 shares of Five Star’s common stock under the 2007 Plan.  Five Star may issue new shares or use shares held in treasury to deliver shares for equity grants or upon exercise of non-qualified stock options.

On October 18, 2006, Five Star granted options to the Chief Executive Officer of Five Star Group, to purchase 400,000 shares of Company common stock at an exercise price equal to $0.18, the average of the closing bid and asked prices of the common stock on that date. The options were to vest upon Five Star meeting certain EBITDA targets for 2007 and the following two years and upon his continued employment with Five Star, as well as shareholder approval of the 2007 Plan. Achievement of performance criteria was determined as less then probable at December 31, 2006 and therefore no compensation expense was recognized. The EBITDA target and exercise price were modified in March 2007, as described below, effectively creating a new instrument and a new fair value for measurement of compensation.

On March 2, 2007, Five Star granted options under the 2007 Plan to purchase an aggregate of 250,000 shares of Five Star common stock to an Executive Vice President of Five Star Group, and another employee, and increased the exercise price and modified the EBITDA target of the 400,000 options granted to the Chief Executive Officer on October 18, 2006 as described above. The exercise price of the 650,000 options granted was equal to $0.38, the average of the closing bid and asked prices of Five Star common stock on March 2, 2007. The options vest if Five Star meets certain EBITDA targets for 2007 and the following two years, and are contingent upon continued employment with Five Star.  Five Star determined the estimated aggregate fair value of these options to be $185,000 based on the Black-Scholes valuation model. At December 31, 2007, it was determined that the performance criteria was met.  Therefore compensation expense of $51,000 was recognized with respect to these performance based criteria options for the year ended December 31, 2007.

On July 17, 2007, Five Star granted options under the 2007 Five Star Plan to purchase 125,000 shares of the Company’s common stock to an executive officer of Five Star.  The exercise price of the 125,000 options was equal to $0.78, the average of the closing bid and asked prices of the common stock on July 17, 2007.  The options will vest if Five Star meets certain EBITDA targets over the next three years provided that the executive officer continues to be an employee of Five Star. Five Star determined that the performance criteria were met at December 31, 2007.   Five Star determined the estimated aggregate fair value of these options on the date of grant to be $ 62,000 based on the Black-Scholes valuation model and recorded compensation expense of $ 9,000 for the year ended December 31, 2007.

On April 5, 2007, Five Star granted the former principal of Right-Way (see Note 3) an option covering 200,000 shares of Five Star’s common stock with an exercise price of $ 0.75 under the 2007 Plan, subject to shareholder approval of the 2007 Plan. The options will vest if Five Star meets certain EBITDA targets over the next three years and upon the former principal’s continued employment with Five Star. Five Star determined the estimated aggregate fair value of these options on the date of grant to be $97,000 based on the Black-Scholes valuation model.  At December 31, 2007, Five Star determined that it met the 2007 EBITDA targets and, accordingly, recorded a charge of $24,000 for the year ended December 31, 2007.

The weighted-average grant-date fair value of options granted and modified during years ended December 31, 2007 and 2006 was $.33 and $.17, respectively.

Activity relating to stock options granted by Five Star:
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2005	1,100,000	$0.14
Granted	400,000	0.18
Expired	(450,000)	0.14
Options outstanding at December 31, 2006	1,050,000	0.16	1.2	$148,500	(*)
Granted	575,000	0.43
Exercised	(200,000)	0.16
Forfeited or expired	(450,000)	0.14
Options outstanding at December 31, 2007	975,000	0.51	9.2	$201,500	(*)
Options vested and expected to vest	325,000	0.51	9.2	$61,167	(*)
Options exercisable at December 31, 2007	0

*The intrinsic value of stock options is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of options exercised during the year ended December 31, 2007 was $124,000.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006

Dividend yield	0%	0%
Expected volatility	106%	166%
Risk-free interest rate	4.55%	5
Expected life (in years)	3.8	4

During 2007 and 2006, Five Star took into consideration guidance contained in SFAS No. 123R and SAB No. 107 when reviewing and developing assumptions for 2007 and 2006 grants. The weighted average expected life for 2007 and 2006 grants of 3.8 and 4 years, respectively, reflects the alternative simplified method permitted by SAB No. 107, which defines the expected life as average of the contractual term of the option and the weighted-average vesting period for all option tranches. Expected volatility for the 2007 and 2006 options grants is based on historical volatility over the same number of years as the expected life, prior to option grant date.

As of December 31, 2007, there was $259,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 2.2 years.

On March 2, 2007, Five Star granted its President and Chief Executive Officer, 1,000,000 shares of restricted stock, valued at $0.38 per share ($380,000), which will vest if Five Star meets certain EBITDA targets for 2007 and the following two years, contingent upon his continued employment with the Company and Five Star.  At December 31, 2007, Five Star determined that achievement of the performance criteria was met and therefore compensation expense of $106,000 was recognized for the year ended December 31, 2007. At December 31, 2007, $274,000 remains to be charged over the lesser of the remaining 26 months or the term of employment.

See Note 18(a).

14.        Other benefit plans

Five Star Employee Benefit Plan

Five Star maintains a 401(k) Savings Plan (the “Savings Plan”) for employees who have completed one year of service. The Savings Plan permits pre-tax contributions to the Savings Plan of 2% to 50% of compensation by participants pursuant to Section 401(k) of the Internal Revenue Code. Five Star matches 40% of the participants’ first 6% of compensation contributed, not to exceed an amount equivalent to 2.4% of that participant’s compensation.

The Savings Plan is administered by a trustee appointed by the Board of Directors of Five Star and all contributions are held by the trustee and invested at the participants’ directions in various mutual funds. Five Star’s expense associated with the Savings Plan was approximately $137,000 and $125,000 for the years ended December 31, 2007 and 2006, respectively.

MXL Employee Benefit Plan

MXL maintains a 401(k) Savings Plan, the MXL Industries, Inc. Retirement and Savings Plan (the “MXL Plan”), for employees who have completed at least one hour of service coincident with the first day of each month. The MXL Plan permits pre-tax contributions by participants. The Company matches up to 50% of the participants’ first 7% of compensation contributed. The Company also matches participants’ contributions in shares of Company common stock. During the years ended December 31, 2007 and 2006, the Company contributed 19,161 and 35,105 shares of common stock with a value of approximately $48,000 and $56,000, respectively as a matching contribution to the MXL Plan.

15.         Commitments and Contingencies

(a)           Five Star has several noncancellable leases for real property and machinery and equipment. In addition MXL has a noncancellable lease for real property. Such leases expire at various dates with, in some cases, options to extend their terms. As of December 31, 2007, minimum rentals under long-term operating leases are as follows (in thousands):

	Real Property	Machinery & Equipment	Total
2008	$2,233	$1,004	$3,237
2009	727	700	1,427
2010	325	350	675
2011	325	100	425
2012	81		81
Total	$3,691	$2,154	$5,845

Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense was approximately $3,964,000, and $3,132,000 for the years ended December 31, 2007 and 2006, respectively. GP Strategies has guaranteed the leases for Five Star’s New Jersey and Connecticut warehouses, having annual rentals of approximately $1,600,000 and expiring in the first quarter of 2009. In March 2008, Five Star extended the New Jersey lease for 12 months, removed the guarantee by GP Strategies, and replaced it with a guarantee by the Company. The landlord at Five Star’s Connecticut facility has the option to cancel the lease if there is a signed contract to sell the building, upon six months written notice.

(b)         In connection with its land investments, the Company has certain ownership interests in several dams and related reservoirs located in the State of Connecticut.  Under relevant Connecticut law, the Company is responsible for maintaining the safety of these dams.  The Company has been notified by certain landowners adjoining one of the reservoirs that the water level in the reservoir has decreased; allegedly causing harm to such landowners.  While the Company is currently investigating the cause of the decline in the water level, it does not presently know the cause of the decrease in water level or have any reasonable estimation of the cost of repairs, if any, that may be required.  Further, the Company cannot presently determine the extent of its legal liability, if any, with respect to the landowners.  The Company has not received any claims with respect to any of the other reservoirs.  The Company cannot reasonably estimate at this time the costs which may be incurred with respect to this matter and while these costs could be material to the Company’s results of operations in the period incurred, based upon the present state of its knowledge, the Company has no reason to believe that these costs will be material to its financial position.  No amounts have been provided for this matter in the accompanying financial statements.

(c)      The Notes issued by GP Strategies with an outstanding balance of $2,885,000 at December 31, 2007 are secured by a non-recourse mortgage on the property located in Pawling, New York (the “Pawling Property”) which was transferred to MXL.  MXL has no liability for repayment of the Notes or any other obligations of GP Strategies. If there is a foreclosure on the mortgage for payment of the Notes, GP Strategies has agreed to indemnify MXL for loss of the value of the Pawling Property.

(d)      On July 30, 2004, pursuant to the spin-off agreement, GP Strategies agreed to make an additional capital contribution to the Company equivalent to a portion of the proceeds (net of litigation expenses and taxes incurred, if any), received with respect to certain claims. In connection therewith, in 2005, GP Strategies settled its remaining claims and made additional capital contributions to the Company. With respect to $1,201,000 of contributions GP Strategies did not transfer cash to the Company but instead offset the management fee charges due from the Company against the payable to the Company (see Note 17 (b)). At December 31, 2007, there was no payable remaining.

GP Strategies’ original fraud action included MCI Communications Corporation (MCI) as a defendant. The fraud action against MCI had been stayed as a result of MCI’s bankruptcy filing. On December 13, 2005, the Bankruptcy Court heard arguments on a summary judgment motion that MCI had made before filing for bankruptcy. On August 21, 2007, the Court granted the motion in part and denied the motion in part, letting the action proceed. GP Strategies will contribute to the Company 50% of any proceeds received in the future, net of legal fees and taxes, with respect to the claims.

(e)      The Company and its subsidiaries are from time to time involved in litigation arising out of the ordinary course of business. It is the view of management that the ultimate resolution of the only presently pending lawsuit (which is for a health related claim based on the alleged use of a product claimed to be distributed by Five Star) should not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

16.         Segment Information

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

The Five Star Segment distributes paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products on a regional basis. The following tables set forth the sales and operating profit attributable to each line of business (in thousands):

	Year Ended December 31,
	2007	2006
Sales
MXL	$9,174	$8,996
Five Star	123,713	108,088
	$132,887	$117,084
Operating profit (loss)
MXL	$446	$419
Five Star	3,723	2,207
Corporate and other	(4,485)	(1,825)
	$(316)	$801

Additional information relating to the Company’s business segments is as follows (in thousands):

	December 31,
	2007	2006

Total assets	$25,430	$19,881
MXL	36,171	29,885
Five Star	3,104	3,468
Corporate and other	$64,705	$53,234

	Year Ended December 31,
	2007	2006
Additions to property, plant, and equipment
MXL	$574	$367
Five Star	663	254
Corporate and other	155
	$1,392	$621
Depreciation and amortization
MXL	$383	$459
Five Star	360	322
Corporate and other	40
	$783	$781

For the years ended December 31, 2007 and 2006, no customer accounted for 10% or more of the Company’s sales. MXL’s largest three customers comprised approximately 13%, 13% and 11%, respectively, of its total sales in 2007.

Information about the Company’s net sales in different regions, which are attributable to countries based upon location of customers, is as follows (in thousands):

	Year Ended December 31,
	2007	2006
United States	$130,922	$115,113
Far East	1,304	1,372
Other	661	599
	$132,887	$117,084

All assets of the Company are in the United States.

17.         Related party transactions

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

As a result of the acquisition of Valera by Indevus (see Note 5) this obligation presently relates to the sale of Indevus shares by the Company. From June 2007 through and including September 12, 2007, the Company sold, in a series of open market transactions, all of the 2,639,482 shares of Indevus common stock held by the Company for an aggregate of approximately $17,598,000, net of commissions and brokerage fees.  The November 12, 2004 agreement among the Company, Bedford Oak Partners and Mr. Feldman provides for Bedford Oak Partners and Mr. Feldman to (i) receive 50% of any amount in excess of $3.47 per share which is received by the Company upon the sale of Indevus common stock and (ii) participate in 50% of the profits earned on 19.51% of shares of Indevus common stock received by the Company upon conversion of the contingent stock rights, described below, if any, at such time as such shares are sold by the Company.  The aggregate amount paid in 2007 towards the profit sharing was $922,000.

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

 b)           Concurrently with its spin-off from GP Strategies, the Company and GP Strategies entered into a management agreement under which certain of the Company’s executive officers who were also executive officers of GP Strategies were paid by GP Strategies subject to reimbursement by the Company. Additionally, GP Strategies provided support with respect to corporate federal and state income taxes, corporate legal services, corporate secretarial administrative support, and executive management consulting.  The agreement terminated on November 24, 2007.

Expenses incurred by the Company under this agreement were $335,000 and $925,000 for the years ended December 31, 2007 and 2006, respectively, which includes approximately 80% of the cost of the compensation and benefits required to be provided by GP Strategies to Jerome Feldman, who served as the Company’s Chief Executive Officer until May 31, 2007.

The receivable from GP Strategies, is non-interest bearing. Transactions affecting the receivable, together with the average balances, follow (in thousands):

	Year Ended December 31,
	2007	2006
Balance at beginning of period	$251	$1,142
Management fee and other charges from GP Strategies	(251)	(891)
Balance at end of period	$0	$251
Average balance	$11	$729

Scott N. Greenberg, a director of the Company, serves as the Chief Executive Officer and a director of GP Strategies. Harvey P. Eisen, the Chairman and Chief Executive Officer of the Company, also serves as the non-executive Chairman of the Board of GP Strategies.

(c)      On April 5, 2007, Five Star, in connection with its acquisition of Right-Way entered into a lease for a warehouse with a company owned by the former principal of Right-Way who presently serves as an officer of Five Star.  The lease has an initial term of five years with two successive five-year renewal options and provides for an annual rent of $325,000, subject to adjustment. Rent expense for the warehouse for the year ended December 31, 2007 was $217,000.  Five Star also has an option to purchase the warehouse at any time during the initial term of the lease for $7,750,000, subject to 3% annual adjustment.

18.         Stockholders equity

(a)      Mr. S. Leslie Flegel was named a director of the Company on March 2, 2007 and on March 1, 2007 was appointed as Chairman and elected as a director of Five Star.  Effective March 2, 2007, Mr. Flegel entered into a three-year agreement with Five Star (the “FS Agreement”) which provides for an annual fee of $100,000 and reimbursement (i) for all travel expenses incurred in connection with his performance of services for Five Star and (ii) beginning in November 2007, for up to $125,000 per year of the cost of maintaining an office. In addition, pursuant to the FS Agreement, Mr. Flegel was issued 2,000,000 shares of Five Star common stock, all of which are fully vested and not subject to forfeiture.  The 2,000,000 shares were valued at $720,000 based on the closing price of Five Star’s common stock on March 2, 2007. Such amount is to be charged to compensation expense over the term of the FS Agreement. The charge for the year ended December 31, 2007 was $200,000. At December 31, 2007 the unrecognized compensation was $520,000 of which $240,000 is included in Prepaid expenses and other current assets and $280,000 is included in Other assets. In addition, the Company recognized a gain of $1,000 on the reduction in ownership interest of Five Star at the time of issuance. The issuance of the Five Star shares reduced the Company’s ownership of Five Star from 64% to 58%, which was further reduced to 57% at December 31, 2007, by issuance of common shares pursuant to exercise of options.

On March 2, 2007, the Company and Mr. Flegel entered into an agreement pursuant to which the Company sold Mr. Flegel 200,000 shares of the Company’s common stock for $480,000 ($2.40 per share).  The agreement gave Mr. Flegel the right to exchange any or all of the 200,000 shares of the Company’s common stock into shares of Five Star common stock held by the Company at the fixed rate of six shares of Five Star common stock for each share of Company common stock. The value of the option to convert the Company’s stock held by Mr. Flegel into shares of Five Star  which amounted to $264,000, has been valued using a Black Sholes formula and recognized as compensation expense by Five Star over the three year term of the FS Agreement. For the year ended December 31, 2007, Five Star recognized compensation expense of approximately $73,000 in connection with the options.  In addition, as the exchange rights if exercised would require the Company to effectively surrender net assets to redeem common stock, the Company accounted for the issuance of the 200,000 shares as temporary equity at an amount equivalent to the carrying value of Five Star’s equity that could be acquired by the holder of such shares ($493,000 at December 31, 2007).

On March 25, 2008, Mr. Flegel resigned as director and Chairman of the Board of Five Star, and as a director of the Company, effective immediately. In connection with Mr. Flegel’s resignation, Five Star, the Company and Mr. Flegel entered into an agreement, dated March 25, 2008, pursuant to which Mr. Flegel sold to the Company (i) 200,000 shares of the Company’s common stock, which was exchangeable into 1,200,000 shares of Five Star common stock owned by the Company, at $3.60 per share, which equates to $0.60 per share of Five Star common stock had Mr. Flegel exercised his right to exchange these shares of the Company’s common stock into shares of Five Star common stock and (ii) 1,698,336, shares of Five Star’s common stock at $0.60 per share.  In addition, Mr. Flegel’s children and grandchildren agreed to sell to the Company an additional 301,664 shares Five Star’s Common Stock at $0.60 per share.  Non cash compensation expense of approximately $1,100,000 will be recorded by Five Star in the first quarter of 2008 related to the above transactions.  Five Star’s Loan Agreement was amended in March 2008 to exclude non-cash charges related to any equity instruments (common stock, options and warrants) issued to any employee, director, or consultant from the covenant calculations (see Note 10).

The agreement also contained one-year non-compete, standstill and non-solicitation provisions. In addition, the FS Agreement was terminated.

(b)      As of December 31, 2007 warrants were outstanding to acquire 1,423,887 shares of the Company’s common stock at $3.57 per share. The warrants expire in August 2008. These warrants were issued in connection with the Notes issued by GP Strategies (see Note 15(c)).

The exercise price of these warrants are $3.57 per share, which represented 160% of the average closing price of the Company’s common stock over the 20 consecutive trading days commencing on the record date of the spin-off. These warrants are exercisable at any time through August 2008 and have anti-dilution provisions similar to those of the GP Warrants. The Company provided the holders of these warrants with registration rights similar to those provided by GP Strategies to the holders of the GP Warrant.

19.        Accounts payable and accrued expenses

Accounts payable and accrued expenses are comprised of the following at December 31, (in thousands):

	December 31,
	2007	2006
Accounts payable	$8,051	$7,059
Accrued expenses	3,846	2,116
Other	1,633	803
	$13,530	$9,978

20.        Valuation and qualifying accounts

The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31 (in thousands):

	2007	2006
Balance at beginning of year	$566	$480
Charged (credited) to expense	123	(73)
Uncollectible accounts written off, net of recoveries	(277)	159
Balance at end of year	$412	$566

Item  9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                 Controls and Procedures

 “Disclosure controls and procedures” are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These controls and procedures are designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) as of December 31, 2007.  Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of such time.

The Company’s principal executive officer and principal financial officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company, including its principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on their assessment using those criteria, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Item 9B.                  Other Information

None

PART III

Item 10.                  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders under the captions “Directors and Executive Officers”, “Corporate Governance”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Audit Committee.”

Item 11.                  Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to shares of Company common stock that may be issued under existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	3,350,000	$2.49	7,650,000
Equity compensation plans not approved by security holders	―	―	―
Total	3,350,000	$2.49	7,650,000

(1)
Consists of (i) the 2003 Stock Plan, as amended, which was originally adopted by the Board of Directors and approved by the sole stockholder of the Company on November 3, 2003 and the amendment to which was approved by the Board of Directors of the Company on March 1, 2007 and by the stockholders of the Company on December 20, 2007; and (ii) the 2007 Incentive Stock Plan, which was approved by the Board of Directors on July 30, 2007 and by the stockholders of the Company on December 20, 2007.

Additional information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders under the caption “Stock Ownership of Management and Principal Stockholders”.

Item 13.                  Certain Relationships and Related Transactions, and Director Independence

This information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders under the captions “Certain Transactions with Management” and “Director Independence”.

Item 14.                  Principal Accountant Fees and Services

The information regarding principal accountant fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is incorporated by reference to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.                  Exhibits and Financial Statement Schedules

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

NATIONAL PATENT DEVELOPMENT CORPORATION

Date: March 31 2008	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ HARVEY P. EISEN	Chairman, President and Chief Executive Officer	March 31, 2008
Harvey P. Eisen	(Principal Executive Officer)
/s/ JOHN C. BELKNAP	Vice President and Director	March 31, 2008
John C. Belknap
/s/ LAWRENCE G. SCHAFRAN	Director	March 31, 2008
Lawrence G. Schafran
/s/ TALTON R. EMBRY	Director	March 31, 2008
Talton R. Embry
/s/ SCOTT N. GREENBERG	Director	March 31, 2008
Scott N. Greenberg
/s/ IRA J. SOBOTKO	Vice President, Finance	March 31, 2008
Ira J. Sobotko	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.			Description

2
Form of Distribution Agreement between GP Strategies Corporation and the Registrant (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form S-1, Registration No. 333-118568 filed with the SEC on August 26, 2004)

3	(i)
Form of Amended and Restated Certificate of Incorporation of National Patent Development Corporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-1, Registration No. 333-118568 filed with the SEC on August 26, 2004)

3	(ii)
Amended and Restated Bylaws of National Patent Development Corporation (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form S-1, Registration No. 333-118568 filed with the SEC on August 26, 2004)

4.1
Form of certificate representing shares of common stock, par value $0.01 per share, of National Patent Development Corporation (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form S-1, Registration No. 333-118568 filed with the SEC on August 26, 2004)

4.2
Form of National Patent Development Corporation Warrant Certificate dated August 14, 2003 (incorporated herein by reference to Exhibit 10.03 to GP Strategies Corporation Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 19, 2003)

10.1		#
Form of Management Agreement between GP Strategies Corporation and the Registrant (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-1, Registration No. 333-118568 filed with the SEC on August 26, 2004)

10.2		#
Amendment, dated July 1, 2005, to the Management Agreement dated July 30, 2004, between GP Strategies Corporation and the Registrant (incorporated herein by reference to Exhibit 10.7 to GP Strategies Form 10-Q for the quarter ended June 30, 2005 filed with the SEC on August 9, 2005)

10.3		#
Form of Management Agreement between the Registrant and GP Strategies Corporation (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-1, Registration No. 333-118568 filed with the SEC on August 26, 2004)

Exhibit No.		Description

10.4	#
Termination Agreement, dated June 30, 2005, of the Management Agreement dated July 30, 2004, between the Registrant and GP Strategies Corporation (incorporated herein by reference to Exhibit 10.8 to GP Strategies Form 10-Q for the quarter ended June 30, 2005 filed with the SEC on August 9, 2005)

10.5
Financing and Security Agreement dated August 13, 2003 by and between General Physics Corporation, MXL Industries, Inc. and Wachovia Bank, National Association (incorporated herein by reference to Exhibit 10.10 to GP Strategies Corporation Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 19, 2003)

10.6
Form of Tax Sharing Agreement between GP Strategies Corporation and the Registrant (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-1, Registration No. 333-118568 filed with the SEC on August 26, 2004)

10.7
Note and Warrant Purchase Agreement, dated as of August 8, 2003, among GP Strategies Corporation, the Registrant, MXL Industries, Inc., Gabelli Funds, LLC, as Agent, and the Purchasers listed in Schedule 1.2 thereof  (incorporated herein by reference to Exhibit 10 to GP Strategies Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 19, 2003)

10.8
Registration Rights Agreement dated August 14, 2003 between the Registrant and Gabelli Funds, LLC (incorporated herein by reference to Exhibit 10.06 to GP Strategies’ Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 19, 2003)

10.9
Mortgage, Security Agreement and Assignment of Leases dated August 14, 2003, between GP Strategies Corporation and Gabelli Funds, LLC (incorporated herein by reference to Exhibit 10.04 to GP Strategies Corporation Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 19, 2003)

10.10
Indemnity Agreement dated August 14, 2003 by GP Strategies Corporation for the benefit of the Registrant and MXL Industries, Inc. (incorporated herein by reference to Exhibit 10.07 to GP Strategies Corporation Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 19, 2003)

10.11	#
National Patent Development Corporation 2003 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form S-1, Registration No. 333-118568 filed with the SEC on August 26, 2004)

Exhibit No.		Description

10.12	#
Employment Agreement, dated as of November 28, 2001, between Charles Dawson and Five Star Group, Inc. (incorporated herein by reference to Exhibit 10.12 to Five Star Products, Inc. Form 10-K for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

10.13
Loan and Security Agreement dated as of June 20, 2003 by and between Five Star Group, Inc. and Fleet Capital Corporation (incorporated herein by reference to Exhibit 10.1 to Five Star Products, Inc. Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003)

10.14
First Modification Agreement dated as of May 28, 2004 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender (incorporated herein by reference to Exhibit 10.11 to Five Star Products, Inc. Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005)

10.15
Second Modification Agreement dated as of March 22, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender. (incorporated herein by reference to Exhibit 10.12 to Five Star Products, Inc. Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005)

10.16
Third Modification Agreement dated as of June 1, 2005 by and between Five Star Group, Inc. as borrower and fleet Capital Corporation, as Lender. (incorporated herein by reference to Exhibit 10.1 to Five Star Products, Inc. Form 10-Q for the quarter ended June 30, 2005 filed with the SEC on August 12, 2005)

10.17
Fourth Modification Agreement dated September 26, 2005, but effective as of August 1, 2005, by and between Five Star Group, Inc., as borrower and Fleet Capital Corporation, as Lender (incorporated herein by reference to Exhibit 10.1 to Five Star Products, Inc. Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 15, 2005)

10.18
Fifth Modification Agreement dated November 14, 2005 - Waiver of minimum Fixed Charge Coverage Ratio requirement for the three months ended September 30, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the third quarter ended September 30, 2005)

Exhibit No.	Description

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

10.26
Credit Agreement dated March 8, 2001 by and between Allfirst Bank and MXL Industries, Inc. (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Form S-1, Registration No. 333-118568 filed with the SEC on August 26,  2004)

Exhibit No.		Description

10.27
Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing  dated June 26, 2001 by MXL Industries, Inc. to LaSalle Bank National Association  (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Form S-1,  Registration No. 333-118568 filed with the SEC on August 26, 2004)

10.28
Credit Agreement dated March 1, 2005 by and between M&T  Bank and MXL Industries, Inc. (incorporated herein by  reference to Exhibit 10.22 to the Registrant’s Form 10-K  for the year ended December 31, 2004 filed with the SEC  on May 2, 2005)

10.29
Continuing Guaranty Agreement dated March 1, 2005 by the Registrant for the benefit of M&T Bank. (incorporated  herein by reference to Exhibit 10.23 to the Registrant’s  Form 10-K for the year ended December 31, 2004 filed with  the SEC on May 2, 2005)

10.30
Amended and Restated Investor Rights Agreement dated as  of May 30, 2003 by and among Hydro Med Sciences and  certain Institutional Investors (incorporated herein by  reference to Exhibit 10.34 to GP Strategies’ Form 10-K  for the year ended December 31, 2003 filed with the SEC on April 14, 2004)

10.31
Amended and Restated Investor Right of First Refusal and Co-Sale Agreement dated as of May 30, 2003 by and among Hydro Med Sciences, Inc. and certain Institutional Investors (incorporated herein by reference to Exhibit 10.35 to the GP Strategies’ Form 10-K for the year ended December 31, 2003 filed with the SEC on April 14, 2004)

10.32
Stock Purchase Option Agreement dated as of June 30, 2004 by and among GP Strategies Corporation, National Patent Development Corporation, Valera Pharmaceuticals Inc. and certain Institutional Investors (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Form S-1, Registration No. 333-118568 filed with the SEC on August 26, 2004)

10.33	#
Note Purchase Agreement dated as of November 12, 2004 by and between the Registrant, MXL Industries, Inc., Bedford Oak Partners L.P. and Jerome Feldman (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2004 filed with the SEC on April 15, 2005)

10.34
The Registrant’s 6% Secured Note due 2009 dated as of November 12, 2004 (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Form 10-K for the year ended December 31, 2004 filed with the SEC on April 15, 2005)

Exhibit No.		Description

10.35
Release and Settlement Agreement dated as of July 8, 2005 by and between AOtec, LLC and MXL Industries, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 14, 2005)

10.36	#	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2006)

10.37
Amended and Restated Convertible Promissory Note dated June 30, 2005 between Five Star Products, Inc. and JL Distributors, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.38
Registration Rights Agreement, dated as of March 2, 2007, between Five Star Products, Inc. and JL Distributors, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.39	#
Agreement, dated as of March 2, 2007, between Five Star Products, Inc. and Leslie Flegel (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.40	#
Registration Rights Agreement, dated as of March 2, 2007, between Five Star Products, Inc. and Leslie Flegel (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.41	#
Purchase Agreement, dated as of March 2, 2007, between National Patent Development Corporation and Leslie Flegel (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.42	#
Registration Rights Agreement, dated as of March 2, 2007, between National Patent Development Corporation. and Leslie Flegel (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.43	#
Restricted Stock Agreement, dated as of March 2, 2007, between Five Star Products, Inc. and John Belknap (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

Exhibit No.		Description

10.44	#
Registration Rights Agreement, dated as of March 2, 2007, between Five Star Products, Inc. and John Belknap (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.45	#
Non-Qualified Stock Option Agreement, dated March 1, 2007, between the Registrant and Harvey P. Eisen (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by the Registrant with the SEC on March 7, 2007)

10.46	#
Stock Option Agreement, dated March 1, 2007, between National Patent Development Corporation and John Belknap (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.47	#
Stock Option Agreement, dated March 1, 2007, between National Patent Development Corporation and Talton Embry (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.48	#
Stock Option Agreement, dated March 1, 2007, between National Patent Development Corporation and Scott Greenberg (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.49	#
Stock Option Agreement, dated March 1, 2007, between National Patent Development Corporation and Lawrence Schafran (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.50
Asset Purchase Agreement dated as of March 13, 2007 between Five Star Products, Inc. and Right-Way Dealer Warehouse, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2007)

10.51
Agreement of Lease, dated as of April 5, 2007, between Kampner Realty, LLC, as Landlord, and Five Star Products, Inc., as Tenant, for premises located at 1202 Metropolitan Avenue, Brooklyn, NY (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2007)

10.52	#
Employment Agreement, dated as of April 5, 2007, between Five Star Group, Inc. and Ronald Kampner (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2007)

Exhibit No.		Description

10.53
Amendment to Agreement of Lease between Kampner Realty, LLC, as Landlord, and Five Star Products, Inc., as Tenant, for premises located at 1202 Metropolitan Avenue, Brooklyn, New York, agreed upon and entered into on June 11, 2007 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 14, 2007)

10.54	#
Stock Option Agreement dated as of July 30, 2007 between the Company and Ira J. Sobotko (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007 filed with the SEC on November 14, 2007)

10.55	#
Stock Option Agreement dated as of July 17, 2007 between Five Star Products, Inc. and Ira J. Sobotko (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007 filed with the SEC on November 14, 2007)

10.56	#
National Patent Development Corporation 2003 Incentive Stock Plan, as amended (incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed by the Registrant with the SEC on November 16, 2007)

10.57	#
National Patent Development Corporation 2007 Incentive Stock Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed by the Registrant with the SEC on November 16, 2007)

14		Code of Ethics Policy (incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2004 filed with the SEC on April 15, 2005)

21		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10-K for the year ended December 31, 2006 filed with the SEC on April 3, 2007)

31.1	*	Certification of the principal executive officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of the principal financial officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer and the principal financial officer of the Registrant

___________________________
*	Filed herewith.

#	Management contract or compensatory plan or arrangement.