Form 10-Q
period 2008-03-31
NATIONAL PATENT DEVELOPMENT CORP
filed 2008-05-15
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

As of May 10, 2008, there were 16,148,621 shares of the registrant’s common stock, $0.01 par value, outstanding.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.                      Financial Statements

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007

Sales	$33,808	$31,931
Cost of sales	(28,023)	(26,841)
Gross margin	5,785	5,090

Selling, general and administrative expenses	(5,825)	(4,702)
Charge related to resignation of Chairman of the Board of Five Star	(1,096)

Operating profit (loss)	(1,136)	388

Interest expense	(340)	(326)
Investment and other income	100	66

Income (loss) before income taxes and minority interest	(1,376)	128

Income tax expense	(14)	(360)

Loss before minority interest	(1,390)	(232)

Minority interest	13	(195)

Net loss	$(1,377)	$(427)

Net loss per share
Basic and diluted	$(0.08)	$(0.02)

See accompanying notes to consolidated condensed financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2008	2007

Net loss	$(1,377)	$(427)

Other comprehensive (loss) income, before tax:
Net unrealized gain (loss) on available-for-sale-securities	(66)	178
Net unrealized (loss) gain on interest rate swap, net of minority interest	(70)	(48)

Comprehensive loss before tax	(1,513)	(297)

Income tax benefit (expense) related to items of other comprehensive income	32	15

Comprehensive loss	$(1,481)	$(282)

See accompanying notes to consolidated condensed financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$12,366	$15,698
Accounts receivable, less allowance
for doubtful accounts of $216 and $412	20,750	12,755
Inventories	33,806	27,720
Prepaid expenses and other current assets	805	1,326
Deferred tax asset	470	470
Total current assets	68,197	57,969

Marketable securities available for sale	44	109
Property, plant and equipment, net	3,522	3,534
Goodwill	96
Deferred tax asset	190
Other assets	2,918	3,293
Total assets	$74,967	$64,905

Liabilities and stockholders’ equity
Current liabilities
Current maturities of long-term debt	$257	$257
Short term borrowings	28,101	19,928
Accounts payable and accrued expenses	18,914	13,530
Total current liabilities	47,272	33,715

Long-term debt less current maturities	1,377	1,441
Deferred tax liability	279	279

Minority interest	1,677	2,902
Common stock subject to exchange rights		493

Stockholders’ equity
Common stock	180	180
Additional paid-in capital	27,322	26,825
Retained earnings	1,168	2,545
Treasury stock, at cost	(4,187)	(3,458)
Accumulated other comprehensive loss	(121)	(17)
Total stockholders’ equity	24,362	26,075
Total liabilities and stockholders’ equity	$74,967	$64,905

See accompanying notes to consolidated condensed financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operations:
Net loss	$(1,377)	$(427)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	179	190
Minority interest	(13)	195
Gain on issuance of stock by a subsidiary		(1)
Expenses paid in common stock	15	13
Deferred income taxes	(190)	(51)
Stock based compensation	985	62
Changes in other operating items:
Accounts receivable	(7,995)	(7,576)
Inventory	(6,086)	(3,031)
Prepaid expenses an other assets	316	(598)
Accounts payable and accrued expenses	5,384	9,907
Net cash used in operations	(8,782)	(1,317)

Cash flows from investing activities:
Additions to property, plant and equipment, net	(167)	(845)
Acquisition of additional interest in Five Star	(1,523)	(106)
Repayment of receivable from GP Strategies		185
Net cash used in investing activities	(1,690)	(766)

Cash flows from financing activities:
Proceeds from sale of common stock		480
Purchases of treasury stock	(729)	(220)
Settlement of option	(240)
Proceeds from short-term borrowings	8,173	1,184
Proceeds from long-term debt		273
Repayment of long-term debt	(64)	(25)
Net cash provided by financing activities	7,140	1,692

Net increase (decrease) in cash and cash equivalents	(3,332)	(391)
Cash and cash equivalents at beginning of period	15,698	4,485
Cash and cash equivalents at end of period	$12,366	$4,094

See accompanying notes to the consolidated condensed financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2008
(Unaudited)
(in thousands, except shares and per share data)

	Common Stock $(0.01 par value)	Additional paid-in capital	Retained earnings	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2007	$180	$26,825	$2,545	$(3,458)	$(17)	$26,075
Net unrealized loss on available for sale securities					(66)	(66)
Net unrealized loss on interest rate swap, net of tax and minority interest					(38)	(38)
Net loss			(1,377)			(1,377)
Equity based compensation expense		229				229
Settlement of option to acquire shares of Five Star		(240)				(240)
Purchase of 300,000 shares of treasury Stock				(729)		(729)
Reclassification of common stock subject to exchange rights		493				493
Issuance of 3,866 shares of common stock to MXL Retirement and Savings Plan		9				9
Issuance of 2,557 shares of common stock to directors		6				6
Balance at March 31, 2008	$180	$27,322	$1,168	$(4,187)	$(121)	$24,362

See accompanying notes to the consolidated condensed financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.                      Basis of presentation and description of business

Basis of presentation

The accompanying Consolidated Condensed Balance Sheet as of March 31, 2008 and the Consolidated Condensed Statements of Operations and Cash Flows for the three months ended March 31, 2008 and 2007 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The Consolidated Condensed Balance Sheet as of December 31, 2007 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which except for the compensation charge referred to in Note 13 to the Consolidated Condensed Financial Statements, are of a normal and recurring nature, necessary for a fair presentation. The results for the 2008 interim period are not necessarily indicative of results to be expected for the entire year.

Description of business. National Patent Development Corporation (the “Company” or “National Patent Development”), through its wholly owned subsidiary, MXL Industries, Inc. (“MXL”), manufactures polycarbonate parts requiring strict adherence to optical quality specifications, and in the application of abrasion and fog resistant coating to these parts. Products include shields and face masks and non-optical plastic products. The Company’s 75% owned subsidiary, Five Star Products, Inc. (“Five Star”), is engaged in the wholesale distribution of home decorating, hardware and finishing products. Five Star serves independent retail dealers in 12 states in the Northeast. Products distributed include paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measurement of fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants will use when pricing an asset or liability and establishes a fair value hierarchy of three levels that  prioritize the information used to develop those assumptions. The provisions of SFAS No. 157 became effective for the Company beginning January 1, 2008. Generally, the provisions of this statement are to be applied prospectively. The Company adopted SFAS No. 157 in the first quarter of 2008. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This statement provides companies with an option to report selected financial assets and liabilities at fair value. Although, this statement became effective for the Company beginning January 1, 2008, the Company did not elect to value any financial assets and liabilities at fair value.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51” (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively for all periods presented.  Accordingly, upon the adoption of SFAS No. 160, the Company’s financial statements will be reclassified to reflect the minority interest in Five Star in accordance with this statement.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. SFAS No. 141(R), replaces SFAS No. 141, “Business Combinations”, and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact that the adoption of SFAS No. 141(R) will have on the Company’s financial statements is not presently determinable, since it is dependant on future acquisitions, if any.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. The Company does not anticipate that the adoption of SFAS No. 161 will have a material effect on the Company’s consolidated financial statements.

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

2.                      Per share data

Basic and diluted net loss per share for the three months ended March 31, 2008 and 2007 is based upon the weighted average number of the Company’s shares outstanding during the periods. Outstanding warrants to acquire 1,423,887 shares of common stock issued in December 2004 and options to acquire 3,350,000 shares of common stock issued by the Company in 2007 were not included in the March 31, 2008 and 2007 diluted computation since their effect will be anti-dilutive.  In addition, the effect on the fully diluted computation of outstanding options of Five Star was anti-dilutive and accordingly did not effect the March 31, 2008 and 2007 diluted computation.

Loss per share for the three months ended March 31, 2008 and 2007 are as follows (in thousands, except per share amounts):

	Three months ended
	March 31,
	2008	2007
Basic and Diluted EPS
Net loss	$(1,377)	$(427)
Weighted average shares
outstanding, basic and diluted	16,461	17,758
Basic and diluted loss per share	$(0.08)	$(0.02)

3.                      Treasury Stock

On December 15, 2006, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its then outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At March 31, 2008, the Company had repurchased 1,628,462 shares of its common stock for $3,706,000 under the repurchase plan (excluding the purchase from Mr. Flegel in March 2008 which was not under such plan; see Note 13 to the Consolidated Condensed Financial Statements).

4.                      Acquisition of Right-Way Dealer Warehouse

On April 5, 2007, Five Star acquired substantially all the assets of Right-Way Dealer Warehouse, Inc. (“Right-Way”) for approximately $3,200,000 in cash and the assumption of liabilities in the approximate amount of $50,000. Transaction costs of approximately $200,000 were incurred by Five Star in connection with this transaction. The assets consisted primarily of approximately $1,186,000 of accounts receivable at fair value and approximately $2,213,000 of inventory at fair value. The acquisition included all of Right-Way’s Brooklyn Cash & Carry business and operations.  Five Star acquired the assets of Right-Way in order to increase its presence and market share in its current geographic area.

The results of operations of Right-Way are included in the consolidated financial statements from the date of acquisition.  The following unaudited pro forma consolidated amounts give effect to the acquisition of Right-Way as if it had occurred on January 1, 2007. Right-Way had filed for reorganization under Chapter 11 of the United States Bankruptcy Code prior to the acquisition by Five Star.  The pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of the operating results that would have been achieved had the acquisition been consummated as of the above date, nor are they necessarily indicative of future operating results.

(in thousands, except per share data)	Three months ended March 31, 2007
Sales	$36,265
Net loss	(763)
Earnings (loss) per share
Basic and fully diluted	$(0.04)

5.                       Incentive stock plans and stock based compensation

The Company and Five Star have stock-based compensation plans for employees and non-employee members of their respective Boards of Directors. The plans provide for discretionary grants of stock options, restricted stock shares, and other stock-based awards. The Company’s plans are administered by the Compensation Committee of the Board of Directors, consisting solely of non-employee directors, and the Five Star plans are administered by Five Star’s entire Board of Directors.

Company Stock Option Plan

On November 3, 2003, GP Strategies, which at the time was the Company’s parent, adopted an Incentive Stock Plan (the “2003 Plan”) under which 1,750,000 shares of the Company’s common stock are available for grant to employees, directors and outside service providers.  The 2003 Plan permits awards of incentive stock options, nonqualified stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of the Company common stock.  The term of any option granted under the 2003 Plan will not exceed ten years from the date of grant and, in the case of incentive stock options granted to a 10% or greater holder in the total voting stock of the Company, three years from the date of grant.  The exercise price of any option will not be less than the fair market value of the common stock on the date of grant or, in the case of incentive stock options granted to a 10% or greater holder in the total voting stock, 110% of such fair market value.

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

In March 2007, the Company granted an aggregate of 3,200,000 nonqualified stock options to officers and directors under the 2003 Plan, of which 632,830 were granted under the terms of the 2003 Plan as presently approved by the Company’s stockholders and the remainder were granted subject to stockholder approval of the amendment referred to above.  The Company determined the estimated aggregate fair value of the 632,830 options which were not subject to stockholder approval on the date of grant and  upon stockholder approval , which under SFAS 123R is considered the date of grant, determined the estimated aggregate fair value of the remaining 2,567,170 options. On July 30, 2007, the Company granted an aggregate of 150,000 non-qualified stock options under the 2003 Plan.

On July 30, 2007, the Board of Directors adopted the National Patent Development Corporation 2007 Incentive Stock Plan (the “2007 NPDC Plan”), subject to stockholder approval.  The 2007 NPDC Plan was approved by the Company’s stockholders in December 2007 at the Company’s 2007 Annual Stockholders Meeting.  As of March 31, 2008, no awards have been granted under the 2007 NPDC Plan.  The number of shares of common stock reserved and available for awards under the 2007 NPDC Stock Plan (subject to certain adjustments as provided therein) is 7,500,000.

A summary of the Company’s stock option activity as of March 31, 2008, and changes during the quarter then ended, is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2008	3,350,000	$2.49	9.2	$768,000*
Options outstanding at March 31, 2008	3,350,000	2.49	9.0	$0 *
Options exercisable at March 31, 2008	1,067,000	$2.45	9.0	$0 *

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The weighted average grant-date fair value of the options granted during 2007 was $0.82 per share.

As of March 31, 2008, there was $1,749,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 1.9 years.

Five Star Stock Option Plans

Five Star has adopted the Five Star Products, Inc. 1994 Stock Option Plan, effective August 5, 1994 (the “1994 Plan”). The 1994 Plan, which was amended on January 1, 2002, provides for 4,000,000 shares of common stock to be reserved for issuance, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, reclassifications or other capital adjustments. Unless designated as “incentive stock options” intended to qualify under Section 422 of the Internal Revenue Code, options granted under the 1994 Plan are intended to be nonqualified options. Although certain outstanding options have been granted under the 1994 Plan, options may no longer be granted under the plan.

On March 1, 2007, the Board of Directors of Five Star adopted the Five Star Products, Inc. 2007 Incentive Stock Plan (the “2007 FS Plan”), which was approved by the stockholders of Five Star in December 2007. Under the 2007 FS Plan, Five Star may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units, and other incentives payable in cash or in shares of Five Star common stock to officers, employees or members of the Board of Directors of Five Star and its subsidiaries. Five Star is authorized to grant an aggregate of 2,500,000 shares of Five Star common stock under the 2007 FS Plan.  Five Star may issue new shares or use shares held in treasury to deliver shares for equity grants or upon exercise of non-qualified stock options.

On March 2, April 5 and July 17, 2007, Five Star granted options under the 2007 Plan to purchase an aggregate of 250,000, 200,000 and 125,000 shares of Five Star common stock with exercise prices of $0.38, $0.75 and $0.78 per share, respectively, to certain executives of Five Star. The options vest if Five Star meets certain EBITDA targets for each of the three consecutive years beginning with the fiscal year ended December 31, 2007 or in aggregate for the three year period ending December 31, 2010 and are contingent upon continued employment with Five Star.  Additionally, on March 2, 2007 Five Star modified EBITDA target for 400,000 options granted  to an executive officer of Five Star in October 2006, for which no compensation expenses was recognized in the fiscal year ended December 31, 2006 as achievement of performance criteria was determined to be less than probable. Five Star estimated the aggregate fair value of these options to be $185,000, $97,000 and $62,000, respectively, based on the Black-Scholes valuation model. It was determined in March 2008 that the 2007 performance criteria was met for the year ended December 31, 2007 and therefore aggregate compensation expense of $24,000 was recognized with respect to these performance based  options for the three months ended March 31, 2008. Five Star and the Company estimates that achievement of 2008 performance target is less then probable and therefore no compensation expenses were recognized with respect to the portion of the above grants which will vest based on achievement of the 2008 target.

As of March 31, 2008, there was $235,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements of Five Star. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 1.9 years.

Activity relating to stock options granted by Five Star:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	975,000	$0.51	9.2	$201,500	(*)
Options outstanding at March 31, 2008	975,000	$0.51	9.0	$19,500
Options vested and expected to vest	325,000	$0.51	9.0	$6,500
Options exercisable at March 31, 2008	325,000	$0.51	9.0	$6,500

*	The intrinsic value of stock options is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of options exercised during the year ended December 31, 2007 was $124,000.

On March 2, 2007, Five Star granted to its President and Chief Executive Officer, 1,000,000 shares of Five Star restricted stock, valued at $0.38 per share (representing an aggregate value of $380,000), vesting upon the achievement by Five Star of certain EBITDA targets for the fiscal year ended December 31, 2007 and the following two successive years, contingent upon his continued employment with the Company and Five Star.  In March 2008, Five Star determined that achievement of the 2007 performance criterion was met; therefore compensation expense of $21,000 was recognized by Five Star for the three months ended March 31, 2008 and restrictions on 333,000 shares of Five Star restricted stock lapsed. At March 31, 2008 $253,000 remains to be charged over the lesser of the remaining 23 months or the term of employment, provided certain adjusted EBITDA targets are met.  However at March 31, 2008, Five Star determined that the achievement of 2008 performance target is less than probable and therefore no compensation expense was recognized with respect to the portion of the grant that vests based on the achievement of the 2008 performance target.

6.                      Long-term debt

Long-term debt

Long-term debt is comprised of the following (in thousands):

	March 31, 2008	December 31, 2007
MXL Pennsylvania Mortgage (a)	$980	$1,105
MXL Term loan (b)	654	693
Capital lease obligations		1
	1,634	1,698
Less current maturities	(257)	(257)
	$1,377	$1,441

(a)
The loan, which is collateralized by real estate and fixtures, requires monthly repayments of $8,333 plus interest at 2.5% above the one month LIBOR rate and matures on March 8, 2011, when the remaining amount outstanding of approximately $680,000 is due in full. The loan is guaranteed by GP Strategies Corporation (“GPS”).

(b)
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

7.                      Short-term borrowings

Five Star short-term borrowings

In 2003, Five Star obtained a Loan and Security Agreement (the “Loan Agreement”) with Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Lender”). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended in August 1, 2005, and again in March 2008, provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (4.57% at March 31, 2008) for borrowings not to exceed $15,000,000 and the prime rate (5.25% at March 31, 2008) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At March 31, 2008 and December 31, 2007, approximately $27,476,000 and $19,303,000 was outstanding under the Loan Agreement and approximately $7,390,000 and $5,579,000 was available to be borrowed, respectively. Substantially all of Five Star’s assets are pledged as collateral for these borrowings. Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. The Lender amended the covenants related to the Loan Agreement in March 2008 to exclude non-cash charges related to any equity instruments (common stock, options and warrants) issued to any employee, director, or consultant from the covenant calculations (see Note 13). As of March 31, 2008 Five Star was in compliance with all required covenants.

In connection with the Loan Agreement, Five Star also entered into a derivative transaction with the Lender. The derivative transaction is an interest rate swap and has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star will pay a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.38%. The fair value of the interest rate swap amounted to $(29,000) and $69,000 at March 31, 2008 and December 31, 2007, respectively, and is included in other assets in the accompanying balance sheets.

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

MXL short-term borrowings

On March 1, 2005, MXL obtained a Line of Credit Loan (the “MXL Line”) from M&T Bank with a one year term, maturing on March 1, 2006, which has been extended to June 30, 2008 on the same terms. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL’s eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property. On November 27, 2006, the MXL Line was amended to a $900,000 line of credit. The interest rates under the MXL Line consist of LIBOR plus a credit spread of 2.5% or the prime rate. The MXL Line is subject to an unused commitment fee of 0.125% of the average daily unused balance of the line payable quarterly. The Company has guaranteed the MXL Line up to $785,000. At March 31, 2008 and December 31, 2007, $625,000 was outstanding under the MXL Line and $275,000 was available to be borrowed at March 31, 2008. The MXL Line contains certain financial covenants which are calculated on an annual basis at December 31. As of December 31, 2007, MXL was in compliance with its covenants.

8.                      Inventories

Inventories are comprised of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$444	$410
Work in process	276	141
Finished goods	33,086	27,169
	$33,806	$27,720

9.                      Investment in Valera Pharmaceuticals, Inc. (“Valera”)

Indevus Pharmaceuticals, Inc. (“Indevus”) is a biopharmaceutical company that engages in the acquisition, development, and commercialization of products to treat urological, gynecological, and men’s health conditions.

Effective April 18, 2007 (the “Effective Time”), all of the outstanding common stock of Valera Pharmaceuticals, Inc. (“Valera”), a Delaware corporation in which the Company had owned 2,070,670 shares of common stock at such time, was acquired by Indevus pursuant to the terms and conditions of an Agreement and Plan of Merger, dated as of December 11, 2006 (the “Merger Agreement”).  Pursuant to the Merger Agreement, the Company received 1.1337 shares of Indevus common stock for each share of Valera common stock held by the Company immediately prior to the Effective Time. As a result, the 2,070,670 shares of Valera common stock held by the Company were converted into an aggregate of 2,347,518 shares of Indevus common stock.  In April 2007, the Company recognized a pre-tax gain of $14,961,000 resulting from the exchange of shares.   In addition, for each share of Valera common stock held by the Company immediately prior to the Effective Time, the Company received one contingent stock right for each of three Valera product candidates in development - Supprelin-LA, a ureteral stent and VP003 (Octreotide implant) – convertible into $1.00, $1.00 and $1.50, respectively, worth of Indevus common stock to the extent specific milestones with respect to each product candidate are achieved. Thus, if all contingent milestones are achieved, the Company will receive $2,070,670, $2,070,670 and $3,106,005, respectively, worth of Indevus common stock on the date the milestones are met, at which date additional gain will be recognized. On May 3, 2007, Indevus announced that it had received FDA approval for Supprelin-LA.  Therefore, in May 2007, the Company received, 291,964 shares of Indevus common stock, and recognized an additional pre-tax gain of $2,070,670.   During the year ended December 31, 2007, the Company sold all 2,639,482 shares of Indevus common stock held by the Company on the open market, for total net proceeds of $17,598,000.

Two related parties, Bedford Oak Partners and Mr. Jerome I. Feldman, were entitled to receive 50% of any profit received from the sale on a pro-rata basis, of 458,019 shares of Indevus common stock in excess of $3.47 per share, and are entitled to participate in 50% of the profits earned on 19.51% of shares of Indevus common stock received by the Company upon conversion of the contingent stock rights, described above, if any, at such time as such shares are sold by the Company (see Note 11(a)). The Company paid $922,000 to the related parties towards their profit share, upon sale of Indevus.  For the three months ended March 31, 2007, the Company recognized a loss of $16,000.

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

The following tables set forth the sales and operating income (loss) of each of the Company’s operating segments (in thousands):

	Three months ended March 31,
	2008	2007
Sales
Five Star	$31,469	$29,861
MXL	2,339	2,070
	$33,808	$31,931

	Three months ended March 31,
	2008	2007
Segment operating income (loss)
Five Star	$(351)	$1,138
MXL	169	(129)
	$(182)	$1,009

A reconciliation of the segment operating income (loss) to loss before income taxes and minority interest in the consolidated condensed statements of operations is shown below (in thousands):

	Three months
	ended March 31,
	2008	2007
Segment operating income (loss)	$(182)	$1,009
Corporate and other general and administrative expenses	(954)	(621)
Interest expense	(340)	(326)
Investment and other income (loss)	(139)	66
Income (loss) before income taxes
and minority interest	$(1,615)	$128

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

 As a result of the acquisition of Valera by Indevus (see Note 9 to the Consolidated Condensed Financial Statements) this obligation presently relates to the sale of Indevus shares by the Company. From June 2007 through and including September 12, 2007, the Company sold, in a series of open market transactions, all of the 2,639,482 shares of Indevus common stock held by the Company for an aggregate of approximately $17,598,000, net of commissions and brokerage fees.  The November 12, 2004 agreement among the Company, Bedford Oak Partners and Mr. Feldman provides for Bedford Oak Partners and Mr. Feldman to (i) receive 50% of any amount in excess of $3.47 per share which is received by the Company upon the sale of Indevus common stock and (ii) participate in 50% of the profits earned on 19.51% of shares of Indevus common stock received by the Company upon conversion of the contingent stock rights, described below, if any, at such time as such shares are sold by the Company.  The aggregate amount paid in 2007 towards the profit sharing was $922,000.

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

(b)           Concurrently with its spin-off from GP Strategies, the Company and GP Strategies entered into a management agreement under which certain of the Company’s executive officers who were also executive officers of GP Strategies were paid by GP Strategies subject to reimbursement by the Company. Additionally, GP Strategies provided support with respect to corporate federal and state income taxes, corporate legal services, corporate secretarial administrative support, and executive management consulting.  The agreement terminated on November 24, 2007.

Expenses incurred by the Company under this agreement were $201,000 for the three months ended March 31, 2007 which includes approximately 80% of the cost of the compensation and benefits required to be provided by GP Strategies to Jerome Feldman, who served as the Company’s Chief Executive Officer until May 31, 2007.

12.                    Contingent liabilities

(a)           In connection with its land investments, the Company has certain ownership interests in several dams and related reservoirs located in the State of Connecticut.  Under relevant Connecticut law, the Company is responsible for maintaining the safety of these dams.  The Company has been notified by certain landowners adjoining one of the reservoirs that the water level in the reservoir has decreased; allegedly causing harm to such landowners.  While the Company is currently investigating the cause of the decline in the water level, it does not presently know the cause of the decrease in water level or have any reasonable estimation of the cost of repairs, if any, that may be required.  Further, the Company cannot presently determine the extent of its legal liability, if any, with respect to the landowners.  The Company has not received any claims with respect to any of the other reservoirs.  The Company cannot reasonably estimate at this time the costs which may be incurred with respect to this matter and while these costs could be material to the Company’s results of operations in the period incurred, based upon the present state of its knowledge, the Company has no reason to believe that these costs will be material to its financial position.  No amounts have been provided for this matter in the accompanying financial statements.

(b)           The Company and its subsidiaries are from time to time involved in litigation arising out of the ordinary course of business. It is the view of management that the ultimate resolution of the only presently pending lawsuit (which is for a health related claim based on the alleged use of a product claimed to be distributed by Five Star) should not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

13.                    Stockholders equity

(a)           Mr. S. Leslie Flegel was named a director of the Company on March 2, 2007 and on March 1, 2007 was appointed as Chairman and elected as a director of Five Star.  Effective March 2, 2007, Mr. Flegel entered into a three-year agreement with Five Star (the “FS Agreement”) which provides for an annual fee of $100,000 and reimbursement (i) for all travel expenses incurred in connection with his performance of services for Five Star and (ii) beginning in November 2007, for up to $125,000 per year of the cost of maintaining an office. In addition, pursuant to the FS Agreement, Mr. Flegel was issued 2,000,000 shares of Five Star common stock, all of which are fully vested and not subject to forfeiture.  The 2,000,000 shares were valued at $720,000 based on the closing price of Five Star’s common stock on March 2, 2007. Such amount was to be charged to compensation expense over the term of the FS Agreement. At December 31, 2007, the unrecognized compensation was $520,000 of which $240,000 was included in Prepaid expenses and other current assets and $280,000 was included in Other assets. In addition, the Company recognized a gain of $1,000 on the reduction in ownership interest of Five Star at the time of issuance.

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

On March 25, 2008, Mr. Flegel resigned as director and Chairman of the Board of Five Star, and as a director of the Company, effective immediately. In connection with Mr. Flegel’s resignation, Five Star, the Company and Mr. Flegel entered into an agreement, dated March 25, 2008, pursuant to which Mr. Flegel sold to the Company (i)  200,000 shares of the Company’s common stock, which was exchangeable into 1,200,000 shares of Five Star common stock owned by the Company, at $3.60 per share, which equates to $0.60 per share of Five Star common stock had Mr. Flegel exercised his right to exchange these shares of the Company’s common stock into shares of Five Star common stock and (ii)  1,698,336, shares of Five Star’s common stock at $0.60 per share.  In addition, Mr. Flegel’s children and grandchildren agreed to sell to the Company an additional 301,664 shares Five Star’s Common Stock at $0.60 per share. The market value of the Company’s common stock on March 25, 2008 was $2.40 per share.  The excess cash paid over the market value of $1.20 per share on the 200,000 shares of Company common stock purchased from Mr. Flegel, or $240,000, was deemed to be the settlement of the option to exchange the Company’s common stock for Five Star stock and was charged to Additional paid in capital. Five Star recorded a compensation charge of $1,096,000 in the first quarter of 2008 (included in Charge related to the resignation of the Chairman of the Board of Five Star) related to the above transactions, including the unrecognized value of the 2,000,000 shares of Five Star common stock issued and the option to convert the 200,000 shares of Company common stock discussed above.  In addition, the expense included $440,000, which represents the excess of the purchase price over the quoted market price of the 2,000,000 shares of Five Star common stock on the date of the agreement to acquire such shares. The Lender amended the covenants related to the Loan Agreement in March 2008 to exclude non-cash charges related to any equity instruments (common stock, options and warrants) issued to any employee, director, or consultant from the covenant calculations (see Note 7 to the Consolidated Condensed Financial Statements).

The agreement also contained one-year non-compete, standstill and non-solicitation provisions. In addition, the three year FS Agreement was terminated upon his resignation.

(b)           As of December 31, 2007, warrants were outstanding to acquire 1,423,887 shares of the Company’s common stock at $3.57 per share. The warrants expire in August 2008.

14.                    Income taxes

As the result of the resignation of S. Leslie Flegel, former director and Chairman of the Board of Five Star (see Note 13(a)) a compensation expense of $1,096,000 was recorded of which $704,000 did not result in a tax benefit. Such amount was treated as a discrete item. The tax effect of the discrete items are reflected in the periods in which they occur and not reflected in the estimated annual effective tax rate which is used for interim period tax provisions. This resulted in no tax benefit being recorded by Five Star for the three months ended March 31, 2008.

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

General Overview

The Company operates in two segments: MXL and Five Star.  The Company also owns certain other non-core assets, including an investment in a publicly held company, Millennium Cell and certain real estate in Pawling, New York and Killingly, Connecticut.  The Company monitors Millennium Cell for progress in the commercialization of Millennium Cell’s emerging technology and monitors Indevus for progress in achieving certain milestones related to contingent stock rights.  In the year ended December 31, 2007, the Company sold 2,639,482 shares of Indevus stock, which represents all of the shares of Indevus common stock held by the Company in 2007.   The Company may receive two contingent tranches of Indevus common stock, to the extent certain milestones with respect to specific product candidates are achieved. If each of the contingent milestones is achieved, the Company will receive $2,070,670 and $3,106,005, respectively, worth of Indevus common stock on the date the milestone is met, at which date additional gain will be recognized (see Notes 9 and 11(a) to the Consolidated Condensed Financial Statements).

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

Upon closing of the transaction, Five Star leased a warehouse at which the Right-Way Brooklyn Cash & Carry business is conducted from an affiliate of the principal of Right-Way, with an option to purchase the warehouse.  See Note 4 to the Consolidated Condensed Financial Statements.

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

The Company holds the Pawling Property, which is undeveloped land in Pawling, New York with a carrying amount of approximately $2.5, million which management believes is less than its fair value, less cost of sale and property in East Killingly, Connecticut with a carrying amount of approximately $0.4 million.

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

Income taxes

Income taxes are provided for based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” and FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Results of Operations

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Income (loss) before income taxes and minority interest

For the three months ended March 31, 2008, the Company had a loss before income tax expense and minority interests of $1,376,000 compared to income before income tax expense and minority interests of $128,000 for the three months ended March 31, 2007. The decrease in Income (loss) before income taxes and minority interest of $1,504,000 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, is primarily a result the following: (i) reduced operating profit at Five Star of $1,489,000 due to (a) a $1,096,000 compensation expense related to the termination of  the Company’s agreement with S. Leslie Flegel and the effect of the purchase by the Company of the 2,000,000 shares of  the Company’s common stock owned by Mr. Flegel (see Note 13 to the Consolidated Condensed Financial Statements), which is reflected in Charge related to  resignation of Chairman of the Board of Five Star in the Consolidated Condensed Statement of Operations, (b) increased general and administrative expenses primarily due the acquisition of Right-Way in April 2007, (c) increased selling expenses due to increased sales, and (d) partially offset by increased gross margin due to increased sales, and (ii)  increased expenses at the corporate level.  This decrease was partially offset by increased operating profit of $298,000 at MXL, due to costs incurred in the first quarter of 2007 related to MXL’s closure of its Illinois facility.

Sales

	Three months ended March 31,
	2008	2007
Five Star	$31,469,000	$29,861,000
MXL	2,339,000	2,070,000
	$33,808,000	$31,931,000

The increased Five Star sales of $1,608,000 were due to sales generated by Right-Way Brooklyn (Five Star’s Cash and Carry facility purchased in April 2007), Cabot drop ship sales that occurred in the second quarter of 2007 being shipped in the first quarter of 2008 due to a change in the program by Cabot, offset by reduced sales out of the New Jersey and Connecticut warehouses due to an overall weakness in the marketplace.

The increase in MXL sales of $269,000 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was the result of increased sales from MXL’s existing base.

Gross margin

	Three months ended
	March 31,
	2008	%	2007	%
Five Star	$5,176,000	16.4	$4,728,000	15.8
MXL	609,000	26.0	362,000	17.5
	$5,785,000	15.9	$5,090,000	15.9

Five Star’s increased gross margin of $448,000 and increased gross margin percentage is due to the following: (i) increased sales of $1,608,000, and (ii) increased gross margin percentage due to increased vendor allowances earned in the period, which were offset by increased warehouse expenses due to an overall increase in operating costs due to Right-Way and increased prices.

MXL’s increased gross margin of $247,000 and increased gross margin percentage for the three months ended March 31, 2008 was due to the following: (i) increased costs of approximately $167,000  for the quarter ended March 31, 2007 at MXL’s  Illinois facility due to the increased costs incurred and reduced revenue generated due to the commencement of closing of the facility during the quarter ended March 31, 2007, (ii) increased sales in 2008 and (iii) improved product mix for the three months ended March 31, 2008.

Selling, general, and administrative expenses

For the three months ended March 31, 2008, selling, general and administrative expenses increased by $1,123,000 from $4,702,000 for the three months ended March 31, 2007 partially due to the following: (i) an increase in  SG&A of $841,000 at Five Star due to; (a) increased selling expenses of $162,000 as a result of increased commissions due to increases sales and other sales related operating expenses and (b) increased general and administrative expenses of $517,000 due to increased costs incurred due to Right-Way, as well as a general increase in operating costs, (ii) reduced SG&A at MXL of $50,000 due to the closing of MXL’s Illinois facility in 2007, and (iii) increased SG&A at the corporate level primarily due to equity based compensation expense and increased professional fees.

Investment and other income (loss), net

The Company recognized investment and other income of $100,000 for the three months ended March 31, 2008 compared to income of  $66,000 for the three months ended March 31, 2007.  The change of $34,000 was due to increased interest income due to increased balances of cash and cash equivalents.

Income taxes

For the three months ended March 31, 2008 and 2007, the Company recorded an income tax expense of $14,000 and $360,000, respectively, which represents the Company’s applicable federal, state and local tax expense for the periods.  The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to recording income tax expense on the income (loss) of Five Star, a 75% owned subsidiary, which is not included in the Company’s consolidated return, and not recording an income tax benefit for the losses of National Patent.  As the result of the resignation of S. Leslie Flegel, former director and Chairman of the Board of Five Star (see Note 13) a  compensation expense of $1,096,000 was recorded by Five Star of which $704,000 did not result in a tax benefit. Such amount was treated as a discrete item. The tax effect of the discrete items are reflected in the periods in which they occur and not reflected in the estimated annual effective tax rate which is used for interim period tax provisions. This resulted in no tax benefit being recorded by Five Star for the three months ended March 31, 2008.

Financial condition

At March 31, 2008, the Company had $11,505,000 of cash and cash equivalents at the corporate level, which is primarily attributable to the net proceeds realized from the sale of Indevus shares.

Liquidity and capital resources

At March 31, 2008, the Company had cash and cash equivalents totaling of $12,366,000. The Company believes that cash, investments on hand and borrowing availability under existing credit agreements will be sufficient to fund the Company’s working capital requirements for at least the next twelve months.

For the three months ended March 31, 2008, the Company’s working capital decreased by $3,329,000 to $20,925,000 from $24,254,000 as of December 31, 2007.

The decrease in cash and cash equivalents of $3,332,000 for the three months ended March 31, 2008 resulted from net cash used in operations of $8,782,000, due primarily to a net loss of $1,377,000, an increase in accounts receivable of $7,995,000, an increase in inventory of $6,086,000, partially offset by an increase in accounts payable and accrued expenses of $5,384,000; net cash used in investing activities of $1,690,000, primarily consisting of purchases of Five Star common stock for $1,523,000, which was comprised of $763,000 in open market purchases and $1,200,000 from S. Leslie Flegel, the former Chairman of Five Star, of which $440,000 was charged to operations (see Note 13 to the Consolidated Condensed Financial Statements); and net cash provided by financing activities of $7,140,000, consisting of proceeds of short term borrowings of $8,173,000,  offset by purchases of treasury stock of $729,000. The significant changes in accounts receivables, inventory and accounts payable is primarily due to the particulars of Five Star’s business in the first quarter, including their trade show, spring dating programs and increased inventory levels for the spring.

 In 2003, Five Star obtained a Loan and Security Agreement (the “Loan Agreement”) with Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Lender”). The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement, as amended in August 1, 2005 provides for a $35,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 65% of eligible inventory and 85% of eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement consist of LIBOR plus a credit spread of 1.5% (4.57% at March 31, 2008) for borrowings not to exceed $15,000,000 and the prime rate (5.25% at March 31, 2008) for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At March 31, 2008 and December 31, 2007, approximately $27,476,000 and $19,303,000 was outstanding under the Loan Agreement and approximately $7,390,000 and $5,579,000 was available to be borrowed, respectively. Substantially all of Five Star’s assets are pledged as collateral for these borrowings.

Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of March 31, 2008 Five Star was in compliance with all required covenants. The following table sets forth the significant debt covenants at March 31, 2008:

Covenant	Required	Calculated
Minimum tangible net worth	$6,000,000	$9,512,000
Debt to tangible net worth	< 6	2.89
Fixed charge coverage	>1.1	1.78
Quarterly income, as adjusted	No loss in consecutive quarters	$489,000 – first quarter profit (*)

*
The Lender amended the covenants related to the Loan Agreement in March 2008 to exclude non-cash charges related to any equity instruments (common stock, options and warrants) issued to any employee, director, or consultant from the covenant calculations (see Note 7 to the Consolidated  Condensed Financial Statements).

On March 1, 2005, MXL obtained a Line of Credit Loan (the “MXL Line”) from M&T Bank with a one year term, maturing on March 1, 2006, which has been extended to June 30, 2006 on the same terms. The MXL Line provides for a $1,000,000 revolving credit facility, which is secured by MXL’s eligible accounts receivable, inventory and a secondary claim on the Lancaster, PA property.  On November 27, 2006 the MXL Line was amended to a $900,000 line of credit.  The interest rates under the MXL Line consist of LIBOR plus a credit spread of 3% or the prime rate plus a credit spread of 0.25%. The MXL Line is subject to an unused commitment fee of 0.25% of the average daily unused balance of the line payable quarterly. The Company has guaranteed the MXL Line. At March 31, 2008, $625,000 was outstanding under the MXL Line and $ 275,000 was available to be borrowed. The MXL Line contains certain financial covenants, most significant being a cash flow coverage ratio (as defined) of 1.25 to 1.00, which is calculated at December 31.  At December 31, 2007, MXL was in compliance with its covenants.

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

Recent accounting pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. The Company does not anticipate that the adoption of SFAS No. 161 will have a material effect on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measurement fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants will sue when pricing an assets or liability and establishes a fair value hierarchy of three levels that  prioritize the information used to develop those assumptions. The provisions of SFAS No. 157 will become effective for the Company beginning January 1, 2008. Generally, the provisions of this statement are to be applied prospectively. The Company adopted SFAS No. 157 in the first quarter of 2008. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. SFAS No. 159 did not have any material effect on the Company’s consolidated financial statements.

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

Item 3.             Quantitative and Qualitative Disclosure About Market Risk

Not required.

Item 4.             Controls and Procedures

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.             Unregistered Sales Of Equity Securities and Use of Proceeds.

The following table provides common stock repurchases made by or on behalf of the Company during the first quarter ended March 31, 2008.

Issuer Purchases of Equity Securities (1)(2)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
January 1, 2008	January 31, 2008
February 1, 2008	February 29, 2008	100,000	$2.45	100,000	371,538
March 1, 2008	March 31, 2008	200,000	$3.60		371,538

	Total	300,000		100,000

(1)
On December 15, 2006, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock on that date, from time to time either in open market or privately negotiated transactions. The Company undertook this repurchase program in an effort to increase shareholder value.

(2)
In connection with the resignation by Mr. Flegel as director of the Company, and as director and Chairman of the Board of Five Star, effective March 25, 2008, the Company, Five Star and Mr. Flegel entered into an agreement, dated March 25, 2008, pursuant to which, among other things, Mr. Flegel sold to the Company 200,000 shares of Company common stock, which was exchangeable into 1,200,000 shares of Five Star common stock owned by the Company, at $3.60 per share (which equates to $0.60 per share of Five Star common stock had Mr. Flegel exercised his right to exchange these shares of Company common stock into shares of Five Star common stock).

Item 6.             Exhibits

Exhibit No.	Description
10.1
Agreement and Release, dated March 25, 2008, by and among Leslie Flegel, National Patent Development Corporation and Five Star Products, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Five Star Products, Inc. with the Securities and Exchange Commission on March 27, 2008)

10.2
Sale Agreement, dated March 25, 2008, by and among National Patent Development Corporation, Five Star Products, Inc., Jason Flegel, Carole Flegel, Dylan Zachary Flegel UTMA – FL, Brooke Flegel UTMA – FL, Mark Flegel, Darryl Sagel, Lauren Sagel, Graham Spencer Sagel UTMA – NY and Alexa Danielle Sagel UTMA – NY (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Five Star Products, Inc. with the Securities and Exchange Commission on March 27, 2008)

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

NATIONAL PATENT DEVELOPMENT CORPORATION

Date: May 15, 2008	/s/ HARVEY P. EISEN
Name: Harvey P.Eisen
Title: Chairman of the Board and Chief Executive Officer

Date: May 15, 2008	/s/ IRA J. SOBOTKO
Name: Ira J. Sobotko
Title: Vice President, Finance