Form 10-Q
period 2008-06-30
NATIONAL PATENT DEVELOPMENT CORP
filed 2008-08-14
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:   000-50587

NATIONAL PATENT DEVELOPMENT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-4005439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 East 40th Street, Suite 3110, New York, NY	10016
(Address of principal executive offices)	(Zip code)

(646) 742-1600
(Registrant's telephone number, including area code)

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

As of August 13, 2008, there were 17,576,190  shares of the registrant’s common stock, $0.01 par value, outstanding.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended			Six months ended
	June 30,			June 30,
	2008		2007	2008		2007

Sales		$31,429	$35,926		$62,898	$65,788
Cost of sales		25,979	29,671		52,272	54,804
Gross margin		5,450	6,255		10,626	10,984

Selling, general and administrative expenses		(5,804)	(5,820)		(11,189)	(10,032)
Charge related to resignation of Chairman of Five Star					(1,096)

Operating profit (loss)		(356)	435		(1,659)	952

Interest expense		(388)	(453)		(690)	(732)
Gain on exchange of Valera for Indevus shares		0	17,031		0	17,031
Investment and other income (loss)		58	(842)		151	(782)

Income (loss) from continuing operations before income tax expense and minority interest		(686)	16,171		(2,198)	16,469

Income tax expense		(12)	(700)		(25)	(1,060)

Income (loss) from continuing operations before minority interest		(698)	15,471		(2,223)	15,409

Minority interest		(24)	(241)		(11)	(436)

Income (loss) from continuing operations		(722)	15,230		(2,234)	14,973
Income (loss) from discontinued operations, net of taxes, including an $87 gain on sale of assets in 2008		294	40		429	(130)
Net Income (loss)	$	(428)	$15,270	$	(1,805)	$14,843

Basic net income(loss) per share:
Continuing operations		$(0.05)	$0.85		$(0.14)	$0.84
Discontinued operations		0.02	0.00		0.03	(0.01)
Net (loss) income per share	$	(0.03)	$0.85	$	(0.11)	$0.83

Diluted net income (loss) per share:
Continuing operations		$(0.05)	$0.85		$(0.14)	$0.84
Discontinued operations		0.02	0.00		0.03	(0.01)
Net (loss) income per share	$	(0.03)	$0.85	$	(0.11)	$0.83

See accompanying notes to consolidated condensed financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss)	$(428)	$15,270	$(1,805)	$14,843

Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on available-for-sale-securities (a)	(36)	(796)	(102)	(618)
Reclassification adjustment principally for gain on exchange of Valera securities recognized in merger included in net income		(4,614)		(4,614)
Net unrealized gain (loss) on interest rate swap, net of minority interest	73	2	7	(46)

Comprehensive income (loss) before tax	(391)	9,862	(1,900)	9,565

Income tax (expense) benefit related to items of other comprehensive income (loss)	(29)	3	3	18

Comprehensive income (loss)	$(420)	$9,865	$(1,897)	$9,583

(a)  Includes gains of $65 for the three months ended June 30, 2007 and $231 for the six months ended June 30, 2007 of Valera to date of merger and loss of $763 for the three and six months ended June 30, 2007 of Indevus from date of merger.

See accompanying notes to consolidated condensed financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$13,181	$15,698
Accounts receivable, less allowance
for doubtful accounts of $209 and $412	16,855	12,755
Inventories	29,204	27,720
Prepaid expenses and other current assets	447	1,326
Deferred tax asset	470	470
Total current assets	60,157	57,969

Marketable securities available for sale	7	109
Property, plant and equipment, net	913	3,534
Goodwill	96
Deferred tax asset	87
Other assets	3,368	3,293
Total assets	$64,628	$64,905

Liabilities and stockholders’ equity
Current liabilities
Current maturities of long-term debt	$	$257
Short term borrowings	24,931	19,928
Accounts payable and accrued expenses	13,800	13,530

Total current liabilities	38,731	33,715

Long-term debt less current maturities		1,441
Deferred tax liability	279	279

Minority interest	1,717	2,902
Common stock subject to exchange rights		493

Stockholders’ equity
Common stock	181	180
Additional paid-in capital	27,564	26,825
Retained earnings	740	2,545
Treasury stock, at cost	(4,475)	(3,458)
Accumulated other comprehensive loss	(109)	(17)
Total stockholders’ equity	23,901	26,075
Total liabilities and stockholders’ equity	$64,628	$64,905

See accompanying notes to consolidated condensed financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	June 30,
	2008	2007

Cash flows from operations:
Net income (loss)	$(1,805)	$14,843
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation and amortization	398	368
Minority interest	(3)	436
Gain on sale of MXL	(87)
Expenses paid in common stock	29	31
Deferred income taxes	(87)	345
Stock based compensation	1,214	248
Gain on issuance of stock by subsidiary		(1)
Gain on exchange of Valera for Indevus shares		(17,031)
Loss on sales of Indevus shares		236
Changes in other operating items, net of effect of acquisition of Right-Way and disposition of MXL
Accounts receivable	(5,233)	(9,849)
Inventory	(2,492)	(2,907)
Prepaid expenses and other assets, net of cash sold	458	215
Accounts payable and accrued expenses	638	9,470
Net cash used in operations	(6,970)	(3,596)

Cash flows from investing activities:
Additions to property, plant and equipment, net	(458)	(849)
Acquisition of additional interest in Five Star	(1,523)	(106)
Net proceeds from sale of assets of MXL	4,661
Acquisition of Right-Way by Five Star		(3,399)
Investment in MXL	(275)
Repayment of receivable from GP Strategies		325
Net cash provided by (used in) investing activities	2,405	(4,029)

Cash flows from financing activities:
Proceeds from sale of common stock		480
Purchase of treasury stock	(1,017)	(220)
Settlement of option	(240)
Proceeds from short-term borrowings, net	5,003	6,598
(Repayment of) proceeds from long-term debt	(1,698)	344
Net cash provided by financing activities	2,048	7,202

Net decrease in cash and cash equivalents	(2,517)	(423)
Cash and cash equivalents at beginning of period	15,698	4,485
Cash and cash equivalents at end of period	$13,181	$4,062

Cash paid for:
Interest	$859	$897
Taxes	$25	$18
Non cash investing activities:
Acquisition of stock of Indevus in exchange for stock of Valera in a merger transaction		$14,960

See accompanying notes to the consolidated condensed financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2008
(Unaudited)
(in thousands, except shares and per share data)

	Common Stock $(0.01 par value)	Additional paid-in capital	Retained earnings	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance at December 31, 2007	$180	$26,825	$2,545	$(3,458)	$(17)	$26,075
Net unrealized loss on available for sale securities					(102)	(102)
Net unrealized loss on interest rate swap, net of tax and minority interest					10	10
Net loss			(1,805)			(1,805)
Equity based compensation expense		458				458
Settlement of option to acquire shares of Five Star		(240)				(240)
Purchase of 416,500 shares of treasury Stock				(1,017)		(1,017)
Reclassification of common stock subject to exchange rights		493				493
Issuance of 8,314 shares of common stock to MXL Retirement and Savings Plan	1	22				23
Issuance of 2,557 shares of common stock to directors		6				6
Balance at June 30, 2008	$181	$27,564	$740	$(4,475)	$(109)	$23,901

See accompanying notes to the consolidated condensed financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Three and six months ended June 30, 2008 and 2007
(unaudited)

1.           Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements for the three months and six months ended June 30, 2008 and 2007 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 as presented in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008.  In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.  The results for the 2008 interim periods are not necessarily indicative of results to be expected for the entire year.

Description of business. National Patent Development Corporation (the “Company” or “National Patent”), through its 75% owned subsidiary, Five Star Products, Inc. (“Five Star”), is engaged in the wholesale distribution of home decorating, hardware and finishing products. Five Star serves independent retail dealers in 12 states in the Northeast. Products distributed include paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products. As of July 21, 2008, the Company owned approximately 82% of Five Star’s common stock due to the conversion of a convertible note of Five Star (see Note 2).  The Company also owns certain other assets, including real estate.  On June 19, 2008, the Company sold substantially all the operating assets and certain liabilities of its optical plastics molding and precision coating business, MXL Industries, Inc. (see Note 3).  The results for MXL Industries Inc. have been accounted for as a discontinued operation for all periods presented.

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

In February 2008, the FASB issued FASB Staff Position 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company does not expect adoption of SFAS 157 for nonfinancial assets and liabilities on January 1, 2009 to have a material effect on the Company’s consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Three and six months ended June 30, 2008 and 2007
(unaudited)

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

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Three and six months ended June 30, 2008 and 2007
(unaudited)

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

2.           Tender Offer for shares of Five Star common stock

On June 26, 2008, the Company, Five Star and NPDV Acquisition Corp.,  a wholly owned subsidiary of the Company, (“NPDV”) entered into a Tender Offer and Merger Agreement (the “Tender Offer Agreement”).  Pursuant to the Tender Offer Agreement, on July 24, 2008, NPDV commenced a tender offer to acquire all the outstanding shares of Five Star common stock not held by the Company or NPDV at a purchase price of $0.40 per share (the “Offer Price”), net to the seller in cash, without interest thereon and less any required withholding taxes (the “Offer”).

The  Offer is scheduled to remain open until 12:00 midnight, New York City time on August 26, 2008, subject to extension pursuant to the terms set forth in the Tender Offer Agreement or unless NPDV provides a subsequent offering period.  The Offer is subject to customary conditions.

Pursuant to the Tender Offer Agreement, following the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Tender Offer Agreement, NPDV will merge with and into Five Star (the “Merger”) with Five Star continuing as the surviving corporation, wholly-owned by the Company.   Each share of Five Star common stock outstanding immediately prior to the effective time of the Merger (other than shares held by National Patent, Five Star or NPDV, all of which will be cancelled and retired and will cease to exist, and shares held by stockholders of Five Star who validly exercise their appraisal rights under Delaware law), will be converted in the Merger into the right to receive the price paid pursuant to the Offer, in cash.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Three and six months ended June 30, 2008 and 2007
(unaudited)

The parties have agreed that if, following the consummation of the Offer, NPDV acquires in the aggregate at least 90% of the outstanding shares Five Star common stock, the Merger will be completed without a meeting of Five Star’s stockholders, in accordance with Delaware’s short-form merger statute.

Pursuant to the Tender Offer Agreement, Five Star granted to the Company and NPDV an irrevocable option to purchase, for the Offer Price, a number of shares of Five Star common stock that, when added to the number of shares owned by NPDV immediately prior to the exercise of the option, constitutes one share Five Star common stock more than 90% of the number of shares Five Star common stock that will be outstanding immediately after the issuance, subject to availability of authorized shares of Five Star common stock.  The option is only exercisable if NPDV owns at least 87.5% of the issued and outstanding shares of Five Star common stock after consummation of the Offer.

Under the Tender Offer Agreement, if NPDV owns less than 87.5% of the issued and outstanding shares of Company common stock after consummation of the Offer, (i) the Company will (A) call, give notice of, convene and hold a special meeting of Company stockholders for the purposes of considering and taking action upon the adoption of the Tender Offer Agreement, (B) prepare and file with the SEC a preliminary proxy or information statement relating to the terms and conditions of the Merger and obtain and furnish the information required by the SEC to be included therein, and (C) cause a definitive proxy or information statement to be mailed to Five Star stockholders at the earliest practicable date, and (ii) NPDV will vote all of its shares of Five Star common stock in favor of the Merger. As a result, approval of the Merger would be assured, and NPDV would be merged with and into Five Star subsequent to Five Star’s receipt of stockholder approval of the transaction.

In addition, concurrently with the execution of the Tender Offer Agreement, the Company and five Star entered into letter agreements (which will terminate if the Merger is not consummated by December 31, 2008) with certain executive officers, employees and directors of five Star, certain of whom are also directors and executive officers of the  of the Company (collectively the “Letter Agreements”) pursuant to which each such person will receive cash compensation in exchange for the termination of their right to receive both vested and unvested options to purchase shares of Five Star common stock and unvested  and unissued shares of Five Star  restricted stock, promptly following the completion of the Merger (or such earlier date as selected by Five Star).

Prior to the commencement of the Offer, in accordance with the Tender Offer Agreement, (i) the Company transferred to NPDV (A) all of the shares of Five Star common stock held by the Company and (B) a convertible note made by the Five Star’s wholly-owned subsidiary, Five Star Group, Inc., in favor of a wholly-owned subsidiary of the Company, and (ii) NPDV converted such note into an aggregate of 7,000,000 shares of Five Star common stock.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Three and six months ended June 30, 2008 and 2007
(unaudited)

Based on the recommendation of a special committee consisting of an independent director of Five Star and upon the receipt by such special committee and the board of directors of an opinion from an independent financial advisor as to the fairness, from a financial point of view, of the consideration to be received by the stockholders of Five Star other than the Company and its subsidiaries in the Offer and the Merger, the board of directors of Five Star has unanimously approved the Tender Offer Agreement, the Offer and the Merger.  The board of directors of each of the Company and NPDV has also unanimously approved the Tender Offer Agreement, the Offer and the Merger.

3.           Discontinued Operation- Sale of Assets of MXL Industries

On June 19, 2008, pursuant to the terms of an Asset Purchase Agreement, dated as of June 16, 2008, by and among the Company, MXL Industries, Inc., a wholly-owned subsidiary of the Company (the “Seller”), MXL Operations, Inc. (“Operations”), MXL Leasing, LP (“Leasing”) and MXL Realty, LP (“Realty” and, collectively with Operations and Leasing, the “Buyers”), Buyers purchased substantially all the assets and assumed certain liabilities of Seller’s optical plastics molding and precision coating.  As consideration the Seller received approximately $5,200,000 in cash, of which approximately $2,200,000 was utilized to fully pay bank debt of  MXL .  The sale resulted in a gain of $87,000 net of $143,000 of related expenses.

The Seller also made an aggregate capital contribution to the Buyers of $275,000, allocated to each of Operations, Leasing and Realty in a manner so that as of the effective time of the transaction, the Seller has a 19.9% interest in the total capital of each of Leasing and Realty and a 40.95% non-voting interest in the total capital of Operations.  Operations has the right to issue additional shares in 2008 which, if issued, would reduce the Seller’s interest on a pro rata basis to a minimum of 19.9%. It is the intent of the management of Operations to invest additional capital by the end of 2008, which would reduce the Company’s interest in Operations to 19.9% by the end of 2008.  Investors in the Buyers include certain senior managers of the MXL Business.

The results for MXL have been accounted for as a discontinued operation for all periods presented.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Three and six months ended June 30, 2008 and 2007
(unaudited)

The summary comparative result of the discontinued operation is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales	$1,714	$2,207	$4,053	$4,277
Income (loss) from discontinued operation	$239	$40	$375	$(130)
Provision for income taxes	(32)		(33)
Gain on sale of MXL net of taxes	87		87
Net income (loss) from discontinued operation	$294	$40	$429	$(130)

Assets and liabilities of the discontinued operation at December 31, 2007 are summarized as follows (in thousands):

Current assets	$2,924
Non current assets	2,609
Current liabilities	1,444
Non current liabilities	1,709

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Three and six months ended June 30, 2008 and 2007
(unaudited)

4.           Per share data

Income (loss) per share for the three months and six months ended June 30, 2008 and 2007 are calculated as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic EPS
Net income (loss)	$(428)	$15,270	$(1,805)	$14,843
Weighted average shares
outstanding	16,264	17,877	16,328	17,812
Basic (loss) income per share:
Continuing operations	$(0.05)	$0.85	$(0.14)	$0.84
Discontinued operations	0.02	-	0.03	(0.01)
Total (loss ) income per share	$(0.03)	$0.85	$(0.11)	$0.83

Diluted EPS
Net (loss) income	$(428)	$15,270	$(1,805)	$14,843
Weighted average shares outstanding	16,264	17,877	16,328	17,812
Dilutive effect of stock options	-	67	-	24
Dilutive weighted average shares outstanding	16,264	17,944	16,328	17,835

Diluted (loss) income per share:
Continuing operations	$(0.05)	$0.85	$(0.14)	$0.84
Discontinued operations	0.02	0.0	0.03	(0.01)
Total (loss ) income per share	$(0.03)	$0.85	$(0.11)	$0.83

Outstanding warrants to acquire 1,423,886 common shares of the Company issued in December 2004 were not included in the diluted computation, as their effect would be anti-dilutive (see Note 15 (a)).  In addition, the effect on the diluted computation of outstanding options of Five Star and the convertible note of Five Star held by the Company (see Note 2) was anti-dilutive and accordingly did not affect such computation.  Further, options to acquire 3,350,000 shares of the Company’s common shares were not included in the 2008 diluted computation as their effect would be anti -dilutive.

5.           Treasury Stock

On December 15, 2006, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its then outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At June 30, 2008, the Company had repurchased 1,744,962 shares of its common stock for $3,995,000 under the repurchase plan (excluding the purchase from Mr. S.  Leslie Flegel in March 2008 which was not under such plan; see Note 13).

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Three and six months ended June 30, 2008 and 2007
(unaudited)

6.           Acquisition of Right-Way Dealer Warehouse

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

(in thousands, except per share data)	Six months ended June 30, 2007

Sales	$74,399
Income from continuing operations	14,163
Net income	14,033
Earnings per share
Basic and fully diluted
Continuing operations	$0.80
Discontinued operations	(0.01)
Net income	$0.79

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Three and six months ended June 30, 2008 and 2007
(unaudited)

7.           Incentive stock plans and stock based compensation

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

Company Stock Option Plan

On November 3, 2003, GP Strategies, which at the time was the Company’s sole stockholder, adopted an Incentive Stock Plan (the “2003 Plan”) under which 1,750,000 shares of the Company’s common stock are available for grant to employees, directors and outside service providers.  The 2003 Plan permits awards of incentive stock options, nonqualified stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of the Company common stock.  The term of any option granted under the 2003 Plan will not exceed ten years from the date of grant and, in the case of incentive stock options granted to a 10% or greater holder in the total voting stock of the Company, three years from the date of grant.  The exercise price of any option will not be less than the fair market value of the common stock on the date of grant or, in the case of incentive stock options granted to a 10% or greater holder in the total voting stock, 110% of such fair market value.

On March 1, 2007, the Company’s Board of Directors approved and adopted an amendment, subject to stockholder approval (the “Amendment”), to the 2003 Plan (the “2003 Plan Amendment”) increasing the aggregate number of shares of Company common stock issuable under the 2003 Plan from 1,750,000 shares to 3,500,000 shares (subject to adjustment as provided in the 2003 Plan), and increasing the per person annual limitation in the 2003 Plan from 250,000 shares to 2,500,000 shares.  The 2003 Plan Amendment was approved in December 2007 at the Company’s 2007 Annual Stockholders Meeting.

In March 2007, the Company granted an aggregate of 3,200,000 nonqualified stock options to officers and directors under the 2003 Plan, of which 632,830 were granted under the terms of the 2003 Plan as had then been approved by the Company’s stockholders and the remainder were granted subject to stockholder approval of the 2003 Plan Amendment.  The Company determined the estimated aggregate fair value of the 632,830 options that were not subject to stockholder approval on the date of grant and  upon stockholder approval , which under SFAS 123R is considered the date of grant, determined the estimated aggregate fair value of the remaining 2,567,170 options. On July 30, 2007, the Company granted an aggregate of 150,000 non-qualified stock options under the 2003 Plan.  The stock options granted on July 30, 2007 were not subject to stockholder approval of the 2003 Plan Amendment.

On July 30, 2007, the Board of Directors adopted the National Patent Development Corporation 2007 Incentive Stock Plan (the “2007 NPDC Plan”), subject to stockholder approval.  The 2007 NPDC Plan was approved by the Company’s stockholders in December 2007 at the Company’s 2007 Annual Stockholders Meeting.  As of June 30, 2008, no awards have been granted under the 2007 NPDC Plan.  The number of shares of common stock reserved and available for awards under the 2007 NPDC Stock Plan (subject to certain adjustments as provided therein) is 7,500,000.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Three and six months ended June 30, 2008 and 2007
(unaudited)

A summary of the Company’s stock option activity as of June 30, 2008, and changes during the six months then ended, is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2008	3,350,000	$2.49	8.9	$768,000 *
Options outstanding at June 30, 2008	3,350,000	2.49	8.8	$0 *
Options exercisable at June 30, 2008	1,067,000	$2.45	8.8	$0 *

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The weighted average grant-date fair value of the options granted during year ended December 31, 2007 was $0.82 per share.  No options were granted during the six months ended June 30, 2008.

As of June 30, 2008, there was $1,520,000 of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 1.6 years.

Five Star Stock Option Plan

Five Star adopted the Five Star Products, Inc. 1994 Stock Option Plan, effective August 5, 1994 (the “1994 Plan”). The 1994 Plan, as amended on January 1, 2002, provides for 4,000,000 shares of common stock to be reserved for issuance, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, reclassifications or other capital adjustments. Unless designated as “incentive stock options” intended to qualify under Section 422 of the Internal Revenue Code, options granted under the 1994 Plan are intended to be nonqualified options. Although certain outstanding options have been granted under the 1994 Plan, options may no longer be granted under the plan.

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

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Three and six months ended June 30, 2008 and 2007
(unaudited)

On March 2, April 5 and July 17, 2007, Five Star granted options under the 2007 Plan to purchase an aggregate of 250,000, 200,000 and 125,000 shares of Five Star common stock with exercise prices of $0.38, $0.75 and $0.78 per share, respectively, to certain executives of Five Star and its subsidiaries. The options vest if Five Star meets certain EBITDA targets for each of the three consecutive years beginning with the fiscal year ended December 31, 2007 or in aggregate for the three year period ending December 31, 2010 and are contingent upon continued employment with Five Star or its subsidiaries.

Additionally, on March 2, 2007 Five Star modified the EBITDA target for 400,000 options granted  to an executive officer of Five Star in October 2006, for which no compensation expenses was recognized in the fiscal year ended December 31, 2006 as achievement of performance criteria was determined to be less than probable. Five Star estimated the aggregate fair value of the March 2, April 5 and July 17, 2007 options to be $185,000, $97,000 and $62,000, respectively, based on the Black-Scholes valuation model. It was determined in March 2008 that the 2007 performance criterion was met for the year ended December 31, 2007 and therefore aggregate compensation expense of $24,000 was recognized with respect to these performance based  options for the three months ended March 31, 2008. Five Star and the Company estimates that achievement of 2008 performance target is less then probable and therefore no compensation expenses were recognized with respect to the portion of the above grants which will vest based on achievement of the 2008 target.

As of June 30, 2008, there was $235,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements of Five Star. This cost is expected to be recognized in the period the options are cancelled in connection with the Merger (see Note 2).

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Three and six months ended June 30, 2008 and 2007
(unaudited)

Activity relating to stock options granted by Five Star:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	975,000	$0.51	9.2	$201,500	(*)
Options outstanding at June 30, 2008	975,000	$0.51	8.7	$39,000
Options vested and expected to vest	975,000	$0.51	8.7	$39,000
Options exercisable at June 30, 2008	325,000	$0.51	8.7	$12,900

*	The intrinsic value of stock options is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

On March 2, 2007, Five Star granted to its President and Chief Executive Officer, 1,000,000 shares of Five Star restricted stock, valued at $0.38 per share (representing an aggregate value of $380,000), vesting upon the achievement by Five Star of certain EBITDA targets for the fiscal year ended December 31, 2007 and the following two successive years, or in the aggregate for such three-year period, contingent upon his continued employment with the Company and Five Star.  In March 2008, Five Star determined that achievement of the 2007 performance criterion was met; therefore compensation expense of $21,000 was recognized by Five Star for the three months ended March 31, 2008 and restrictions on 333,000 shares of Five Star restricted stock lapsed. At March 31, 2008 $253,000 remains to be charged over the lesser of the remaining 23 months or the term of employment, provided certain adjusted EBITDA targets are met.  However at March 31, 2008, Five Star determined that the achievement of 2008 performance target is less than probable and therefore no compensation expense was recognized with respect to the portion of the grant that vests based on the achievement of the 2008 performance target.  The remaining unrecognized compensation expense will be recorded in the period, in which rights to receive unvested restricted stock terminated in connection with the Merger (see Note 2).

As a result of the Letter Agreements (see Note 2) all the above Five Star options and the remaining unvested and unissued shares of Five Star restricted stock will terminate  following the completion of the Merger (or some earlier date as selected by Five Star) in exchange for cash compensation of approximately $182,000.  Any excess of the repurchase price over the fair value of the awards repurchased will be recognized as additional compensation expense.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Three and six months ended June 30, 2008 and 2007
(unaudited)
8.           MXL debt

On December 31, 2007 MXL’s long –term debt totaled $1,698,000, or $1,441,000, net of current maturities of $257,000.  On June 19, 2008, the long-term debt of approximately $1,575,000 was fully repaid to the banks from the proceeds from the MXL sale.  See Note 3.

On December 31, 2007, MXL’s short-term borrowing totaled $625.000.  On June 19, 2008, the then outstanding balance of approximately $625,000 was fully repaid to M&T Bank from the proceeds from the MXL sale. See Note 3.

9.           Short-term borrowings

Five Star short-term borrowings

On June 27, 2008, Five Star entered into a Restated and Amended Loan and Security Agreement (the “Amended Loan Agreement”), with Bank of America, N.A. (“Bank of America”). The Amended Loan Agreement extends the maturity date of that certain Loan and Security Agreement, dated as of June 20, 2003, entered into by Five Star and Bank of America (through its predecessor Fleet Capital Corporation), as amended (the “2003 Loan Agreement”), to June 30, 2011. The 2003 Loan Agreement, as amended by the Amended Loan Agreement, is referred to herein as the “Loan Agreement”.

 The Amended Loan Agreement provides Five Star with a $35,000,000 revolving credit facility (“Revolving Credit Facility”), subject to a $3,500,000 sub-limit for letters of credit.  The Revolving Credit Facility allows Five Star to borrow up to (a) 85% of eligible receivables plus (b) the greater of (i) the lesser of $20,000,000 or 65% (to be reduced by 1% per quarter commencing July 1, 2008) of eligible inventory, , or (ii) the lesser of $20,000,000 or 85% of the appraised net orderly liquidation value of eligible inventory minus (c) the amount of outstanding letter of credit obligations, as those terms are defined therein.  All obligations under the Revolving Credit Facility are collateralized by first priority liens on all of Five Star’s existing and future assets.  In connection with the Amended Loan Agreement, on June 27, 2008, Five Star executed the Restated and Amended Promissory Note, dated as of June 26, 2008, payable to Bank of America in the principal amount of $35,000,000 (the “Promissory Note”).  The Promissory Note restates and replaces a certain $35,000,000 Revolving Note, dated as of June 1, 2005, made by Five Star in favor of Bank of America.  The principal amount under the Promissory Note is due and payable on June 30, 2011.

Loans made to Five Star under the Revolving Credit Facility bear interest at a per annum rate based on the Prime Rate of Bank of America plus 0.5%, or at a per annum rate based on LIBOR plus 200 basis points, at Five Star’s election.  The LIBOR and Prime Rate margins may be adjusted in the event that Five Star Group achieves and maintains certain performance benchmarks. At June 30, 2008 and December 31, 2007, approximately $24,931,000 and $19,303,000 was outstanding under the Loan Agreement and approximately $7,044,000 and $5,579,000 was available to be borrowed, respectively.  Substantially all of Five Star’s assets are pledged as collateral for these borrowings.  Under the Amended Loan Agreement, Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Three and six months ended June 30, 2008 and 2007
(unaudited)

In connection with the March 25, 2008 resignation of Mr. Flegel as director and Chairman of the Board of Five Star, and as a director of the Company and the related agreement among Five Star, the Company and Mr. Flegel dated March 25, 2008 (see Note 13), Bank of America amended the covenants related to the 2003 Loan Agreement in March 2008 to exclude non-cash charges related to any equity instruments (common stock, options and warrants) issued to any employee, director, or consultant from the covenant calculations.

In connection with the 2003 Loan Agreement, Five Star also entered into a derivative transaction with Bank of America.  The derivative transaction is an interest rate swap and has been designated as a cash flow hedge.  Effective June 30, 2008 through June 30, 2011, Five Star will pay a fixed interest rate of 3.62% to Bank of America on notional principal of $20,000,000.  In return, Bank of America will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount.  The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.62%.  The fair value of the interest rate swap amounted to $65,000 at June 30, 2008 and is included in other assets in the accompanying balance sheets.

10.           Inventories

Inventories are comprised of the following (in thousands):
	June 30, 2008	December 31, 2007
Raw materials	$	$410
Work in process		141
Finished goods	29,204	27,169
	$29,204	$27,720

11.           Investment in Indevus Pharmaceuticals, Inc.

Indevus Pharmaceuticals, Inc. (“Indevus”) is a biopharmaceutical company that engages in the acquisition, development, and commercialization of products to treat urological, gynecological, and men’s health conditions.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Three and six months ended June 30, 2008 and 2007
(unaudited)

Effective April 18, 2007 (the “Effective Time”), all of the outstanding common stock of Valera Pharmaceuticals, Inc. (“Valera”), a Delaware corporation in which the Company had owned 2,070,670 shares of common stock at such time, was acquired by Indevus pursuant to the terms and conditions of an Agreement and Plan of Merger, dated as of December 11, 2006 (the “Merger Agreement”) and were converted into an aggregate of 2,347,518 shares of Indevus common stock.     In April 2007, the Company recognized a pre-tax gain of $14,961,000 resulting from the exchange of shares.    On May 3, 2007, Indevus announced that it had received FDA approval for Supprelin-LA.  Therefore, in May 2007, as a result of contingent rights received in the Merger Agreement, the Company received, 291,964 shares of Indevus common stock, and recognized an additional pre-tax gain of $2,070,670.   During the year ended December 31, 2007, the Company sold all 2,639,482 shares of Indevus common stock held by the Company on the open market, for total net proceeds of $17,598,000.

Two related parties, Bedford Oak Partners and Mr. Jerome I. Feldman, were entitled to receive 50% of any profit received from the sale on a pro-rata basis, of 458,019 shares of Indevus common stock in excess of $3.47 per share, and are entitled to participate in 50% of the profits earned on 19.51% of shares of Indevus common stock received by the Company upon conversion of the contingent stock rights, described above, if any, at such time as such shares are sold by the Company (see Note 12 (a)). The Company paid $922,000 to the related parties towards their profit share, upon sale of Indevus.  .  During the quarter and six months ended June 30, 2007, the Company sold 291,964 shares of Indevus on the open market, for net proceeds of $1,822,000 (settled in July 2007) and realized a loss of $236,000 in Investment and other income (loss) in the June 30, 2007.

12.           Related party transactions

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

As a result of the acquisition of Valera by Indevus (see Note 11) this obligation presently relates to the sale of Indevus shares by the Company. From June 2007 through and including September 12, 2007, the Company sold, in a series of open market transactions, all of the 2,639,482 shares of Indevus common stock held by the Company for an aggregate of approximately $17,598,000, net of commissions and brokerage fees.  The November 12, 2004 agreement among the Company, Bedford Oak Partners and Mr. Feldman provides for Bedford Oak Partners and Mr. Feldman to (i) receive 50% of any amount in excess of $3.47 per share which is received by the Company upon the sale of Indevus common stock and (ii) participate in 50% of the profits earned on 19.51% of shares of Indevus common stock received by the Company upon conversion of the contingent stock rights, described below, if any, at such time as such shares are sold by the Company.  The aggregate amount paid in 2007 towards the profit sharing was $922,000 of which $581,000 and $603,000 was charged to Investment and other income (loss) for the three and six months ended June 30, 2007, respectively.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Three and six months ended June 30, 2008 and 2007
(unaudited)

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

Expenses incurred by the Company under this agreement were $135,000 and $335,000 for the quarter and six months ended June 30, 2007, respectively, representing approximately 80% of the cost of the compensation and benefits required to be provided by GPS to Jerome Feldman, who served as the Company’s Chief Executive Officer until May 31, 2007.

13.         Stockholders equity

(a)          Mr.  Flegel was named a director of the Company on March 2, 2007 and on March 1, 2007 was appointed as Chairman and elected as a director of Five Star.  Effective March 2, 2007, Mr. Flegel entered into a three-year agreement with Five Star (the “FS Agreement”) which provides for an annual fee of $100,000 and reimbursement (i) for all travel expenses incurred in connection with his performance of services for Five Star and (ii) beginning in November 2007, for up to $125,000 per year of the cost of maintaining an office. In addition, pursuant to the FS Agreement, Mr. Flegel was issued 2,000,000 shares of Five Star common stock, all of which are fully vested and not subject to forfeiture.  The 2,000,000 shares were valued at $720,000 based on the closing price of Five Star’s common stock on March 2, 2007. Such amount was to be charged to compensation expense over the term of the FS Agreement. At December 31, 2007, the unrecognized compensation was $520,000 of which $240,000 was included in Prepaid expenses and other current assets and $280,000 was included in Other assets. In addition, the Company recognized a gain of $1,000 on the reduction in ownership interest of Five Star at the time of issuance.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Three and six months ended June 30, 2008 and 2007
(unaudited)

On March 2, 2007, the Company and Mr. Flegel entered into an agreement pursuant to which the Company sold to Mr. Flegel 200,000 shares of Company common stock for $480,000 ($2.40 per share).  The agreement gave Mr. Flegel the right to exchange any or all of the 200,000 shares of the Company’s common stock into shares of Five Star common stock held by the Company at the fixed rate of six shares of Five Star common stock for each share of Company common stock. The value of the option to convert the shares of Company common stock held by Mr. Flegel into shares of Five Star  common stock which amounted to $264,000, has been valued using a Black Sholes formula and recognized as compensation expense by Five Star over the three year term of the FS Agreement. In addition, as the exchange rights if exercised would require the Company to effectively surrender net assets to redeem common stock, the Company accounted for the issuance of the 200,000 shares of Company common stock as temporary equity at an amount equivalent to the carrying value of Five Star’s equity that could be acquired by the holder of such shares ($493,000 at December 31, 2007).

On March 25, 2008, Mr. Flegel resigned as director and Chairman of the Board of Five Star, and as a director of the Company, effective immediately. In connection with Mr. Flegel’s resignation, Five Star, the Company and Mr. Flegel entered into an agreement, dated March 25, 2008, pursuant to which Mr. Flegel sold to the Company (i)  200,000 shares of  Company common stock, which was exchangeable into 1,200,000 shares of Five Star common stock owned by the Company, at $3.60 per share, which equates to $0.60 per share of Five Star common stock had Mr. Flegel exercised his right to exchange these shares of  Company common stock into shares of Five Star common stock and (ii)  1,698,336, shares of Five Star common stock at $0.60 per share.  In addition, Mr. Flegel’s children and grandchildren agreed to sell to the Company an additional 301,664 shares Five Star’s Common Stock at $0.60 per share. The market value of the Company’s common stock on March 25, 2008 was $2.40 per share.  The excess cash paid of $1.20 per share over the market value on the 200,000 shares of Company common stock purchased from Mr. Flegel, or $240,000, was deemed to be the settlement of the option to exchange Company common stock for Five Star common stock and was charged to Additional paid in capital. Five Star recorded a compensation charge of $1,096,000 in the first quarter of 2008 (included in Charge related to the resignation of the Chairman of the Board of Five Star) related to the above transactions, including the unrecognized value of the 2,000,000 shares of Five Star common stock issued and the option to convert the 200,000 shares of Company common stock discussed above.  In addition, the expense included $440,000, which represents the excess of the purchase price over the quoted market price of the 2,000,000 shares of Five Star common stock on the date of the agreement to acquire such shares.

 Bank of America amended the covenants related to the 2003 Loan Agreement in March 2008 to exclude non-cash charges related to any equity instruments (common stock, options and warrants) issued to any employee, director, or consultant from the covenant calculations (see Note 9).

The agreement also contained one-year non-compete, standstill and non-solicitation provisions. In addition, the three year FS Agreement was terminated upon his resignation.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
Three and six months ended June 30, 2008 and 2007
(unaudited)

(b)          As of December 31, 2007, warrants were outstanding to acquire 1,423,886 shares of the Company’s common stock at $3.57 per share. The warrants expire on August 14, 2008.   See Note 15 (a).

14.         Income taxes

As the result of the resignation of S. Leslie Flegel, former director and Chairman of the Board of Five Star and former director of the Company (see Note 13(a)) a compensation expense of $1,096,000 was recorded of which $704,000 did not result in a tax benefit.

15.         Subsequent events

(a) On August 11, 2008, the Company, The Gabelli Small Cap Growth Fund, The Gabelli Equity Income Fund, The Gabelli ABC Fund and The Gabelli Convertible and Income Securities Fund Inc. (collectively, the “Warrantholders”), holders of warrants to purchase an aggregate of 1,423,886 shares of the Company’s common stock, dated as of December 3, 2004 (the “Warrants”),  amended the Warrants to (i) extend the expiration date of the Warrants from August 14, 2008 to August 15, 2008 and (ii) reduce the exercise price of the Warrants from $3.57 per share to $2.50 per share.  On August 13, 2008 the Warrantholders exercised the warrants and the Company issued and sold 1,423,886 shares of its common stock to the Warrantholders for cash consideration of $2.50 per share, or an aggregate of $3,560,000.

(b) On August 13, 2008,the  Company’s Board of Directors authorized an increase of two million shares, or approximately 11% of its outstanding shares of common stock, to its stock buyback program which was originally authorized in December of 2006 (see Note 5).  The original program authorized the repurchase of up to two million shares, of which 1,744,962 shares have been repurchased and 255,038 remain available for repurchase.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Reports on Form 10-K filed with the Securities and Exchange Commission (the “SEC”); an unexpected decline in revenue and/or net income derived by the Company’s majority-owned subsidiary, Five Star Products, Inc. (“Five Star”), due to the loss of business from significant customers or otherwise. In addition, Five Star is subject to the intense competition in the do-it -yourself industry.

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

General Overview

The Company operates in one segment; Five Star.  The Company also owns certain other non-core assets, including an investment in MXL Operations Inc. (“Operations”), certain contingent stock rights in Indevus Pharmaceuticals, Inc. (Indevus) and certain real estate in Pawling, New York and Killingly, Connecticut.  The Company monitors Indevus for progress in achieving certain milestones related to contingent stock rights.  In the year ended December 31, 2007, the Company sold 2,639,482 shares of Indevus stock, which represents all of the shares of Indevus common stock held by the Company in 2007.   The Company may receive two contingent tranches of Indevus common stock, to the extent certain milestones with respect to specific product candidates are achieved. If each of the contingent milestones is achieved, the Company will receive $2,070,670 and $3,106,005, respectively, worth of Indevus common stock on the date the milestone is met, at which date additional gain will be recognized (see Notes 11 to the Consolidated Condensed Financial Statements).

On June 19, 2008, pursuant to the terms of an Asset Purchase Agreement, dated as of June 16, 2008 (the “MXL Agreement”), by and among the Company, MXL Industries, Inc., a wholly-owned subsidiary of the Company (“the Seller”), MXL Operations, Inc. (“Operations”), MXL Leasing, LP (“Leasing”) and MXL Realty, LP (“Realty” and, collectively with Operations and Leasing, “the Buyers”), the Buyers purchased substantially all the assets and assumed certain liabilities (except the “Excluded Liabilities,” as defined in the MXL Agreement) of Seller’s optical plastics molding and precision coating business (the “MXL Business”).  As consideration, Seller received approximately $5,200,000 in cash, of which approximately $2,200,000 was utilized to fully pay the bank debt relating to the MXL Business. See Note 3 to the Consolidated Condensed Financial Statements.

The Seller also made an aggregate capital contribution to the Buyers of $275,000, allocated to each of Operations, Leasing and Realty in a manner so that the Seller has a 19.9% interest in the total capital of each of Leasing and Realty and a 40.95% interest in the total capital of Operations.  Operations has the right to issue additional shares which, if issued, would reduce Seller’s interest in each of the Buyers on a pro rata basis to a minimum of 19.9%.

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

On April 5, 2007, Five Star acquired substantially all the assets (except “Excluded Assets” as defined) and assumed the Assumed Liabilities (as defined) of Right-Way Dealer Warehouse, Inc. (“Right-Way”) pursuant to the terms of a definitive asset purchase agreement, dated as of March 13, 2007 (the “Agreement”), with Right-Way for approximately $3,200,000 in cash and the assumption of liabilities in the approximate amount of $50,000 (the ‘Right-Way Transaction”). Transaction costs of $200,000 were incurred by Five Star in connection with the Right-Way Transaction.  The assets consisted primarily of approximately $1,186,000 of accounts receivable at fair value and approximately $2,213,000 of inventory at fair value. The acquisition included all of Right-Way’s Brooklyn Cash & Carry business and operations which sells paint sundry and hardware supplies to local retail stores.

Upon closing of the Right-Way Transaction, Five Star leased a warehouse at which the Right-Way Brooklyn Cash & Carry business is conducted from an affiliate of the principal of Right-Way, with an option to purchase the warehouse.  See Note 6 to the Consolidated Condensed Financial Statements.

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

Operating Highlights

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

For the three months ended June 30, 2008, the Company had a loss from continuing operations before income tax expense and minority interest of $(686,000) compared to income from continuing operations before income tax expense and minority interest of $16,171,000 for the three months ended June 30, 2007.  The change  in pre-tax income (loss) from continuing operations is primarily the result of the following: (i) a net gain of $17,031,000 recognized on the merger of Valera and Indevus in the three months ended  June 30, 2007   (see Note 11 to the Condensed Consolidated Financial Statements); (ii) reduced  operating income of $852,000, for Five Star for the three months ended June 30, 2008 ; (iii) a charge of $587,000 representing the unrealized profit which would be paid to related parties upon sale of Indevus available for sale shares in the three months ended June 30, 2007,and (iv) a realized loss of $316,000 on the sale of 291,964 Indevus shares in June 2007.

Sales

For the three months ended June 30, 2008 sales, which are comprised solely of the sales of Five Star, were $31,429,000, a decrease of $4,497,000, or 12.5% from June 30, 2007 sales of $35,926,000.  The decrease in sales by Five Star for the quarter ended June 30, 2008 as compared to the prior year period was the result of (i) reduced sales of exterior products due to (a) adverse weather conditions in May 2008, (b) Cabot drop ship sales that occurred in the second quarter of the 2007 fiscal year being shipped in the first quarter of 2008 due to a change in the program by Cabot and (c) overall softness in the exterior business and (ii) reduced sales out of the Five Star’s New Jersey and Connecticut warehouses due to an overall weakness in the economy and a weakness in the economy in Five Star’s marketplace.

Gross margin

Gross margin was $5,450,000, or 17.3% of net sales, for the quarter ended June 30, 2008, as compared to $6,255,000, or 17.4% of net sales, for the quarter ended June 30, 2007. The decrease in gross margin dollars for the quarter ended June 30, 2008 of $805,000 was the result of reduced Five Star sales for the periods.

Selling, general, and administrative expenses

For the three months ended June 30, 2008, selling, general and administrative (SG&A) expenses decreased by $16,000 from $5,820,000 for the three months ended June 30, 2007 to $5,804,000 for the three months ended June 30, 2008 due to reduced SG&A expenses at the corporate level of $63,000, which was due to reduced professional fees and personnel expenses, offset by increased SG&A expenses incurred by Five Star of $47,000.  The increased SG&A expenses incurred by Five Star were primarily due to $226,000 of costs incurred related to the tender offer announced on June 26, 2008 and commenced by NPDV on July 24, 2008 to acquire all the outstanding shares of Five Star common stock not held by the Company or NPDV at a purchase price of $0.40 per share (the “Offer”) (see Note 2 to the Consolidated Condensed Financial Statements) offset by reduced sales commissions and related selling expenses of $102,000 due to reduced sales.

Gain on exchange of Valera for Indevus shares

For the quarter ended June 30, 2007 the Company recognized a gain of $17,031,000 recognized as a result of the merger of Valera Pharmaceuticals, Inc. (Valera), in which the Company had an approximately 14% interest and Indevus, in which the Company had an approximately 3% interest. The gain includes the receipt of the first of three contingent tranches of consideration, valued at $2,070,000 received in May 2007. The Merger Agreement between Valera and Indevus was treated as a tax free merger under Internal Revenue Code Section 368.

Investment and other income (loss), net

The Company recognized investment and other income (loss) of $58,000 for the three months ended June 30, 2008, compared to $(835,000) for the three months ended June 30, 2007.   Investment and other income, net includes interest income, investment income, and recognition of a gain or loss for the change in the fair value of the Five Star’s interest rate collar.  The change is primarily attributable to a charge of $587,000 in the second quarter of 2007, representing the unrealized profit which would be paid to related parties upon sale of Indevus available for sale shares in 2007 and the loss of $236,000 on the sale of approximately 11% (291,964 shares) of the Company’s Indevus common stock in June 2007.

Income taxes

For the three months ended June 30, 2008 and 2007, the Company recorded an income tax expense of $12,000 and $700,000, respectively, which represents the Company’s applicable federal, state and local tax expense for the periods from continuing operations.  The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to recording income tax expense on the income (loss) of Five Star, a 75% owned subsidiary, as of June 30, 2008, which is not included in the Company’s consolidated return, state income taxes recorded with respect to the exchange of Valera common stock for Indevus common stock, and not recording an income tax benefit for the losses of National Patent.

Income tax expense of $32,000 was recorded as part of discontinued operations for the three months ended June 30, 2008, as it relates to tax on the operations of MXL and the gain related to its sale.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

For the six months ended June 30, 2008 the Company had a loss from continuing operations before income tax expense and minority interest of $(2,198,000) compared to income from continuing operations before income tax expense and minority interest of $16,469,000 for the six months ended June 30, 2007.  The decrease in pre-tax income from continuing operations is primarily a result of the following: (i) reduced  operating income of $2,493,000 for Five Star for the six months ended June 30, 2008 ; (ii) a net gain of $17,031,000 recognized on the merger of Valera and Indevus in the six months ended June 30, 2007   (see Note 11 to the Consolidated Condensed Financial Statements); (iii) a charge of $603,000 representing the unrealized profit which would be paid to related parties upon sale of Indevus available for sale shares in the six months ended June 30, 2007,and (iv) a realized loss of $316,000 on the sale of 291,964 Indevus shares in June 2007.

Five Star’s  reduced operating profit for the six months ended June 30, 2008 was primarily attributable to (i) a $1,096,000 non cash compensation expense related to the termination of  the Five Star’s agreement with Mr. Flegel during the first six months of 2008 (see Note 13 to the Consolidated Condensed Financial Statements), which is reflected in Charge related to resignation of Chairman of the Board in the Consolidated Condensed Statement of Operations, (ii) reduced gross margin due to reduced sales  for the first six months  of 2008 as compared to the first six months of 2007 (iii) increased general and administrative expenses primarily due the acquisition of Right-Way in April 2007 and expenses related to the  Offer incurred in the first six months of 2008 (see Note 2 to the Consolidated Condensed Financial Statements), and (iv) increased delivery expenses in the first six months of 2008 as compared to the first six months of 2007 due to increased fuel costs.

Sales

The Company had sales, which are comprised solely of the sales of Five Star, of $62,898,000 for the six months ended June 30, 2008, as compared to sales of $65,788,000 for the six months ended June 30, 2007.  The decrease in Five Star sales for the six months ended June 30, 2008 of $2,890,000 was the result of` reduced sales by Five Star due to an overall weakness in the economy and the Company’s marketplace, offset by sales generated by Right-Way Brooklyn, the Five Star’s Cash and Carry facility purchased in April 2007.

Gross margin

Gross margin for the six months ended June 30, 2008 was $10,626,000 or 16.9% of net sales as compared to $10,984,000 or 16.5% of net sales for the six months ended June 30, 2007.

The decrease in gross margin dollars for the quarter and six months ended June 30, 2008 of $358,000 was the result of reduced Five Star sales for the period. The increased gross margin percentage for the six months ended June 30, 2008 was attributable to Five Star’s improved product mix.

Selling, general, and administrative expenses

For the six months ended June 30, 2008, selling, general and administrative expenses increased by $1,157,000 from $10,032,000 for the six months ended June 30, 2007 to $11,189,000 for the six months ended June 30, 2008, primarily attributable to increased SG&A expenses incurred by Five Star for the period.  Five Star had increased SG&A expenses of 888,000 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due to: (i) $226,000 of costs incurred related to the Offer for the 2008 period (see Note 2 to the Consolidated Condensed Financial Statement’s); (ii) increased general and administrative expenses of $461,000 for the 20008 period, primarily due to increased costs incurred due to the operation Right-Way; (iii) increased delivery costs of $89,000 for the 2008 period due to increased fuel costs; and (iv) a general increase in operating costs for the 2008 period. In addition, there were increased expenses at the corporate level primarily due to equity based compensation expense.

Gain on exchange of Valera for Indevus shares

For the six months ended June 30, 2007 the Company recognized a gain of $17,031,000 recognized as a result of the merger of Valera, in which the Company had an approximately 14% interest and Indevus., in which the Company had an approximately 3% interest. The gain includes the receipt of the first of three contingent tranches of consideration, valued at $2,070,000 received in May 2007. The Valera and Indevus merger was treated as a tax free merger under Internal Revenue Code Section 368.

Investment and other income (loss), net

The Company recognized investment and other income of $151,000 for the six months ended June 30, 2008 as compared to a loss of ($782,000) the six months ended June 30, 2007. The change in the first six months of 2008 is attributable to a $603,000 expense representing the unrealized profit which would be paid to related parties upon sale of shares of common stock of Valera (Indevus) available for sale during the six months ended June 30, 2007, and a realized loss of $326,000 on the sale of 291,964 shares of Indevus common stock in June 2007.

Income taxes

For the six months ended June 30, 2008 and 2007, the Company recorded an income tax expense of $25,000 and $1,060,000, respectively, which represents the Company’s applicable federal, state and local tax expense for the periods from continuing operations.  The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to recording income tax expense on the income (loss) of Five Star, a 75% owned subsidiary, as of June 30, 2008which is not included in the Company’s consolidated return, state income taxes recorded with respect to the exchange of shares of Valera common stock for shares of Indevus common stock, and not recording an income tax benefit for the losses of National Patent.  In addition, the Company recorded a discrete tax item during the first quarter of 2008, with respect to $704,000 of non-cash compensation expense of Five Star, which did not result in a tax benefit.

Income tax expense of $33,000 was recorded as part of discontinued operations for the six months ended June 30, 2008, as it relates to tax on the operations of MXL and the gain related to its sale.

Financial condition
The increase in inventory, accounts receivables and accounts payable at June 30, 2008 as compared to December 31, 2007 are the result of seasonal fluctuations.

Liquidity and capital resources

At June 30, 2008, the Company had cash and cash equivalents totaling of $13,181,000. The Company believes that cash, investments on hand and borrowing availability under existing credit agreements will be sufficient to fund the Company’s working capital requirements for at least the next twelve months. On August 13, 2008 the Warrantholders exercised the warrants and the Company issued and sold 1,423,886 shares of its common stock to the Warrantholders for cash consideration of $2.50 per share, or an aggregate of $3,560,000 (see Note 15(a)).

For the six months ended June 30, 2008, the Company’s working capital decreased by $2,828,000 to $21,426,000 from $24,254,000 as of December 31, 2007.

The decrease in cash and cash equivalents of $2,517,000 for the six months ended June 30, 2008 as compared to December 31, 2007 resulted from net cash used in operations of $6,970,000, due primarily to a net loss of $1,805,000, an increase in accounts receivable of $5,233,000, an increase in inventory of $2,492,000, partially offset by an increase in accounts payable and accrued expenses of $638,000; net cash provided by investing activities of $2,405,000, primarily due to net cash proceeds from the sales of certain assets of MXL (see Note 3 to the Consolidated Condensed Financial Statements). Partially offset by purchases of Five Star common stock for $1,523,000, which was comprised of $763,000 in open market purchases and $1,200,000 from S. Leslie Flegel, the former Chairman of Five Star, of which $440,000 was charged to operations (see Note 13 to the Consolidated Condensed Financial Statements); and net cash provided by financing activities of $2,048,000, consisting of proceeds of short term borrowings of $5,003,000,  offset by purchases of treasury stock of $1,017,000 and repayments of long-term debt of $1,698,000. The significant changes in accounts receivables, inventory and accounts payable is primarily due to the particulars of Five Star’s business in the first quarter, including their trade show, spring dating programs and increased inventory levels for the spring.

On June 27, 2008, Five Star entered into a Restated and Amended Loan and Security Agreement (the “Amended Loan Agreement”), with Bank of America, N.A. (“Bank of America”). The Amended Loan Agreement extends the maturity date of that certain Loan and Security Agreement, dated as of June 20, 2003, entered into by Five Star and Bank of America (through its predecessor Fleet Capital Corporation), as amended (the “2003 Loan Agreement”), to June 30, 2011.  The 2003 Loan Agreement, as amended by the Amended Loan Agreement, is referred t herein as the “Loan Agreement’.

The Amended Loan Agreement provides Five Star with a $35,000,000 revolving credit facility (“Revolving Credit Facility”), subject to a $3,500,000 sub-limit for letters of credit.  The Revolving Credit Facility allows Five Star to borrow up to (a) 85% of eligible receivables plus (b) the greater of (i) the lesser of $20,000,000 or 65% (to be reduced by 1% per quarter commencing July 1, 2008) of eligible inventory, or (ii) the lesser of $20,000,000 or 85% of the appraised net orderly liquidation value of eligible inventory minus (c) the amount of outstanding letter of credit obligations, as those terms are defined therein.  All obligations under the Revolving Credit Facility are secured by first priority liens on all of Five Star’s existing and future assets.  In connection with the Amended Loan Agreement, on June 27, 2008, Five Star executed the Restated and Amended Promissory Note, dated as of June 26, 2008, payable to Bank of America in the principal amount of $35,000,000 (the “Promissory Note”).  The Promissory Note restates and replaces a certain $35,000,000 Revolving Note, dated as of June 1, 2005, made by Five Star in favor of Bank of America.  The principal amount under the Promissory Note is due and payable on June 30, 2011.

Loans made to Five Star under the Revolving Credit Facility bear interest at a per annum rate based on the Prime Rate of Bank of America plus 0.5%, or at a per annum rate based on LIBOR plus 200 basis points, at Five Star’s election.  The LIBOR and Prime Rate margins may be adjusted in the event that Five Star Group achieves and maintains certain performance benchmarks. At June 30, 2008 and December 31, 2007, $24,931,000 and $19,303,000 was outstanding under the Loan Agreement and $7,044,000 and $5,579,000 was available to be borrowed, respectively.  Substantially all of Five Star’s assets are pledged as collateral for these borrowings.  Under the Amended Loan Agreement, Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios.

In connection with the 2003 Loan Agreement, Five Star also entered into a derivative transaction with Bank of America.  The derivative transaction is an interest rate swap and has been designated as a cash flow hedge.  Effective June 30, 2008 through June 30, 2011, Five Star will pay a fixed interest rate of 3.62% to Bank of America on notional principal of $20,000,000.  In return, Bank of America will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount.  The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.62%.  The fair value of the interest rate swap amounted to $65,000 at June 30, 2008 and is included in other assets in the accompanying balance sheets.

In connection with the March 25, 2008 resignation of Mr. Flegel as director and Chairman of the Board of Five Star, and as a director of the Company and the related agreement among Five Star, the Company and Mr. Flegel dated March 25, 2008 (see Note 13), Bank of America amended the covenants related to the 2003 Loan Agreement in March 2008 to exclude non-cash charges related to any equity instruments (common stock, options and warrants) issued to any employee, director, or consultant from the covenant calculations.

Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of June 30, 2008 Five Star was in compliance with all required covenants. The following table sets forth the significant debt covenants at June 30, 2008:

Covenant	Required	Calculated

Minimum tangible net worth	$7,000,000	$9,610,000

Debt to tangible net worth	< 6	2.59

Fixed charge coverage	>1.1	2.12

Quarterly income (loss)	No loss in consecutive quarters	$489,000 – first quarter profit (*)
		$98,000 – second quarter profit

* The Loan Agreement excludes non-cash charges related to any equity instruments (common stock, options and warrants) issued to any employee, director, or consultant from the covenant calculations.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

Not required.

Item 4.     Controls and Procedures

The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.     Unregistered Sales Of Equity Securities and Use of Proceeds.

The following table provides common stock repurchases made by or on behalf of the Company during the second quarter ended June 30, 2008.

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
April 1, 2008	April 30, 2008	116,500	$2.45	116,500	255,038
May 1, 2008	May 31, 2008				255,038
June 1, 2008	June 30, 2008				255,038

	Total	116,500		116,500

(1)
On December 15, 2006, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock on that date, from time to time either in open market or privately negotiated transactions. The Company undertook this repurchase program in an effort to increase shareholder value.

Item 6.     Exhibits

2.1
Asset Purchase Agreement, dated as of June 16, 2008, by and among National Patent Development Corporation, MXL Industries, Inc., MXL Operations, Inc., MXL Leasing, LP and MXL Realty, LP (incorporated by reference to 2.1 of the Current Report on Form 8-K filed by National Patent Development Corporation with the Securities and Exchange Commission on June 23, 2008)

2.2
Stockholders Agreement, dated as of June 16, 2008, by and among MXL Operations, Inc., MXL Industries, Inc. and the other stockholders of MXL Operations, Inc. (incorporated by reference to 2.2 of the Current Report on Form 8-K filed by National Patent Development Corporation with the Securities and Exchange Commission on June 23, 2008)

2.3
Limited Partnership Agreement of MXL Leasing, LP, dated as of June 16, 2008, by and between MXL GP, LLC and the limited partners of MXL Leasing, LP (incorporated by reference to 2.3 of the Current Report on Form 8-K filed by National Patent Development Corporation with the Securities and Exchange Commission on June 23, 2008)

2.4
Limited Partnership Agreement of MXL Realty, LP, dated as of June 16, 2008, by and between MXL GP, LLC and the limited partners of MXL Realty, LP (incorporated by reference to 2.4 of the Current Report on Form 8-K filed by National Patent Development Corporation with the Securities and Exchange Commission on June 23, 2008)

2.5
Put and Call Option Agreement, dated as of June 16, 2008, by and between MXL Operations, Inc., MXL Leasing, LP, MXL Realty, LP and MXL Industries, Inc. (incorporated by reference to 2.5 of the Current Report on Form 8-K filed by National Patent Development Corporation with the Securities and Exchange Commission on June 23, 2008)

2.6
Tender Offer and Merger Agreement, dated June 26, 2008, among Five Star Products, Inc., NPDV Acquisition Corporation and National Patent Development Corporation (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the registrant on June 26, 2008)

10.1
Letter Agreement, dated June 26, 2008 among Bruce Sherman, Five Star Products, Inc. and National Patent Development Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the registrant on June 26, 2008)

10.2
Letter Agreement, dated June 26, 2008 among Ronald Kampner, Five Star Products, Inc. and National Patent Development Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the registrant on June 26, 2008)

10.3
Letter Agreement, dated June 26, 2008 among Charles Dawson, Five Star Products, Inc. and National Patent Development Corporation (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the registrant on June 26, 2008)

10.4
Letter Agreement, dated June 26, 2008 among Joseph Leven, Five Star Products, Inc. and National Patent Development Corporation (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the registrant on June 26, 2008)

10.5
Letter Agreement, dated June 26, 2008 among Ira Sobotko, Five Star Products, Inc. and National Patent Development Corporation (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the registrant on June 26, 2008)

10.6
Letter Agreement, dated June 26, 2008 among Mr. John C. Belknap, Five Star Products, Inc. and National Patent Development Corporation (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by the registrant on June 26, 2008)

31.1	*	Certification of principal executive officer of the registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer of the registrant and the principal financial officer of the registrant

______________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NATIONAL PATENT DEVELOPMENT CORPORATION

Date: August 14, 2008	/s/ HARVEY P. EISEN
Name: Harvey P.Eisen
Title: Chairman of the Board and Chief Executive Officer

Date: August 14, 2008	/s/ IRA J. SOBOTKO
Name: Ira J. Sobotko
Title: Vice President, Chief Financial Officer