Form 10-Q
period 2008-09-30
NATIONAL PATENT DEVELOPMENT CORP
filed 2008-11-14
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:               000-50587

NATIONAL PATENT DEVELOPMENT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4005439
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10 East 40th Street, Suite 3110, New York, NY	10016
(Address of principal executive offices)	(Zip code)

(646) 742-1600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☒

As of November 5, 2008, there were 17,540,549 shares of the registrant’s common stock, $0.01 par value, outstanding.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales	$31,216	$32,938	$94,114	$98,726
Cost of sales	25,702	26,953	77,975	81,758
Gross margin	5,514	5,985	16,139	16,968

Selling, general and administrative expenses	(6,271)	(5,658)	(17,460)	(15,689)
Charge related to resignation of Chairman of Five Star	-	-	(1,096)	-

Operating profit (loss)	(757)	327	(2,417)	1,279

Interest expense	(370)	(394)	(1,060)	(1,126)
Gain on exchange of Valera for Indevus shares	-	-	-	17,031
Investment and other income (loss), net	(73)	(957)	78	(1,739)

Income (loss) from continuing operations before income taxes and minority interest	(1,200)	(1,024)	(3,399)	15,445

Income tax (expense) benefit	354	(236)	329	(1,296)

Income (loss) from continuing operations before minority interest	(846)	(1,260)	(3,070)	14,149

Minority interest	(24)	(142)	(34)	(578)

Income (loss) from continuing operations	(870)	(1,402)	(3,104)	13,571

Income (loss) from discontinued operations, net of taxes, including an $87 gain on sales of assets in 2008	-	51	429	(79)

Net income (loss)	$(870)	$(1,351)	$(2,675)	$13,492

Basic net income(loss) per share:
Continuing operations	$(0.05)	$(0.08)	$(0.19)	$0.76
Discontinued operations	-	-	0.03	-
Net (loss) income per share	$(0.05)	$(0.08)	$(0.16)	$0.76

Diluted net income (loss) per share:
Continuing operations	$(0.05)	$(0.08)	$(0.19)	$0.76
Discontinued operations	-	-	0.03	-
Net (loss) income per share	$(0.05)	$(0.08)	$(0.16)	$0.76

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
 (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$(870)	$(1,351)	$(2,675)	$13,492

Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on available-for-sale-securities	-	(19)	(102)	(908)
Reclassification adjustment principally for gain on exchange of Valera securities recognized in merger included in net income	-	-	-	(4,598)
Reclassification adjustment for realized losses on Indevus shares included in net income	-	768	-	1,023
Reclassification adjustment for impairment of investment in Millennium Cell, Inc. included in net income (loss)	138	266	138	266
Net unrealized loss on interest rate swap, net of minority interest	(100)	(75)	(93)	(120)
Comprehensive income (loss) before tax	(832)	(411)	(2,732)	9,155

Income tax benefit related to items of other comprehensive income (loss)	44	30	47	47

Comprehensive income (loss)	$(788)	$(381)	$(2,685)	$9,202

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$13,777	$15,698
Accounts receivable, less allowance
for doubtful accounts of $226 and $412	15,956	12,755
Inventories	24,267	27,720
Prepaid expenses and other current assets	542	1,326
Deferred tax asset	199	470
Total current assets	54,741	57,969

Marketable securities available for sale	7	109
Property, plant and equipment, net	981	3,534
Intangible assets	626	-
Deferred tax asset	927	-
Other assets	3,155	3,293
Total assets	$60,437	$64,905

Liabilities and stockholders’ equity
Current liabilities
Current maturities of long-term debt	$-	$257
Short term borrowings	19,474	19,928
Accounts payable and accrued expenses	13,891	13,530

Total current liabilities	33,365	33,715

Long-term debt less current maturities	-	1,441
Deferred tax liability	-	279

Minority interest	-	2,902
Common stock subject to exchange rights	-	493

Stockholders’ equity
Common stock	181	180
Additional paid-in capital	28,412	26,825
Retained earnings (deficit)	(130)	2,545
Treasury stock, at cost	(1,364)	(3,458)
Accumulated other comprehensive loss	(27)	(17)
Total stockholders’ equity	27,072	26,075
Total liabilities and stockholders’ equity	$60,437	$64,905

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operations:
Net income (loss)	$(2,675)	$13,492
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	489	557
Minority interest	34	578
Gain on sale of MXL	(87)
Expenses paid in common stock	46	45
Stock based compensation	1,694	426
Impairment of Investment	138	266
Gain on exchange of Valera for Indevus shares	-	(17,031)
Deferred income taxes	(935)
Loss on sale of Indevus shares	-	1,023
Gain on issuance of stock by subsidiary	-	(1)

Changes in other operating items, net of effect of acquisition of Right-Way and disposition of MXL
Accounts receivable	(4,334)	(4,544)
Inventory	2,445	(1,092)
Prepaid expenses and other assets, net of cash sold	565	5,888
Accounts payable and accrued expenses	715	252
Net cash used in operations	(1,905)	(141)

Cash flows from investing activities:
Additions to property, plant and equipment, net	(617)	(1,035)
Acquisition of additional interest in Five Star	(3,838)	(106)
Net proceeds from sale of assets of MXL	4,661
Acquisition of Right-Way by Five Star	-	(3,399)
Investment in MXL	(275)	-
Proceeds from sale of investments	-	17,598
Repayment of receivable from GP Strategies	-	325
Net cash provided by (used in) investing activities	(69)	13,383

Cash flows from financing activities:
Proceeds from sale of common stock		480
Exercise of common stock warrants	3,560
Purchase of treasury stock	(1,115)	(3,021)
(Repayment of) proceeds from short-term borrowings	(454)	1,560
Settlement of option	(240)	-
(Repayment of) proceeds from long-term debt, net	(1,698)	280
Net cash provided by (used in) financing activities	53	(701)

Net increase (decrease) in cash and cash equivalents	(1,921)	12,541
Cash and cash equivalents at beginning of period	15,698	4,485
Cash and cash equivalents at end of period	$13,777	$17,026

Non cash investing activities:
Acquisition of shares of stock of Indevus in exchange for shares of stock of Valera in a merger transaction	$14,960

See accompanying notes to the condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008
(Unaudited)
(in thousands, except shares and per share data)

	Common Stock $(0.01 par value)	Additional paid-in capital	Retained earnings	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2007	$180	$26,825	$2,545	$(3,458)	$(17)	$26,075
Net unrealized loss on available for sale securities					(102)	(102)
Reclassification adjustment related to realized loss on available for sale securities					138	138
Net unrealized loss on interest rate swap, net of tax and minority interest					(46)	(46)
Net loss			(2,675)			(2,675)
Equity based compensation expense		1,088				1,088
Repurchased equity options of Five Star, net of minority interest of $32		(150)				(150)
Settlement of option to acquire shares of Five Star		(240)				(240)
Issuance of 1,423,886 treasury shares upon exercise of warrants		351		3,209		3,560
Purchase of 462,859 shares of Treasury Stock				(1,115)		(1,115)
Reclassification of common stock subject to exchange rights		493				493
Issuance of 10,260 shares of common stock to MXL Retirement and Savings Plan	1	24				25
Issuance of 8,549 shares of common stock to directors		21				21
Balance at September 30, 2008	$181	$28,412	$(130)	$(1,364)	$(27)	$27,072

See accompanying notes to the condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2008 and 2007
(Unaudited)

1.           Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements for the three months and nine months ended September 30, 2008 and 2007 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 as presented in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008.  In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.  The results for the 2008 interim periods are not necessarily indicative of results to be expected for the entire year.

Description of business. National Patent Development Corporation (the “Company” or “National Patent”), through its wholly-owned subsidiary, Five Star Products, Inc. (“Five Star”), is engaged in the wholesale distribution of home decorating, hardware and finishing products. Five Star serves independent retail dealers in 12 states in the Northeast. Products distributed include paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products.  The Company also owns certain other assets, including real estate.  On June 19, 2008, the Company sold substantially all the operating assets of its optical plastics molding and precision coating business, MXL Industries, Inc. (see Note 3).  The results for MXL Industries Inc. have been accounted for as a discontinued operation for all periods presented.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations”. SFAS No. 141(R), replaces SFAS No. 141, “Business Combinations”, and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact that the adoption of SFAS No. 141(R) will have on the Company’s financial statements is not presently determinable, since it is dependant on future acquisitions, if any.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measurement of fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants will use when pricing an asset or liability and establishes a fair value hierarchy of three levels that  prioritize the information used to develop those assumptions. The provisions of SFAS No. 157 became effective for the Company beginning January 1, 2008. Generally, the provisions of this statement are to be applied prospectively. The Company adopted SFAS No. 157 in the first quarter of 2008. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2008 and 2007
(Unaudited)

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin (“ARB”) No. 51” (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively for all periods presented.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. The Company does not anticipate that the adoption of SFAS No. 161 will have a material effect on the Company’s consolidated financial statements.

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
Three and nine months ended September 30, 2008 and 2007
(Unaudited)

2.           Tender Offer for shares of Five Star common stock

On June 26, 2008, the Company, Five Star and NPDV Acquisition Corp., a newly-formed wholly owned subsidiary of the Company (“NPDV”), entered into a Tender Offer and Merger Agreement (the “Tender Offer Agreement”).  Pursuant to the Tender Offer Agreement, on July 24, 2008, NPDV commenced a tender offer to acquire all the outstanding shares of Five Star common stock not held by the Company or NPDV at a purchase price of $0.40 per share (the “Offer Price”), net to the seller in cash, without interest thereon and less any required withholding taxes (the “Offer”).

The Offer expired at 12:00 Midnight, New York City time, on August 26, 2008, and on August 27, 2008, the Company announced the successful completion of the Offer.  On August 28, 2008, NPDV merged with and into Five Star (the “Merger”) with Five Star continuing as the surviving corporation, wholly-owned by the Company.   Each share of Five Star common stock outstanding immediately prior to the effective time of the Merger (other than shares held by National Patent, Five Star or NPDV, all of which were cancelled and retired and ceased to exist, were converted in the Merger into the right to receive the price paid pursuant to the Offer, in cash. The Company paid approximately $1,028,000 for the tendered shares, $661,000 for the remaining shares to be tendered and incurred expenses related to the Merger of approximately $626,000.  The total purchase price for the 17.7% minority interest was $2,315,000.  The Company has recorded intangible assets aggregating $626,000,  which represents 17.7% of the fair value of Five Star’s customer lists, based on a preliminary valuation.  The value of the customer lists will be amortized over a five year period.

In addition, concurrently with the execution of the Tender Offer Agreement, the Company and Five Star entered into letter agreements with certain executive officers, employees and directors of Five Star, certain of whom are also directors and executive officers of the Company (collectively the “Letter Agreements”), pursuant to which these persons received cash of approximately $182,000 in exchange for the termination of their vested and unvested options to purchase shares of Five Star common stock and unvested shares of Five Star restricted stock promptly following the completion of the Merger, which was recorded as a charge to Additional paid-in capital.

Further, as a result of the termination of the agreements related to the options and shares, resulted in $489,000 of previously unrecognized compensation cost related to unvested share-based compensation arrangements of Five Star was charged to operations in the quarter ended September 30, 2008.

Prior to the commencement of the Offer, in accordance with the Tender Offer Agreement, (i) the Company transferred to NPDV (A) all of the shares of Five Star common stock held by the Company and (B) a convertible note made by Five Star’s wholly-owned subsidiary, and (ii) NPDV converted such note into an aggregate of 7,000,000 shares of Five Star common stock.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2008 and 2007
(Unaudited)

3.           Discontinued Operation - Sale of Assets of MXL Industries

On June 19, 2008, pursuant to the terms of an Asset Purchase Agreement, dated as of June 16, 2008, by and among the Company, MXL Industries, Inc., a wholly-owned subsidiary of the Company (“MXL Industries” or the “Seller”), MXL Operations, Inc. (“Operations”), MXL Leasing, LP (“Leasing”) and MXL Realty, LP (“Realty” and, collectively with Operations and Leasing, the “MXL Buyers”), the MXL Buyers purchased substantially all the assets and assumed certain liabilities of Seller’s optical plastics molding and precision coating businesses (the “MXL Business”).  As consideration, the Seller received approximately $5,200,000 in cash, of which approximately $2,200,000 was utilized to fully pay bank debt of MXL Industries.  The sale resulted in a gain of $87,000 net of $143,000 of related expenses.

The Seller also made an aggregate investment in the MXL Buyers of $275,000, allocated to each of Operations, Leasing and Realty in a manner so that as of the effective time of the transaction, the Seller has a 19.9% interest in the total capital of each of Leasing and Realty and a 40.95% non-voting interest in the total capital of Operations.  Operations has the right to issue additional shares before December 31, 2008 which, if issued, would reduce the Seller’s interest in Operations to a minimum of 19.9%. Management of Operations has communicated to the Company that it is their intent to invest additional capital by the end of 2008, which would reduce the Company’s interest in Operations to 19.9% on or before December 31, 2008.  Investors in the Buyers include certain senior managers of the MXL Business.

The results for MXL Industries have been accounted for as a discontinued operation for all periods presented.

The summary comparative results of the discontinued operation is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales	$-	$2,267	$4,053	$6,544
Income (loss) from discontinued operation		$51	$375	$(79)
Provision for income taxes			(33)
Gain on sale of MXL net of taxes			87
Net income (loss) from discontinued operation	$-	$51	$429	$(79)

Assets and liabilities of the discontinued operation at December 31, 2007 are summarized as follows (in thousands):

Current assets	$2,924
Non current assets	2,609
Current liabilities	1,444
Non current liabilities	1,709

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2008 and 2007
(Unaudited)

4.           Per share data

Income (loss) per share for the three months and nine months ended September 30, 2008 and 2007 are calculated as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic EPS
Net income (loss)	$(870)	$(1,351)	$(2,675)	$13,492
Weighted average shares
Outstanding	16,856	17,576	16,557	17,711
Basic (loss) income per share:
Continuing operations	$(0.05)	$(0.08)	$(0.19)	$0.76
Discontinued operations	-	-	0.03	-
Total (loss ) income per share	$(0.05)	$(0.08)	$(0.16)	$0.76

Diluted EPS
Net (loss) income	$(870)	$(1,351)	$(2,675)	$13,492
Weighted average shares outstanding	16,856	17,576	16,557	17,711
Dilutive effect of stock options	-	-	-	21
Dilutive weighted average shares outstanding	16,856	17,576	16,557	17,733

Diluted (loss) income per share:
Continuing operations	$(0.05)	$(0.08)	$(0.19)	$0.76
Discontinued operations	-	-	0.03	-
Total (loss ) income per share	$(0.05)	$(0.08)	$(0.16)	$0.76

The following were not included in the diluted computation, as their effect would be anti-dilutive:

	September 30, 2008		December 31, 2007
Options	3,350,000		782,830
Warrants (see Note 14(b))	1,423,887	*	1,423,887
Five Star’s convertible note	2,800,000	*	2,800,000
Five Star’s options	975,000	*	975,000
* - From January 1, 2008 through the dates of exercise of the warrants, conversion of Five Star’s convertible note and termination of Five Star’s options.

5.           Treasury Stock

On December 15, 2006, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its then-outstanding shares of common stock, from time to time either in open market or privately negotiated transactions. At September 30, 2008, the Company had repurchased 1,791,321 shares of its common stock for $4,092,000 under this repurchase program (excluding the purchase from Mr. S.  Leslie Flegel in March 2008, which was not under such plan; see Note 14).

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2008 and 2007
(Unaudited)

On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 shares, or approximately 11% of the then-outstanding shares of Company common stock, to the Company’s stock repurchase program originally authorized in December 2006.  At September 30, 2008, 2,208,679 shares of Company common stock remain available for repurchase under this repurchase program.

On August 11, 2008 the Company issued 1,423,886 shares of its common stock out of treasury stock pursuant to exercise of warrants (see Note 14(b)).

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

(in thousands, except per share data)	Nine months ended September 30, 2007
Sales	$109,604
Income from continuing operations	12,771
Net income	12,682
Earnings per share
Basic and fully diluted
Continuing operations	$.72
Discontinued operations
Net income	$.72

7.           Incentive stock plans and stock based compensation

The Company has a stock-based compensation plan for employees and non-employee members of its Board of Directors. The plan provide for discretionary grants of stock options, restricted stock shares, and other stock-based awards. The Company’s plan is administered by the Compensation Committee of the Board of Directors, which consists solely of non-employee directors.

On November 3, 2003, GP Strategies, which at the time was the Company’s sole stockholder,  adopted an Incentive Stock Plan (the “2003 Plan”) under which 1,750,000 shares of the Company’s common stock are available for grant to employees, directors and outside service providers.  The 2003 Plan permits awards of incentive stock options, nonqualified stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of the Company common stock.  The term of any option granted under the 2003 Plan will not exceed ten years from the date of grant and, in the case of incentive stock options granted to a 10% or greater holder in the total voting stock of the Company, three years from the date of grant.  The exercise price of any option granted under the 2003 Plan may not be less than the fair market value of the common stock on the date of grant or, in the case of incentive stock options granted to a 10% or greater holder in the total voting stock, 110% of such fair market value.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2008 and 2007
(Unaudited)

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

In March 2007, the Company granted an aggregate of 3,200,000 nonqualified stock options to officers and directors under the 2003 Plan, of which 632,830 were granted under the terms of the 2003 Plan as had then been approved by the Company’s stockholders and the remainder were granted subject to stockholder approval of the 2003 Plan Amendment.  The Company determined the estimated aggregate fair value of the 632,830 options that were not subject to stockholder approval on the date of grant and upon stockholder approval, which under SFAS 123R is considered the date of grant, determined the estimated aggregate fair value of the remaining 2,567,170 options. On July 30, 2007, the Company granted an aggregate of 150,000 non-qualified stock options under the 2003 Plan.  The stock options granted on July 30, 2007 were not subject to stockholder approval of the 2003 Plan Amendment.

On July 30, 2007, the Board of Directors adopted the National Patent Development Corporation 2007 Incentive Stock Plan (the “2007 NPDC Plan”), subject to stockholder approval.  The 2007 NPDC Plan was approved by the Company’s stockholders in December 2007 at the Company’s 2007 Annual Stockholders Meeting.  As of September 30, 2008, no awards have been granted under the 2007 NPDC Plan.  As of September 30, 2008, the number of shares of common stock reserved and available for awards under the 2007 NPDC Stock Plan (subject to certain adjustments as provided therein) is 7,500,000.

A summary of the Company’s outstanding stock options during nine months then ended September 31, 2008, is presented below. There was no share options activity.

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2008	3,350,000	$2.49	8.9	$768,000*
Options outstanding at September 30, 2008	3,350,000	2.49	8.5	$0 *
Options exercisable at September 30, 2008	1,117,000	$2.45	8.5	$0 *

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The weighted average grant-date fair value of the options granted during year ended December 31, 2007 was $0.82 per share.  No options were granted during the nine months ended September 30, 2008.

As of September 30, 2008, there was $1,291,000 of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 1.4 years.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2008 and 2007
(Unaudited)

8.           MXL Industries debt

On December 31, 2007 MXL Industries’s long-term debt totaled $1,698,000, or $1,441,000, net of current maturities of $257,000.  On June 19, 2008, the long-term debt of approximately $1,575,000 was fully repaid to the banks from the proceeds from the sale of MXL Industries.  See Note 3.

On December 31, 2007, MXL Industries’s short-term borrowing totaled $625,000.  On June 19, 2008, the then-outstanding balance of approximately $625,000 was fully repaid to M&T Bank from the proceeds from the sale of MXL Industries. See Note 3.

9.           Short term borrowings

Five Star short-term borrowings

On June 27, 2008, Five Star entered into a Restated and Amended Loan and Security Agreement (the “Amended Loan Agreement”) with Bank of America, N.A. (“Bank of America”). The Amended Loan Agreement extends the maturity date of that certain Loan and Security Agreement, dated as of June 20, 2003, entered into by Five Star and Bank of America (through its predecessor Fleet Capital Corporation), as amended (the “2003 Loan Agreement”), to June 30, 2011. The 2003 Loan Agreement, as amended by the Amended Loan Agreement, is referred to herein as the “Loan Agreement”.

The Amended Loan Agreement provides Five Star with a $35,000,000 revolving credit facility (“Revolving Credit Facility”), subject to a $3,500,000 sub-limit for letters of credit.  The Revolving Credit Facility allows Five Star to borrow up to (a) 85% of eligible receivables plus (b) the greater of (i) the lesser of $20,000,000 or 65% (to be reduced by 1% per quarter commencing July 1, 2008) of eligible inventory, or (ii) the lesser of $20,000,000 or 85% of the appraised net orderly liquidation value of eligible inventory minus (c) the amount of outstanding letter of credit obligations, as those terms are defined therein.  All obligations under the Revolving Credit Facility are collateralized by first priority liens on all of Five Star’s existing and future assets.  In connection with the Amended Loan Agreement, on June 27, 2008, Five Star executed the Restated and Amended Promissory Note, dated as of June 26, 2008, payable to Bank of America in the principal amount of $35,000,000 (the “Promissory Note”).  The Promissory Note was restated and replaced the $35,000,000 Revolving Note, dated as of June 1, 2005, made by Five Star in favor of Bank of America.  The principal amount under the Promissory Note is due and payable on June 30, 2011.

Loans made to Five Star under the Revolving Credit Facility bear interest at a per annum rate based on the Prime Rate of Bank of America plus 0.5%, or at a per annum rate based on LIBOR plus 200 basis points, at Five Star’s election.  The LIBOR and Prime Rate margins may be adjusted in the event that Five Star Group achieves and maintains certain performance benchmarks. At September 30, 2008 and December 31, 2007, approximately $19,474,000 and $19,303,000 was outstanding under the Loan Agreement and approximately $7,707,000 and $5,579,000 was available to be borrowed, respectively.  Substantially all of Five Star’s assets are pledged as collateral for these borrowings.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2008 and 2007
(Unaudited)

In connection with the March 25, 2008 resignation of Mr. Flegel as director and Chairman of the Board of Five Star, and as a director of the Company, and the related agreement among Five Star, the Company and Mr. Flegel dated March 25, 2008 (see Note 14 (a)), Bank of America amended the covenants related to the Loan Agreement in March 2008 to exclude non-cash charges related to any equity instruments (common stock, options and warrants) issued to any employee, director, or consultant from the covenant calculations.

In connection with the Amended Loan Agreement, Five Star also entered into a derivative transaction with Bank of America.  The derivative transaction is an interest rate swap and has been designated as a cash flow hedge.  Effective June 30, 2008 through June 30, 2011, Five Star will pay a fixed interest rate of 3.62% to Bank of America on notional principal of $20,000,000.  In return, Bank of America will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount.  The credit spread under the Amended Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.62%.  The fair value of the interest rate swap amounted to a liability of $45,000 at September 30, 2008.

Under the Amended Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of September 30, 2008 Five Star was not in compliance with its fixed charge coverage ratio as defined. The bank waived the covenant violation for the quarter ended September 30, 2008.  There is no assurance that Five Star can comply with this covenant in future quarters.

10.	Inventories

Inventories are comprised of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$-	$410
Work in process	-	141
Finished goods	24,267	27,169
	$24,267	$27,720

11.           Investment in Indevus Pharmaceuticals, Inc.

Indevus Pharmaceuticals, Inc. (“Indevus”) is a biopharmaceutical company that engages in the acquisition, development, and commercialization of products to treat urological, gynecological, and men’s health conditions.

Effective April 18, 2007 (the “Effective Time”), all of the outstanding common stock of Valera Pharmaceuticals, Inc. (“Valera”), a Delaware corporation in which the Company had owned 2,070,670 shares of common stock at such time, was acquired by Indevus pursuant to the terms and conditions of an Agreement and Plan of Merger, dated as of December 11, 2006 (the “Merger Agreement”) and were converted into an aggregate of 2,347,518 shares of Indevus common stock.  In April 2007, the Company recognized a pre-tax gain of $14,961,000 resulting from the exchange of shares.  On May 3, 2007, Indevus announced that it had received FDA approval for Supprelin-LA.  Therefore, in May 2007, as a result of contingent rights received in the Merger Agreement, the Company received, 291,964 shares of Indevus common stock, and recognized an additional pre-tax gain of $2,070,670.   The Company is entitled to two additional contingent tranches of shares of Indevus common stock, to the extent certain milestones with respect to specific product candidates are achieved. If each of the contingent milestones is achieved, the Company will receive $2,070,670 and $3,106,005, respectively, worth of Indevus common stock on the date the milestone is met, at which date additional gain will be recognized. During the quarter and nine months ended September 30, 2007, the Company sold 2,347,518 and 2,639,482 shares, respectively of Indevus on the open market, (which comprised all the Company’s shares of Indevus common stock at this time) for total net proceeds of $17,598,000 and recognized losses of   $787,000 and $1,023,000, respectively, which are included in Investment and other income (loss), net.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2008 and 2007
(Unaudited)

Two related parties, Bedford Oak Partners and Mr. Jerome I. Feldman, were entitled to receive 50% of any profit received from the sale on a pro-rata basis, of 458,019 shares of Indevus common stock in excess of $3.47 per share, and are entitled to participate in 50% of the profits earned on 19.51% of shares of Indevus common stock received by the Company upon conversion of the contingent stock rights, described above, if any, at such time as such shares are sold by the Company (see Note 13(a)). The Company paid $922,000 to the related parties towards their profit share, upon sale of Indevus.

12.           Investment and other income (loss), net

Investment and other income (loss), net is comprised of the following (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008		2007	2008		2007
Loss on sale of Indevus shares	$		$(710)	$		$(1,023)
Indevus profit sharing			(77)			(680)
Impairment of Investment in Millennium Cell Inc.		(138)	(266)		(138)	(266)
Interest income		57	48		192	88
Other		8	48		24	142
		$(73)	$(957)		$78	$(1,739)

13.           Related party transactions

(a)
On November 12, 2004, the Company entered into an agreement to borrow approximately $1,022,000 from Bedford Oak Partners, which is controlled by Harvey P. Eisen, Chairman, Chief Executive Officer and a director of the Company, and approximately $568,000 from Jerome I. Feldman, who was at the time Chairman and Chief Executive Officer of the Company, which was utilized to exercise an option held by the Company to purchase Series B Convertible Preferred shares of Valera.  The loans bore interest at 6% per annum, matured on October 31, 2009, and were secured by all shares of Valera owned by the Company, including the purchased shares.     On January 11, 2005, the Company prepaid the loans and all accrued interest in full. As further consideration for making these loans, Bedford Oak Partners and Mr. Feldman became entitled to a portion of the consideration received by the Company on the sale of certain Valera shares.  As a result of the acquisition of Valera by Indevus (see Note 11), this obligation presently relates to the sale of Indevus shares by the Company. From June 2007 through and including September 12, 2007, the Company sold, in a series of open market transactions, all of the 2,639,482 shares of Indevus common stock held by the Company for an aggregate of approximately $17,598,000, net of commissions and brokerage fees.  The November 12, 2004 agreement among the Company, Bedford Oak Partners and Mr. Feldman provides for Bedford Oak Partners and Mr. Feldman to (i) receive 50% of any amount in excess of $3.47 per share which is received by the Company upon the sale of Indevus common stock and (ii) participate in 50% of the profits earned on 19.51% of shares of Indevus common stock received by the Company upon conversion of the contingent stock rights, described below, if any, at such time as such shares are sold by the Company.  The aggregate amount paid towards the profit sharing in 2007 was $922,000.

The Company continues to hold contingent stock rights for certain products in development by Indevus that will become convertible into shares of Indevus common stock to the extent specific milestones with respect to each product are achieved.  If the remaining milestones are achieved, the Company will receive $2,070,670 and $3,106,005, respectively, worth of shares of Indevus common stock upon conversion of such contingent stock rights.  (See Note 11).

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2008 and 2007
(Unaudited)

(b)
Concurrently with its spin-off from GP Strategies Corporation (“GPS”), the Company and GPS entered into a management agreement under which certain of the Company’s executive officers who were also executive officers of GPS were paid by GPS subject to reimbursement by the Company. Additionally, GPS provided support with respect to corporate federal and state income taxes, corporate legal services, corporate secretarial administrative support, and executive management consulting.  The term of the agreement extended through November 24, 2007.

The fee paid by the Company under this agreement was $335,000 for the nine months ended September 30, 2007 which includes approximately 80% of the cost of the compensation and benefits required to be provided by GPS to Jerome Feldman, who served as the Company’s Chief Executive Officer until May 31, 2007.

(c)
On April 5, 2007, the Five Star, in connection with its acquisition of Right-Way entered into a lease for a warehouse with a company owned by the former principal of Right-Way who presently serves as an executive of Five Star. See Note 6. The lease has an initial term of five years with two successive five-year renewal options and provides for an annual rent of $325,000, subject to adjustment. Rent expense for the warehouse for the three and nine months ended September 30, 2008 was $81,000 and $243,000, respectively.  For the three and nine months ended September 30, 2007, rent expense for the warehouse was $81,000 and $199,000, respectively. Five Star also has an option to purchase the warehouse at any time during the initial term of the lease for $7,750,000, subject to 3% annual adjustment.

14.           Stockholders equity

(a)
Mr.  Flegel was named a director of the Company on March 2, 2007 and on March 1, 2007 was appointed as Chairman and elected as a director of Five Star.  Effective March 2, 2007, Mr. Flegel entered into a three-year agreement with Five Star (the “FS Agreement”) which provided for an annual fee of $100,000 and reimbursement (i) for all travel expenses incurred in connection with his performance of services for Five Star and (ii) beginning in November 2007, for up to $125,000 per year of the cost of maintaining an office. In addition, pursuant to the FS Agreement, Mr. Flegel was issued 2,000,000 shares of Five Star common stock, all of which were fully vested upon issuance and not subject to forfeiture.  The 2,000,000 shares were valued at $720,000 based on the closing price of Five Star common stock on March 2, 2007. Such amount was to be charged to compensation expense over the term of the FS Agreement. At December 31, 2007, the unrecognized compensation was $520,000, of which $240,000 was included in Prepaid expenses and other current assets and $280,000 was included in Other assets. In addition, the Company recognized a gain of $1,000 on the reduction in ownership interest of Five Star at the time of issuance.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2008 and 2007
(Unaudited)

On March 2, 2007, the Company and Mr. Flegel entered into an agreement pursuant to which the Company sold to Mr. Flegel 200,000 shares of Company common stock for $480,000 ($2.40 per share).  The agreement gave Mr. Flegel the right to exchange any or all of the 200,000 shares of the Company’s common stock into shares of Five Star common stock held by the Company at the fixed rate of six shares of Five Star common stock for each share of Company common stock. The value of the option to convert the shares of Company common stock held by Mr. Flegel into shares of Five Star common stock which amounted to $264,000, has been valued using a Black Scholes formula and recognized as compensation expense by Five Star over the three year term of the FS Agreement. In addition, as the exchange rights, if exercised, would require the Company to effectively surrender net assets to redeem common stock, the Company accounted for the issuance of the 200,000 shares of Company common stock as temporary equity at an amount equivalent to the carrying value of Five Star’s equity that could be acquired by the holder of such shares ($493,000 at December 31, 2007).

On March 25, 2008, Mr. Flegel resigned as director and Chairman of the Board of Five Star, and as a director of the Company, effective immediately.  In connection with Mr. Flegel’s resignation, Five Star, the Company and Mr. Flegel entered into an agreement, dated March 25, 2008, pursuant to which Mr. Flegel sold to the Company (i) 200,000 shares of Company common stock, which was exchangeable into 1,200,000 shares of Five Star common stock owned by the Company, at $3.60 per share, which equates to $0.60 per share of Five Star common stock had Mr. Flegel exercised his right to exchange these shares of  Company common stock into shares of Five Star common stock and (ii) 1,698,336, shares of Five Star common stock at $0.60 per share.  In addition, Mr. Flegel’s children and grandchildren agreed to sell to the Company an additional 301,664 shares Five Star common stock that they had received from Mr. Flegel at $0.60 per share. The market value of Company common stock on March 25, 2008 was $2.40 per share.  The excess cash paid of $1.20 per share over the market value on the 200,000 shares of Company common stock purchased from Mr. Flegel, or $240,000, was deemed to be the settlement of the option to exchange Company common stock for Five Star common stock and was charged to Additional paid-in capital. Five Star recorded a compensation charge of $1,096,000 in the first quarter of 2008 (included in Charge related to the resignation of the Chairman of the Board of Five Star) related to the above transactions, including the unrecognized value of the 2,000,000 shares of Five Star common stock issued and the option to convert the 200,000 shares of Company common stock discussed above.  In addition, the expense included $440,000, which represents the excess of the purchase price over the quoted market price of the 2,000,000 shares of Five Star common stock on the date of the agreement to acquire such shares. As a result of the repurchase of the 200,000 shares of Company stock, which were also convertible into Five Star shares, the carrying value of the Company’s shares was reclassified from temporary to permanent equity.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2008 and 2007
(Unaudited)

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

(b)
On August 11, 2008, the Company, The Gabelli Small Cap Growth Fund, The Gabelli Equity Income Fund, The Gabelli ABC Fund and The Gabelli Convertible and Income Securities Fund Inc. (collectively, the “Warrantholders”), holders of warrants to purchase an aggregate of 1,423,886 shares of Company common stock, dated as of December 3, 2004 (the “Warrants”),  amended the Warrants to (i) extend the expiration date of the Warrants from August 14, 2008 to August 15, 2008 and (ii) reduce the exercise price of the Warrants from $3.57 per share to $2.50, per share, which was in excess of the closing price on August 11, 2008.  On August 13, 2008 the Warrantholders exercised the warrants and the Company issued and sold 1,423,886 shares of treasury stock to the Warrantholders for cash consideration of $2.50 per share, representing an aggregate purchase price of $3,560,000.

15.             Income taxes

For the nine months ended September 30, 2008, the income tax benefit, which primarily results from the transactions referred to in the following paragraph, differs from the benefit computed at the federal statutory rate primarily due to non deductible compensation expenses and an increase in the valuation allowance with respect to losses incurred by NPDC.

In connection with the increase in ownership of Five Star from less than 80% to 100% in the third quarter of 2008, the excess of the financial reporting basis over tax basis in Five Star was no longer considered to be a taxable temporary difference and accordingly a related $279,000 deferred income tax liability was reflected as an income tax benefit in the three and nine months ended September 30, 2008.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Reports on Form 10-K for the year ended December 31,2007 filed by National Patent Development Corporation (the “Company”) with the Securities and Exchange Commission (the “SEC”) on March 31, 2008 or an unexpected decline in revenue and/or net income derived by the Company’s wholly-owned subsidiary, Five Star Products, Inc. (“Five Star”), due to the loss of business from significant customers or otherwise. In addition, Five Star is subject to the intense competition in the do-it -yourself industry.

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

General Overview

Five Star represents the only Company’s operating segment.  The Company also owns certain other non-core assets, including an investment in MXL Operations Inc., certain contingent stock rights in Indevus Pharmaceuticals, Inc. (“Indevus”) and certain real estate in Pawling, New York and Killingly, Connecticut.  The Company monitors Indevus for progress in achieving the milestones related to contingent stock rights.  In the year ended December 31, 2007, the Company sold 2,639,482 shares of Indevus stock, which represents all of the shares of Indevus common stock held by the Company in 2007.   The Company may receive two contingent tranches of shares of Indevus common stock, to the extent certain milestones with respect to specific product candidates are achieved. If each of the contingent milestones is achieved, the Company will receive $2,070,670 and $3,106,005, respectively, worth of Indevus common stock on the date the milestone is met, at which date additional gain will be recognized (see Note 11 to the Condensed Consolidated Financial Statements).

On June 19, 2008, pursuant to the terms of an Asset Purchase Agreement, dated as of June 16, 2008 (the “MXL Agreement”), by and among the Company, MXL Industries, Inc., a wholly-owned subsidiary of the Company (“MXL Industries or the Seller”), MXL Operations, Inc. (“Operations”), MXL Leasing, LP (“Leasing”) and MXL Realty, LP (“Realty” and, collectively with Operations and Leasing, “the Buyers”), the Buyers purchased substantially all the assets and assumed certain liabilities (except the “Excluded Liabilities,” as defined in the MXL Agreement) of Seller’s optical plastics molding and precision coating business (the “MXL Business”).  As consideration, the Seller received approximately $5,200,000 in cash, of which approximately $2,200,000 was utilized to fully pay the bank debt relating to the MXL Business. See Note 3 to the Condensed Consolidated  Financial Statements.

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

Due to recent market events that have adversely affected all industries and the economy as a whole, management has placed increased emphasis on monitoring the risks associated with the current environment, including the collectability of receivables, the fair value of assets, and the Company’s liquidity. At this point in time, there has not been a material impact on the Company’s assets and liquidity. Management will continue to monitor the risks associated with the current environment and their impact on the Company’s results.

Five Star Overview

Five Star, a wholly-owned subsidiary of the Company (see Note 2 to the Condensed Consolidated Financial Statements) is a distributor in the United States of home decorating, hardware, and finishing products.  Five Star offers products from leading manufacturers in the home improvement industry and distributes those products to retail dealers, which include lumber yards, “do-it yourself” centers, hardware stores and paint stores.  Five Star has grown to be one of the largest independent distributors in the Northeast United States by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers.

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

On April 5, 2007, Five Star acquired substantially all the assets (except “Excluded Assets” as defined) and assumed the Assumed Liabilities (as defined) of Right-Way Dealer Warehouse, Inc. (“Right-Way”) for approximately $3,200,000 in cash and the assumption of liabilities of $50,000 (the ‘Right-Way Transaction”). Transaction costs of $200,000 were incurred by Five Star in connection with the Right-Way Transaction.  The assets consisted primarily of $1,186,000 of accounts receivable at fair value and $2,213,000 of inventory at fair value. The acquisition included all of Right-Way’s Brooklyn Cash & Carry business and operations which sells paint sundry and hardware supplies to local retail stores.

Upon closing of the Right-Way Transaction, Five Star leased a warehouse at which the Right-Way Brooklyn Cash & Carry business is conducted from an affiliate of the principal of Right-Way, with an option to purchase the warehouse.  See Note 6 to the Condensed Consolidated Financial Statements.

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

Management discussion of critical accounting policies

The following discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements (unaudited) and notes to consolidated financial statements (unaudited) contained in this report that have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

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

The Company owns undeveloped land in Pawling, New York with a carrying amount of approximately $2.5, million which management believes is less than its fair value, less cost of sale and property in East Killingly, Connecticut with a carrying amount of approximately $0.4 million.

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

Operating Highlights

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

For the three months ended September 30, 2008, the Company had loss from continuing operations before income tax expense and minority interest of $(1,200,000) compared to income (loss) from continuing operations before income tax expense and minority interest of $(1,024,000) for the three months ended September 30, 2007.  The change in pre-tax loss from continuing operations is primarily the result of the following: (i)  reduced  operating income of $921,000, for Five Star for the three months ended September 30, 2008, of which $489,000 relates to non-cash compensation cost related to non-vested share-based compensation arrangements related to the tender offer that was announced on June 26, 2008 and completed on August 26, 2008, and the related merger that was effected on August 28, 2008, pursuant to which the Company acquired all of the outstanding shares of Five Star common stock not held by the Company or its subsidiaries at a purchase price of $0.40 per share, as described in Note 2 to the Condensed Consolidated Financial Statements (the “Tender Offer and Merger”);  (ii) an impairment charge of $138,000 and $266,000 in the three months ended September 30, 2008 and 2007, respectively, related to the Company’s investment in Millennium Cell, Inc. a technology company engaged in the business of developing innovative fuel systems for the safe storage, transportation and generation of hydrogen for use as an energy source and (iii) a realized loss of $710,000 on the sale of 2,347,518 shares of  Indevus common stock in the three months ended September 30, 2007.

Sales

For the three months ended September 30, 2008 sales, which are comprised solely of the sales of Five Star, were $31,216,000 a decrease of $1,722,000, or 5.2% from September 30, 2007 sales of $32,938,000 for the three months ended September 30, 2007.  The decrease in sales was due to an overall weakness in the economy and in Five Star’s marketplace.

Gross margin

For the three months ended September 30, 2008 gross margin, which is comprised solely of Five Star, was $5,514,000, or 17.7% of net sales, for the quarter ended September 30, 2008 as compared to $5,985,000, or 18.2% of net sales, for the quarter ended September 30, 2007. The decrease in gross margin for the quarter ended September 30, 2008 was a result of reduced Five Star sales for the period.  The reduced gross margin percentage in 2008 was the result of less vendor allowances recognized in 2008 related to estimated purchase volume for the year ended December 31, 2008.

Selling, general, and administrative expenses

For the three months ended September 30, 2008, selling, general and administrative (“SG&A”) expenses increased by $613,000 to $6,271,000 from $5,658,000 for the three months ended September 30, 2007. The increase consists of an increase in Five Star’s SG&A of $450,000 and increased SG&A at the corporate level of $163,000.  The increased SG&A expenses incurred by Five Star were primarily due to (i) a $489,000 charge for the unrecognized non-cash compensation cost related to non-vested share-based compensation arrangements terminated as a result of the Tender Offer and Merger, (ii) $79,000 of costs incurred related to the Tender Offer and Merger, (iii) reduced vendor marketing revenues $517,000, partially offset by, (iv) reduced professional fees of approximately $500,000 and (v) reduced sales commissions and related selling expenses of $57,000 due to reduced sales. The increase in corporate SG&A is attributable to $164,000 of increased stock based compensation expense.

Investment and other income (loss), net

The Company recognized net Investment and other income (loss) of $(73,000) for the three months ended September 30, 2008, compared to $(957,000) for the three months ended September 30, 2007.  Investment and other income (loss), net includes interest income and investment income.  The reduced loss of $884,000 is primarily attributable to the following; (i) a realized loss of $710,000 on the sale of Indevus  common stock in the three months ended September 30, 2007, (ii) an impairment charge of  $138,000 and $266,000 for the three months ended September 30, 2008 and 2007, respectively, related to the Company’s investment in Millennium Cell, and (iii) a $77,000 charge in the three months ended September 30, 2007 related to the Indevus profit sharing.

Income taxes

For the three months ended September 30, 2008 and 2007, the Company recorded an income tax (benefit) expense of $(354,000) and $236,000, respectively, which represents the Company’s applicable federal, state and local tax expense for the periods from continuing operations.  For the three months ended September 30, 2008, the income tax benefit differs from the tax computed at the federal statutory income tax rate due primarily to an increase in the valuation allowance with respect to losses incurred by the Company.  In addition, the Company recorded discrete tax items during the third quarter of 2008, with respect to certain non-cash compensation expenses of Five Star, which did not result in a tax benefit, and the write-off of a deferred tax liability with respect to the Company’s investment in Five Star, which resulted in a deferred tax benefit.  The tax effect of discrete items are reflected in the periods in which they occur and are not reflected in the estimated annual effective tax rate.  As of July 21, 2008, National Patent owned more than 80% of Five Star, and is required to include Five Star in its federal consolidated tax return.

For the three months ended September 30, 2007, the provision for income taxes differed from the tax computed at the federal statutory income tax rate due primarily to recording income tax expense on the income of Five Star, which was not included in the Company’s consolidated return for 2007, and state income taxes recorded on the sale of shares of Indevus common stock.  A federal tax provision was not recorded with respect to the gain recognized for tax purposes on the sale of shares of Indevus common stock since it was offset by the Company’s net operating and capital loss carryforwards.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

For the nine months ended September 30, 2008 the Company had a loss from continuing operations before income tax benefit and minority interest of $3,399,000 compared to income from continuing operations before income tax expense and minority interest of $15,445,000 for the nine months ended September 30, 2007.  The decrease in pre-tax income from continuing operations is primarily a result of the following: (i) reduced  operating income of $3,263,000 for Five Star for the nine months ended September 30, 2008 ; (ii) a net gain of $17,031,000 recognized on the merger of Valera and Indevus in the nine months ended September 30, 2007   (see Note 11 to the Condensed Consolidated Financial Statements); (iii) a charge of $680,000 representing the unrealized profit which would be paid to related parties upon the sale of Indevus available for sale shares in the nine months ended September 30, 2007, (iv) an impairment charge of $138,000 and $266,000, in the nine months ended September 30, 2008 and 2007, respectively, related to the Company’s investment in Millennium Cell and (iv) a realized loss of $1,023,000 on the sale of 2,639,482 shares of Indevus common stock in  the nine months ended September 30, 2007.

Five Star’s  reduced operating profit for the nine months ended September 30, 2008 was primarily attributable to (i) a $1,096,000 non-cash compensation expense related to the termination of  the Five Star’s agreement with Mr. Flegel during the first nine months of 2008 (see Note 14(a) to the Condensed Consolidated Financial Statements), which is reflected in Charge related to resignation of Chairman of the Board in the Condensed Consolidated Statement of Operations, (ii) a non-cash compensation charge of $489,000 related to the cancellation of certain Five Star equity awards in the first nine months (see Note 2 to the Condensed Consolidated Financial Statements), (iii) reduced gross margin of $829,000 due to reduced sales  for the first nine months  of 2008 as compared to the first nine months of 2007 (iv) increased general and administrative expenses primarily due the acquisition of Right-Way in April 2007 and approximately $300,000 of expenses related to the Tender Offer and Merger that were incurred in the first nine months of 2008 (see Note 2 to the Condensed Consolidated Financial Statements), and (iv) reduced vendor marketing revenue recognized in the first nine months of 2008.

Sales

The Company had sales, which are comprised solely of the sales of Five Star, of $94,114,000 for the nine months ended September 30, 2008, as compared to sales of $98,726,000 for the nine months ended September 30, 2007.  The decrease in Five Star sales for the nine months ended September 30, 2008 of $4,612,000, or 4.7%, as compared to the prior year period was due to an overall weakness in the economy and the Company’s marketplace, offset by sales generated by Right-Way Brooklyn, the Five Star’s Cash and Carry facility purchased in April 2007.

Gross margin

Gross margin for the nine months ended September 30, 2008 was $16,139,000 or 17.1% of net sales as compared to $16,968,000 or 17.2% of net sales for the nine months ended September 30, 2007.

The decrease in gross margin for the nine months ended September 30, 2008 of $829,000 was primarily the result of reduced Five Star sales for the period.

Selling, general, and administrative expenses

For the nine months ended September 30, 2008, selling, general and administrative expenses increased by $1,771,000 from $15,689,000 for the nine months ended September 30, 2007 to $17,460,000 for the nine months ended September 30, 2008, primarily attributable to increased SG&A expenses incurred by Five Star for the period.  Five Star had increased SG&A expenses of $1,338,000 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due to: (i) $304,000 of costs incurred related to the Tender Offer and Merger for the 2008 period (see Note 2 to the Condensed Consolidated  Financial Statements); (ii)  a non-cash compensation charge of $489,000 related to the cancellation of certain Five Star equity awards (see Note 2 to the Condensed Consolidated Financial Statements),; (iii) increased delivery costs of $76,000 for the 2008 period due to increased fuel costs;  (iv) a general increase in operating costs for the 2008 period primarily due to increased costs incurred due to the operation Right-Way and (v) reduced vendor marketing revenue of $449,000 recognized by Five Star.   In addition, there were increased expenses at the corporate level of $154,000 for the first nine months of 2008, primarily due to equity based compensation expense of $687,000 for the  2008 period as compared to $160,000 for the first nine months of  2007, partially offset by reduced professional fees and personnel costs for the 2007 period.

Gain on exchange of shares of Valera common stock for shares of Indevus common stock

For the nine months ended September 30, 2007 the Company recognized a gain of $17,031,000 as a result of the merger of Valera Pharmaceuticals, Inc., in which the Company had an approximately 14% interest and Indevus, in which the Company obtained an approximate 3% interest as a result of the merger. The gain includes the receipt of the first of three contingent tranches of shares of Indevus common stock, which was valued at $2,070,000 and received in May 2007. The Company continues to hold contingent stock rights for certain products in development by Indevus that will become convertible into shares of Indevus common stock to the extent specific milestones with respect to each product are achieved.  If all milestones are achieved, the Company will receive $2,070,670 and $3,106,005, respectively, worth of shares of Indevus common stock upon conversion of such contingent stock rights. The Agreement and Plan of Merger, dated as of December 11, 2006, effecting the merger of Valera and Indevus provides that the merger was treated as a tax-free merger under Internal Revenue Code Section 368

Investment and other income (loss), net

The Company recognized Investment and other income (loss) of $78,000 for the nine months ended September 30, 2008 as compared to Investment and other income (loss) of ($1,732,000) for the nine months ended September 30, 2007.  The change in Investment and other income (loss) is mainly due to the following; (i) the realized profit of $680,000 for the first nine months of 2007, which was paid to related parties upon sale by the Company of all its shares of Indevus common stock during such period, and (ii) a loss of $1,023,000 on the sale of 2,639,482 shares of Indevus common stock in the first nine months of 2007.  In addition, the Company recorded an impairment charge of $138,000 and $266,000 in 2008 and 2007, respectively, related to the Company’s investment in Millennium Cell.   At September 30, 2007 the Company had sold all its shares of Indevus common stock. The Company may yet receive still has two additional contingent tranches of Indevus common stock to the extent certain milestones with respect to specific product candidates are achieved (see Note 11 to the Condensed Consolidated Financial Statements).

Income taxes

For the nine months ended September 30, 2008 and 2007, the Company recorded an income tax (benefit) expense of $(329,000) and $1,296,000, respectively, which represents the Company’s applicable federal, state and local tax expense for the periods from continuing operations.  For the nine months ended September 30, 2008, the income tax benefit differs from the tax computed at the federal statutory income tax rate due primarily to an increase in the valuation allowance with respect to losses incurred by the Company.  In addition, the Company recorded a discrete tax item during the first quarter of 2008, with respect to $704,000 of non-cash compensation expense of Five Star, which did not result in a tax benefit.  The Company also recorded discrete tax items during the third quarter of 2008 with respect to certain non-cash compensation expenses of Five Star, which did not result in a tax benefit, and the write-off of a deferred tax liability with respect to the Company’s investment in Five Star, which resulted in a deferred tax benefit.  The tax effect of discrete items are reflected in the periods in which they occur and are not reflected in the estimated annual effective tax rate.  As of July 21, 2008, National Patent owns more than 80% of Five Star, and is required to include Five Star in its federal consolidated tax return.

Income tax expense of $33,000 was recorded as part of discontinued operations for the nine months ended September 30, 2008, as it relates to tax on the operations of MXL Industries and the gain related to its sale

Financial condition

The increase in accounts receivable and the reduction in inventory at September 30, 2008 as compared to December 31, 2007 are the result of seasonal fluctuations.

Liquidity and capital resources

At September 30, 2008, the Company had cash and cash equivalents totaling of $13,777,000. The Company believes that cash, investments on hand and borrowing availability under existing credit agreements will be sufficient to fund the Company’s working capital requirements for at least the next twelve months. On August 13, 2008 the holders of certain warrants to acquire shares of Company common stock exercised their warrants and the Company issued and sold 1,423,886 shares of its common stock to such warrant holders for cash consideration of $2.50 per share, or an aggregate of $3,560,000 (see Note 14(b) to the Condensed Consolidated Financial Statements).

For the nine months ended September 30, 2008, the Company’s working capital decreased by $2,878,000 to $21,376,000 from $24,254,000 as of December 31, 2007.

The decrease in cash and cash equivalents of $1,921,000 for the nine months ended September 30, 2008 as compared to December 31, 2007 resulted from:

•	net cash used in operations of $1,905,000, due primarily to a net loss of $2,675,000;

•	an increase in accounts receivable of $4,334,000, partially offset by a decrease in inventory of $2,445,000 and an increase in accounts payable and accrued expenses of $715,000;

•
net cash used in investing activities of $69,000, primarily due to net cash proceeds of $4,661,000 from the sales of certain assets of MXL Industries (see Note 3 to the Consolidated Condensed Financial Statements), partially offset by acquisition of additional interest in Five Star of $3,838,000, which is comprised of:

▪	$2,315,000 related to the Tender Offer and Merger (see Note 2 to the Consolidated Condensed Financial Statements); and

▪
purchases of Five Star common stock for $1,523,000, which was comprised of $763,000 in open market purchases and $1,200,000 from S. Leslie Flegel, the former Chairman of Five Star, of which $440,000 was charged to operations (see Note 14(a) to the Condensed Consolidated Financial Statements);

•
net cash provided by financing activities of $53,000, consisting of proceeds from the exercise of common stock warrants of $3,560,000 (see Note 14(b) to the Condensed Consolidated Financial Statements), partially offset by repayments of short term borrowings of $454,000, purchases of treasury stock of 1,115,000 and repayments of long-term debt of $1,698,000.

The increase in accounts receivables and the reduction in inventory at September 30, 2008 as compared to December 31, 2007 are principally the result of seasonal fluctuations.

On June 27, 2008, Five Star entered into a Restated and Amended Loan and Security Agreement (the “Amended Loan Agreement”), with Bank of America, N.A. (“Bank of America”). The Amended Loan Agreement extends the maturity date of that certain Loan and Security Agreement, dated as of June 20, 2003, entered into by Five Star and Bank of America (through its predecessor Fleet Capital Corporation), as amended (the “2003 Loan Agreement”), to June 30, 2011.  The 2003 Loan Agreement, as amended by the Amended Loan Agreement, is referred to herein as the “Loan Agreement’.

The Amended Loan Agreement provides Five Star with a $35,000,000 revolving credit facility (“Revolving Credit Facility”), subject to a $3,500,000 sub-limit for letters of credit.  The Revolving Credit Facility allows Five Star to borrow up to (a) 85% of eligible receivables plus (b) the greater of (i) the lesser of $20,000,000 or 65% (to be reduced by 1% per quarter commencing July 1, 2008) of eligible inventory, or (ii) the lesser of $20,000,000 or 85% of the appraised net orderly liquidation value of eligible inventory minus (c) the amount of outstanding letter of credit obligations, as those terms are defined therein.  All obligations under the Revolving Credit Facility are secured by first priority liens on all of Five Star’s existing and future assets.  In connection with the Amended Loan Agreement, on June 27, 2008, Five Star executed the Restated and Amended Promissory Note, dated as of June 26, 2008, payable to Bank of America in the principal amount of $35,000,000 (the “Promissory Note”).  The Promissory Note restates and replaces a certain $35,000,000 Revolving Note, dated as of June 1, 2005, made by Five Star in favor of Bank of America.  The principal amount under the Promissory Note is due and payable on June 30, 2011

Loans made to Five Star under the Revolving Credit Facility bear interest at a per annum rate based on the Prime Rate of Bank of America plus 0.5%, or at a per annum rate based on LIBOR plus 200 basis points, at Five Star’s election.  The LIBOR and Prime Rate margins may be adjusted in the event that Five Star Group achieves and maintains certain performance benchmarks. At September 30, 2008 and December 31, 2007, $19,474,000 and $19,303,000 was outstanding under the Loan Agreement and $7,707,000 and $5,579,000 was available to be borrowed, respectively.  Substantially all of Five Star’s assets are pledged as collateral for these borrowings.  Under the Amended Loan Agreement, Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios.

In connection with the 2003 Loan Agreement, Five Star also entered into a derivative transaction with Bank of America.  The derivative transaction is an interest rate swap and has been designated as a cash flow hedge.  Effective June 30, 2008 through June 30, 2011, Five Star will pay a fixed interest rate of 3.62% to Bank of America on notional principal of $20,000,000.  In return, Bank of America will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount.  The credit spread under the new Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.62%.  The fair value of the interest rate swap amounted to $(45,000) at June 30, 2008 and is included in other assets in the accompanying balance sheets.

In connection with the March 25, 2008 resignation of Mr. Flegel as director and Chairman of the Board of Five Star, and as a director of the Company and the related agreement among Five Star, the Company and Mr. Flegel dated March 25, 2008 (see Note 14(a) to the Condensed Consolidated Financial Statements), Bank of America amended the covenants related to the 2003 Loan Agreement in March 2008 to exclude non-cash charges related to any equity instruments (common stock, options and warrants) issued to any employee, director, or consultant from the covenant calculations.

Under the Loan Agreement Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of September 30, 2008 Five Star was not in compliance with its fixed charge coverage ratio, which is determined as a ratio of net income before income taxes, amortization and depreciation, as adjusted for non cash compensation expenses and cash outflow for income taxes and fixed assets to interest expenses. The bank waived the covenant violation for the quarter ended September 30, 2008.  There is no assurance that Five Star can comply with this covenant in future quarters. The following table sets forth the significant debt covenants at September 30, 2008:

Covenant	Required	Calculated

Minimum tangible net worth	$7,000,000	$9,543,000

Debt to tangible net worth	< 6	2.04

Fixed charge coverage	>1.0	0.93

Quarterly income (loss)	No loss in consecutive quarters	$98,000 – second quarter profit (*)

		$115,000 – third quarter profit (*)

*	The Loan Agreement excludes non-cash charges related to any equity instruments (common stock, options and warrants) issued to any employee, director, or consultant from the covenant calculations.

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations”. SFAS No. 141(R), replaces SFAS No. 141, “Business Combinations”, and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact that the adoption of SFAS No. 141(R) will have on the Company’s financial statements is not presently determinable, since it is dependant on future acquisitions, if any.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measurement of fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants will use when pricing an asset or liability and establishes a fair value hierarchy of three levels that  prioritize the information used to develop those assumptions. The provisions of SFAS No. 157 became effective for the Company beginning January 1, 2008. Generally, the provisions of this statement are to be applied prospectively. The Company adopted SFAS No. 157 in the first quarter of 2008. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin (“ARB”) No. 51” (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively for all periods presented.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. The Company does not anticipate that the adoption of SFAS No. 161 will have a material effect on the Company’s consolidated financial statements.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.   Unregistered Sales Of Equity Securities and Use of Proceeds.

The following table provides common stock repurchases made by or on behalf of the Company during the third quarter ended September 30, 2008.

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
July 1, 2008	July 31, 2008	--	--	--	255,038
August 1, 2008	August 31, 2008	--	--	--	2,255,038
September 1, 2008	September 30, 2008	46,359	$2.10	46,359	2,208,679

	Total	46,359	$2.10	46,359	2,208,679

(1)
On December 15, 2006, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock on that date, from time to time either in open market or privately negotiated transactions. The Company undertook this repurchase program in an effort to increase shareholder value.

On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 shares, or approximately 11% of the Company’s then-outstanding shares of common stock, to the Company’s stock repurchase program originally adopted in December 2006.  Immediately prior to this increase, a total of 255,038 shares remained available for repurchase under this repurchase program.

Item 6.                Exhibits
10.1
Letter Agreement amending certain warrant certificates, dated as of August 11, 2008, by and among National Patent Development Corporation, The Gabelli Small Cap Growth Fund, The Gabelli Equity Income Fund, The Gabelli ABC Fund, and The Gabelli Convertible and Income Securities Fund Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the registrant on August 12, 2008)

10.2
National Patent Development Corporation Warrant Certificate, dated as of December 3, 2004, issuing 379,703 warrants to The Gabelli Small Cap Growth Fund (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the registrant on August 12, 2008)

10.3
National Patent Development Corporation Warrant Certificate, dated as of December 3, 2004, issuing 379,703 warrants to The Gabelli Convertible Securities and Income Fund Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the registrant on August 12, 2008)

10.4
National Patent Development Corporation Warrant Certificate, dated as of December 3, 2004, issuing 379,703 warrants to The Gabelli Equity Income Fund (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the registrant on August 12, 2008)

10.5
National Patent Development Corporation Warrant Certificate, dated as of December 3, 2004, issuing 284,777 warrants to The Gabelli ABC Fund (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the registrant on August 12, 2008)

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

NATIONAL PATENT DEVELOPMENT CORPORATION

Date: November 14, 2008	/s/ HARVEY P. EISEN
Name: Harvey P.Eisen
Title: Chairman of the Board and Chief Executive Officer

Date: November 14, 2008	/s/ IRA J. SOBOTKO
Name: Ira J. Sobotko
Title: Vice President, Chief Financial Officer