Form 10-K
period 2008-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 2009-03-31
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒           ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

903 Murray Road, PO Box 1960 East Hanover NJ 07936
(Address of Principal Executive Offices, including Zip Code)

(973) 428-4600
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $ 35,534,000.

As of March 13, 2009, 17,545,838 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

i

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

These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon our opinions and estimates as of the date they are made. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond our control, which could cause actual results, performance and achievements to differ materially from results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. While we cannot assess the future impact that any of these differences could have on our business, financial condition, results of operations and cash flows or the market price of shares of our common stock, the differences could be significant. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

Factors that may cause actual results to differ from historical results or those results expressed or implied, include, but are not limited to, those listed below under Item 1A. “Risk Factors”, an unexpected decline in revenue and/or net income derived by our wholly-owned subsidiary, Five Star Products, Inc., due to the loss of business from significant customers or otherwise. In addition, Five Star Products, Inc. is subject to the intense competition in the do-it-yourself industry. Although we have taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability.

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

PART I

Item 1.  Business

General Development of Business

National Patent Development Corporation (the “Company”, “we” or “us”) was incorporated on March 10, 1998 as a wholly-owned subsidiary of GP Strategies Corporation (“GP Strategies”). The Company common stock is quoted on the OTC Bulletin Board and is traded under the symbol “NPDV.OB”.

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

The Company owns the home improvement distribution business through its wholly owned subsidiary Five Star Products, Inc. (“Five Star”) and also owns certain other non-core assets, primarily consisting of certain real estate. The operations of the optical plastics business were held in the Company’s wholly-owned subsidiary, MXL Industries, Inc (“MXL Industries”) and disposed off in June 2008.

On June 19, 2008, pursuant to the terms of an Asset Purchase Agreement, dated as of June 16, 2008, by and among the Company, MXL Industries (the “MXL Industries” or the “Seller”), MXL Operations, Inc. (“MXL Operations”), MXL Leasing, LP (“MXL Leasing”) and MXL Realty, LP (“MXL Realty” and, collectively with MXL Operations and MXL Leasing, the “MXL Buyers”), the MXL Buyers purchased substantially all the assets and assumed certain liabilities of the Seller’s optical plastics molding and precision coating businesses (the “MXL Business”).  As consideration, MXL Industries received approximately $5,200,000 in cash, of which approximately $2,200,000 was utilized to fully pay bank debt of MXL Industries.  The sale resulted in a gain of $87,000, net of $143,000 of related expenses.  MXL Industries also made an aggregate investment in the MXL Buyers of $275,000, allocated to each of MXL Operations, MXL Leasing and MXL Realty in a manner so that as of the effective time of the transaction, the Company has a 19.9% interest in MXL Operations.

On June 26, 2008, pursuant to the terms of a tender offer and merger agreement (the “Tender Offer Agreement”), among the Company, Five Star and NPDV Acquisition Corp., a newly-formed wholly owned subsidiary of the Company (“NPDV”), NPDV commenced a tender offer to acquire all the outstanding shares of Five Star common stock not held by the Company or NPDV at a purchase price of $0.40 per share, net to the seller in cash, without interest thereon and less any required withholding taxes.  The tender offer (the “Tender Offer”) closed on August 26, 2008, and on August 28, 2008, NPDV merged with and into Five Star, with Five Star continuing as the surviving corporation, wholly-owned by the Company (the “NPDV-Five Star Merger”).

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

As one of the largest distributors of paint sundry items in the Northeast, Five Star believes it enjoys cost advantages and favorable supply arrangements over the smaller distributors in the industry. This enables Five Star to compete as a “low cost” provider. Five Star uses a fully computerized warehouse system to track all facets of its distribution operations. Nearly all phases of the selling process from inventory management to receivable collection are automated and tracked; all operations are overseen by senior management at the New Jersey facility. Five Star is able to capitalize on manufacturer discounts by strategically timing purchases involving large quantities.

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

Competition

Competition within Five Star’s industry is intense. There are large national distributors commonly associated with national franchises such as Ace and TruServ as well as smaller regional distributors, all of whom offer similar products and services. Five Star’s customers face stiff competition from Home Depot and Lowe’s, which purchase directly from manufacturers and dealer-owned distributors such as Ace and TruServ. Moreover, in some instances manufacturers bypass the distributor and choose to sell and ship their products directly to the retail outlet. Five Star competes through its strategically placed distribution centers and its extensive inventory of quality, name-brand products. Five Star intends to continue to focus its efforts on supplying its products to its customers at a competitive price and on a timely, consistent basis.

Management believes that hardware stores that are affiliated with the large, dealer-owned distributors, such as Ace, also utilize Five Star’s services because they are uncomfortable with relying solely on their dealer network. Most cooperative-type distributors lack the level of service and favorable credit terms that independent hardware stores enjoy with Five Star. Five Star effectively competes with the dealer-owned distributors because it believes that it provides more frequent sales calls, faster deliveries, better financing terms and a full line of vendors and products from which to choose.

Strategy

Five Star carries an extensive inventory of the products it distributes and provides delivery, generally within 24 to 72 hours. Five Star believes that it will continue to grow its business by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers. In the future, Five Star expects that it may attempt to acquire complementary distributors and to expand the distribution of its use of private-label products sold under the “Five Star” name.

Markets, Products and Sales

The do-it-yourself industry relies on distributors to link manufacturer’s products to the various retail networks. The do-it-yourself market operates on this two-step distribution process, i.e., manufacturers deal through distributors, who in turn service retailers. This occurs principally because most retailers are not equipped to carry sufficient inventory to be cost effective in their purchases from manufacturers. Thus, distributors add significant value by effectively coordinating and transporting products to retail outlets on a timely basis. Five Star distributes and markets products from hundreds of manufacturers to all of the various types of retailers from regional paint stores, to lumber yards, to independent paint and hardware stores.

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

Since retail outlets depend upon their distributor’s ability to supply products quickly upon demand, inventory is the primary working capital investment for most distribution companies, including Five Star. Through its strategic purchasing decisions, Five Star carries large quantities of inventory that support fill ratios of approximately 96%.

All purchasing decisions are made by the merchandising group, located in New Jersey, in order to coordinate Five Star’s activities effectively. In addition to senior management’s active involvement, regional sales managers play an extremely critical role in this day-to-day process.

Five Star has developed strong, long-term relationships with the leading suppliers since its predecessor company, J. Leven, was founded in 1912. As a major distributor of paint sundry items, suppliers rely on Five Star to introduce new products to market.  Furthermore, suppliers have grown to trust Five Star’s ability to penetrate the market.

Customers

Five Star’s largest customer accounted for approximately 5.4% of its sales in 2008 and its 10 largest customers accounted for approximately 19% of such sales.  All customers are unaffiliated and do not have a long-term contractual relationship with Five Star.

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

 Employees

Five Star employed 222 people as of December 31, 2008. Management-employee relations are considered good at both of Five Star’s warehouse facilities. The International Brotherhood of Teamsters union represents 75 union employees at the New Jersey warehouse facility. The Connecticut warehouse facility is non-unionized. Five Star has never experienced a labor strike at its facilities. Five Star’s contract with Local No. 11, affiliated with the International Brotherhood of Teamsters, expires on December 19, 2011.

Other Non-Core Assets

Indevus Pharmaceuticals

Indevus Pharmaceuticals, Inc. (“Indevus”) is a biopharmaceutical company that engages in the acquisition, development, and commercialization of products to treat urological, gynecological, and men’s health conditions.

Effective April 18, 2007 (the “Indevus Effective Time”), Indevus acquired all of the outstanding common stock of Valera Pharmaceuticals, Inc. (“Valera”), a Delaware corporation in which the Company had owned 2,070,670 shares of common stock at such time, in a merger (the “Valera Merger”) effected pursuant to the terms and conditions of an Agreement and Plan of Merger, dated as of December 11, 2006 (the “Valera Merger Agreement”).  Pursuant to the Valera Merger Agreement, the Company received 1.1337 shares of Indevus common stock for each share of Valera common stock held by the Company immediately prior to the Indevus Effective Time. As a result, the 2,070,670 shares of Valera common stock held by the Company were converted into an aggregate of 2,347,518 shares of Indevus common stock.  In April 2007, the Company recognized a pre-tax gain of $14,961,000 in relation to the exchange of shares.

The Indevus Merger was treated as a tax free merger under Internal Revenue Code Section 368.  In addition, for each share of Valera common stock held by the Company immediately prior to the Indevus Effective Time, the Company received one contingent stock right for each of three Valera product candidates in development - Supprelin-LA, a ureteral stent and VP003 (Octreotide implant) – convertible into $1.00, $1.00 and $1.50, respectively, worth of Indevus common stock to the extent of the achievement of specific milestones with respect to each product candidate are achieved. Thus, if all contingent milestones are achieved, the Company would receive $2,070,670, $2,070,670 and $3,106,005, respectively, worth of Indevus common stock on the date each milestone is met, at which date additional gains will be recognized. On May 3, 2007, Indevus announced that it had received FDA approval for Supprelin-LA.  Therefore, in May 2007, the Company received the first $2,070,670 worth of Indevus common stock, consisting of 291,964 shares, and recognized an additional pre-tax gain of $2,070,670.   In the year ended December 31, 2007, the Company sold 2,639,482 shares of Indevus stock, which represents all of the shares of Indevus common stock held by the Company.

On March 23, 2009, Indevus filed a Current Report on Form 8-K with the SEC announcing the completion of an Agreement and Plan of Merger (the “Endo Merger Agreement”) with Endo Pharmaceuticals Holdings Inc., a Delaware corporation (“Endo”) and BTB Purchaser Inc., a Delaware corporation and wholly-owned subsidiary of Endo, pursuant to which Endo acquired all of the issued and outstanding shares of the common stock, par value $0.001 per share, of Indevus.  As a part of the merger transaction, certain contingent rights to receive shares of Indevus common stock upon FDA approval of two drug applications, acquired by the Company in April 2007, were converted into the right to receive a cash payment.  This cash payment is also contingent upon FDA approval of said drug applications.  As a result of the consummation of the Endo Merger Agreement, the Company has a contingent right to receive from Endo the following cash payments; (i) upon FDA approval of the uteral stent drug application on or before specified dates in 2012, of between $2,685,000 and $2,327,000 depending on the terms contained in the FDA approval and (ii) upon FDA approval of VP003(Octreotide implant) drug application on or before specified dates in 2012, of between $4,028,000 and $3,491,000 depending on the terms contained in the FDA approval.

Two related parties, Bedford Oak Partners and Mr. Jerome I. Feldman received 50% of the profit received from the sale on a pro-rata basis, of 458,019 shares of Indevus common stock in excess of $3.47 per share, and in the future to participate in 50% of the profits earned on 19.51% of shares of Indevus common stock received by the Company upon conversion of the contingent stock rights, described above, if any, at such time as such shares are sold by the Company. As a result of the consummation of the Endo Merger Agreement and the conversion of the contingent stock rights, described above, the two related parties would receive the following portions of the Company’s cash payments set forth above; (i) upon FDA approval of the uteral stent between $262,000 and $227,000, and (ii) upon FDA approval of VP003 (Octreotide implant), between $393,000 and $341,000.

MXL Operations

The Company operated a molder and precision coater of optical plastics business through its wholly-owned subsidiary MXL until June 19, 2008, when MXL disposed of substantially all of its assets and transferred certain liabilities (see Note 4 to the Consolidated Financial Statements) and on the same date the Company purchased an interest of 19.9% in the sold business. The disposed operations specialize in manufacturing polycarbonate parts requiring adherence to strict optical quality specifications, and in the application of abrasion and fog resistant coatings to those parts. Polycarbonate is the most impact resistant plastic utilized in optical quality molded parts. Products include shields, face masks, security domes, and non-optical plastic products, produced for over 50 clients in the safety, recreation, security, and military industries.

Millennium Cell

 Millennium Cell is a publicly traded emerging technology company engaged in the business of developing innovative fuel systems for the safe storage, transportation and generation of hydrogen for use as an energy source. At December 31, 2008, the Company owned 364,771 shares of common stock of Millennium with a market value of $7,000, representing approximately a 1% ownership interest.

 Pawling Property

We own an approximately 950 acre parcel of undeveloped land in Pawling, New York, with a carrying amount of approximately $2,500,000. The site is currently unoccupied.

Connecticut Property

We own property in East Killingly, Connecticut with a carrying amount of approximately $400,000.

Item 1A.  Risk Factors

Risks Related to our Business

If Five Star is unable to compete successfully, our revenues may be adversely affected.

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

Five Star’s inability to compete successfully would materially affect our results of operations and working capital.

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

Expiration or Cancellation of Leases for Warehouse Facilities

The Company’s leases for its Connecticut and New Jersey facilities expire in the first quarter of 2010. The landlord at our Connecticut facility has the option, upon six months written notice, to cancel the lease if there is a signed contract to sell the building. Exercise by the landlord of such option and our inability to enter into a new lease under favorable terms could have an adverse impact on our business.

The current volatility in global economic conditions and the financial markets may adversely affect our industry, business and results of operations.

The current volatility and disruption to the capital and credit markets has reached unprecedented levels and has significantly adversely impacted global economic conditions, resulting in additional significant recessionary pressures and further declines in consumer confidence and economic growth. These conditions, which have already impacted the Company, could lead to further reduced consumer spending in the foreseeable future. Reduced consumer spending may cause changes in customer order patterns including changes in the level of inventory at our customers, which may adversely affect our industry, business and results of operations.

These conditions have also resulted in a substantial tightening of the credit markets, including lending by financial institutions, which is a source of credit for our borrowing and liquidity.  This tightening of the credit markets has increased the cost of capital and reduced the availability of credit.  It is difficult to predict how long the current economic and capital and credit market conditions will continue, whether they will continue to deteriorate and which aspects of our products or business may be adversely affected.  However, if current levels of economic and capital and credit market disruption and volatility continue or worsen, there can be no assurance that we will not continue to experience an adverse impact, which may be material, on our business, the cost of and access to capital and credit markets, and our results of operations.

The global economic conditions may negatively impact our ability to implement our business strategy, including the achievement of anticipated cost savings, profitability or growth targets.

We are committed to those particular business strategies and initiatives which we have previously announced and which are generally described in this report.  We believe these are likely to drive future growth. The global economic conditions may impact our ability to fully implement one or more of these business strategies and initiatives or our ability to achieve some or all of the benefits we expect from these strategies and initiatives.  If we are unable to successfully and timely implement these strategies and initiatives, it would adversely impact our financial condition and results of operations.

If our intangible assets become impaired, we may need to record non-cash impairment charges.

We review our intangible assets for impairment annually, or when events indicate that the carrying value of such assets may be impaired.  If an impairment is identified, the carrying value is compared to its estimated fair value and provisions for impairment are recorded as appropriate. Impairment losses are significantly impacted by estimates of future operating cash flows and estimates of fair value. Our estimates of future operating cash flows are based upon our experience, knowledge and expectations; however, these estimates can be affected by such factors as our future operating results and future economic conditions, all of which can be difficult to predict.  It is difficult to predict how long these economic conditions will continue, whether they will continue to deteriorate, and which aspects of our business may be adversely affected. These conditions and the continuation of these conditions could impact the fair value of our intangible assets and could result in future impairment charges, which would adversely impact our results of operations.

Future results and events beyond our control may impact our ability to satisfy existing or future financial covenants

Our ability to satisfy existing or future financial covenants under credit facilities would be impacted by our future results and by causes and events beyond our control and there can be no assurance that we will at all times achieve operating results which will comply with all such covenants, a breach of which could result in a default under any such credit facility.  In the event of a default the lender could elect to declare the outstanding debt and interest in other amounts payable under such credit facility to be immediately due and payable.

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

Five Star leases a warehouse facility in New Jersey totaling 236,000 square feet, a warehouse facility in Connecticut totaling 98,000 square feet, and a 300 square foot sales office in New York. GP Strategies and the Company have guaranteed the leases for our New Jersey and Connecticut warehouses, having annual rentals of approximately $2,150,000 and expiring in the first quarter of 2010. In February 2008, Five Star extended the lease for the New Jersey warehouse for 12 months to March 31, 2010.   In March 2009, the landlord of the Connecticut facility released GP Strategies from its guarantee, and accepted the guarantee from the Company. The landlord at the Connecticut facility has the option, upon six months prior written notice, to cancel the lease if there is a signed contract to sell the building. In November 2008, Five Star entered into a two year lease for a new New York sales office, at an annual rental rate of $11,000 for the first year and $11,544 for the second year. In January 2009, the Company moved its corporate office from 10 East 40th Street, New York, NY to Five Star’s headquarters in East Hanover, New Jersey.

On April 5, 2007, Five Star, as Tenant, entered into the Agreement of Lease with Kampner Realty, LLC (“Kampner Realty”), as Landlord (the “Lease”), to lease a 40,000 square foot warehouse located at 1202 Metropolitan Avenue, Brooklyn, New York, as part of Five Star’s acquisition of substantially all the assets of Right-Way Dealer Warehouse, Inc. (“Right Way”).  The Lease has an initial term of five years with two successive five-year renewal options and with an annual lease rent of $325,000 subject to adjustment as provided in the Lease.  Based upon the formula in the lease, the annual payment will be reduced to $280,000 for the 12 month period commencing January 1, 2009.  Five Star also has an option to purchase the premises at any time during the initial term of the Lease for a purchase price of $7,750,000, subject to an annual 3% adjustment as provided in the Lease, which represents the average of the appraisals of the premises undertaken by appraisers retained by Five Star and the landlord, Kampner Realty, respectively, after the closing of the transaction.  The purchase price was memorialized in an amendment to the Lease entered into by the parties on June 11, 2007.  Kampner Realty is owned by Ronald Kampner, who was hired and employed by a wholly-owned subsidiary of Five Star as part of Five Star’s acquisition of the assets from Right-Way.  Ronald Kampner is the principal owner and operator of Right-Way.

The facilities owned or leased by us are considered to be suitable and adequate for their intended uses and are considered to be well maintained and in good condition.

Item 3.  Legal
Claims Relating to Learning Technologies Acquisition

In 2001, GP Strategies initiated legal proceedings in connection with its 1998 acquisition of Learning Technologies from various subsidiaries (“Systemhouse”) of MCI Communications Corporation (“MCI”), which were subsequently acquired by Electronic Data Systems Corporation (“EDS”). The action against MCI was stayed as a result of MCI’s bankruptcy filing in 2002. GP Strategies settled its claims against EDS and Systemhouse in 2005, but continued to have a claim in bankruptcy against MCI as an unsecured creditor. In September 2008, the Bankruptcy Court approved a settlement between GP Strategies and MCI, which allowed GP Strategies a Class 6 General Unsecured Claim (as defined in MCI’s Modified Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code) in the amount of $1,700,000 (the “Allowed Claim”).   The Allowed Claim was satisfied in December 2008 through the distribution of $337,000 in cash and shares of stock of Verizon Communications Inc. valued at $226,000 on the distribution date. In connection with the spin-off of the Company, GP Strategies agreed to contribute to the Company 50% of the proceeds received, net of legal fees and taxes, with respect to the MCI claims, which is estimated to be $75,000.  See Note 16(c) to the Consolidated Financial Statements.

The Company is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

The following table presents the high and low bid and asked prices for the Company’s common stock for 2008 and 2007.  The Company’s common stock, $0.01 par value, is quoted on the OTC Bulletin Board.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Quarter	High	Low

2008	First	$2.38	$2.33
	Second	$2.28	$2.25
	Third	$2.12	$2.05
	Fourth	$1.44	$1.35

2007	First	$2.47	$2.41
	Second	$2.75	$2.71
	Third	$2.50	$2.46
	Fourth	$2.37	$2.31

The number of stockholders of record of the Company’s common stock as of March 13, 2009 was 1,068 and the closing price on the OTC Bulletin Board of such common stock on that date was $1.15 per share.

The Company did not declare or pay any cash dividends on its common stock in 2008 or 2007. The Company currently intends to retain future earnings to finance the growth and development of its business and does not intend to pay cash dividends in the foreseeable future.

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

There were no common stock repurchases made by or on behalf of the Company during the fourth quarter ended December 31, 2008.

Item 6.  Selected Financial Data.

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

Five Star represents the Company’s only operating segment.  The Company also owns certain other non-core assets, including an investment in MXL Operations Inc., certain contingent stock rights in Indevus and certain real estate in Pawling, New York and Killingly, Connecticut. For the year ended December 31, 2007 and through June 2008, MXL Operations operated as a separate operating segment (see Note 4 to the Consolidated Financial Statements). The Company monitors Indevus for progress in achieving the milestones related to contingent stock rights.  In the year ended December 31, 2007, the Company sold 2,639,482 shares of Indevus stock, which represents all of the shares of Indevus common stock held by the Company in 2007.    On March 23, 2009, Indevus filed a Current Report on Form 8-K with the SEC announcing the completion of the Endo Merger Agreement with Endo and BTB Purchaser Inc., a Delaware corporation and wholly-owned subsidiary of Endo, pursuant to which Endo acquired all of the issued and outstanding shares of the common stock, par value $0.001 per share, of Indevus.  As a part of the merger transaction, certain contingent rights to receive shares of Indevus common stock upon FDA approval of two drug applications, acquired by the Company in April 2007, were converted into the right to receive a cash payment.  This cash payment is also contingent upon FDA approval of said drug applications.  As a result of the consummation of the Endo Merger Agreement, the Company has a contingent right to receive from Endo the following cash payments; (i) upon FDA approval of the uteral stent drug application on or before specified dates in 2012, of between $2,685,000 and $2,327,000 depending on the terms contained in the FDA approval and (ii) upon FDA approval of VP003(Octreotide implant) drug application on or before specified dates in 2012, of between $4,028,000 and $3,491,000 depending on the terms contained in the FDA approval.  See “Item 1. Business – Other Non-Core Assets” and Note 7 to the Consolidated Financial Statements.

On June 19, 2008, pursuant to the terms of the MXL Agreement, by and among the Company, MXL Industries, a wholly-owned subsidiary of the Company, as the Seller, MXL Operations, MXL Leasing, and MXL Realty, the MXL Buyers (MXL Realty, MXL Operations and MXL Leasing, collectively) purchased substantially all the assets and assumed certain liabilities (except the “Excluded Liabilities,” as defined in the MXL Agreement) of the MXL Business (the Seller’s optical plastics molding and precision coating business).  As consideration, the Seller received approximately $5,200,000 in cash, of which approximately $2,200,000 was utilized to fully pay the bank debt relating to the MXL Business. See “Item 1. Business – General Development of the Business” and Note 4 to the Consolidated Financial Statements.

MXL Industries also made an aggregate capital contribution to the MXL Buyers of $275,000, allocated to each of MXL Operations, MXL Leasing and MXL Realty in a manner so that, as of the effective time of the transaction, the Seller has a 19.9% interest in the total capital of each of MXL Leasing and MXL Realty and a 40.95% interest in the total capital of MXL Operations.  MXL Operations has the right to issue additional shares which, if issued, would reduce the Seller’s interest in each of the MXL Buyers on a pro rata basis to a minimum of 19.9%. Those shares have been issued and the Company currently owns 19.9% of MXL Operations.

On June 26, 2008, pursuant to the terms of the Tender Offer Agreement among the Company, Five Star and NPDV, a newly-formed wholly owned subsidiary of the Company, NPDV commenced a tender offer to acquire all the outstanding shares of Five Star common stock not held by the Company or NPDV at a purchase price of $0.40 per share, net to the seller in cash, without interest thereon and less any required withholding taxes.  The Tender Offer closed on August 26, 2008, and on August 28, 2008, the NPDV-Five Star Merger, in which NPDV merged with and into Five Star, with Five Star continuing as the surviving corporation, wholly-owned by the Company, was effected.  The Company paid approximately $1,028,000 for the tendered shares, $661,000 for the remaining shares to be tendered and incurred expenses related to the NPDV-Five Star Merger of approximately $642,000.  See “Item 1. Business – General Development of the Business” and Note 3 to the Consolidated Financial Statements.

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

Five Star Overview

Five Star, a wholly-owned subsidiary of the Company (see Note 3 to the Consolidated Financial Statements) is a distributor in the United States of home decorating, hardware, and finishing products.  Five Star offers products from leading manufacturers in the home improvement industry and distributes those products to retail dealers, which include lumber yards, “do-it yourself” centers, hardware stores and paint stores.  Five Star has grown to be one of the largest independent distributors in the Northeast United States by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers.

Five Star operates in the home improvement market.  Five Star faces intense competition from large national distributors, smaller regional distributors, and manufacturers that bypass the distributor and sell directly to the retail outlet.  The principal means of competition for Five Star are its strategically placed distribution centers and its extensive inventory of quality, name-brand products.  In addition, Five Star’s customers face stiff competition from Home Depot and Lowe’s, which purchase directly from manufacturers and dealer-owned distributors. Management of Five Star believes that the independent retailers that are Five Star’s customers remain a viable alternative to Home Depot and Lowe’s, due to the shopping preferences of and the retailer’s geographic convenience for some consumers.

On April 5, 2007, Five Star acquired substantially all the assets (except “Excluded Assets”, as defined) and assumed the “Assumed Liabilities” (as defined) of Right-Way Dealer Warehouse, Inc. (“Right-Way”) for approximately $3,200,000 in cash and the assumption of liabilities of $50,000 (the “Right-Way Transaction”). Transaction costs of $200,000 were incurred by Five Star in connection with the Right-Way Transaction.  The assets consisted primarily of $1,186,000 of accounts receivable at fair value and $2,213,000 of inventory at fair value. The acquisition included all of Right-Way’s Brooklyn Cash & Carry business and operations which sells paint sundry and hardware supplies to local retail stores.

Upon closing of the Right-Way Transaction, Five Star leased a warehouse at which the Right-Way Brooklyn Cash & Carry business is conducted from an affiliate of the principal of Right-Way, with an option to purchase the warehouse.  See Note 5 to the Consolidated Financial Statements.

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

Management discussion of critical accounting policies

The following discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements and notes to consolidated financial statements contained in this report that have been prepared in accordance with the rules and regulations of the SEC and include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

Certain of our accounting policies require higher degrees of judgment than others in their application.  These include valuation of accounts receivable, accounting for investments, vendors’ allowance, impairment of long-lived assets and accounting for income taxes which are summarized below.

Revenue recognition

Revenue on product sales is recognized at the point in time when the product has been shipped, title and risk of loss has been transferred to the customer, and the following conditions are met: persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectability of the resulting receivable is reasonably assured.  Allowances for estimated returns and discounts are recognized when sales are recorded.

Stock based compensation

The Company accounts for stock based compensation pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Under SFAS 123R, compensation cost is recognized over the vesting period based on the fair value of the award at the grant date.

Valuation of accounts receivable

Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks.  Measurement of such losses requires consideration of the Company’s historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions.

Impairment of long-lived tangible assets

Long-lived tangible assets with finite lives are tested are for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived tangible assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If costs of such assets are considered not recoverable, the impairment to be recognized is measured by determining the amount by which the carrying amount of the assets exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost of sale.

The measurement of the future net cash flows to be generated is subject to management’s reasonable expectations with respect to the Company’s future operations and future economic conditions which may affect those cash flows.

The Company owns undeveloped land in Pawling, New York with a carrying amount of approximately $2,500,000, which management believes is less than its fair value, less cost of sale and property in East Killingly, Connecticut with a carrying amount of approximately $400,000.  See Note 2 to the Consolidated Financial Statements.

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

Vendor allowances

The Company accounts for vendor allowances under the guidance provided by Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” and EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Vendor allowances reduce the carrying cost of inventory unless they are specifically identified as a reimbursement for promotional programs and/or other services provided. Any such allowances received in excess of the actual cost incurred also reduce the carrying cost of inventory.

Income taxes

Income taxes are provided for based on the asset and liability method of accounting pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Year ended December 31, 2008 compared to the year ended December 31, 2007

For the year ended December 31, 2008, the Company had a loss from continuing operations before income tax benefit and minority interest of $4,577,000 compared to income from continuing operations before income tax expense and minority interest of $13,235,000 for the year ended December 31, 2007.  The decrease in pre-tax income from continuing operations is primarily the net result of the following changes: (i) reduced  operating income of $3,503,000 for Five Star for the year ended December 31, 2008; (ii) a net gain of $17,031,000 recognized on the merger of Valera and Indevus in the year ended December 31, 2007 (see Note 7 to the Consolidated Financial Statements); (iii) a charge of $680,000 representing the profit paid to related parties upon the sale of Indevus (iv) an impairment charge of $138,000 and $346,000, in 2008 and 2007, respectively, related to the Company’s investment in Millennium Cell; and (v) a realized loss of $1,023,000 on the sale of 2,639,482 shares of Indevus common stock in 2007.

Five Star’s operating income was $220,000 for the year ended December 31, 2008 as compared to $3,723,000 for the year ended December 31, 2007. The reduced operating income of $3,503,000 was primarily attributable to: (i) a $1,096,000 non-cash compensation expense related to the termination of  the Five Star’s agreement with Mr. S. Leslie Flegel during 2008 (see Note 18(a) to the  Consolidated Financial Statements); (ii) a non-cash compensation charge of $489,000 related to the cancellation of certain Five Star equity awards in 2008 (see Note 3 to the Consolidated Financial Statements); (iii) reduced gross margin of $1,139,000 due to reduced sales in 2008 as compared to 2007; (iv) increased general and administrative expenses of $1,268,000, primarily due to: (a) the acquisition of Right-Way, which was not consummated until April 2007, (b) approximately $300,000 of expenses related to the Tender Offer and NPDV-Five Star Merger that were incurred by Five Star in 2008 (see Note 3 to the Consolidated Financial Statements), and (c) reduced vendor marketing revenue recognized in 2008.

Sales

The Company had sales, which are comprised solely of the sales of Five Star, of $115,461,000 for the year ended December 31, 2008, as compared to sales of $123,713,000 for the year ended December 31, 2007.  The decrease in Five Star sales for the year ended December 31, 2008 of $8,252,000, or 6.7%, as compared to the prior year period was due to an overall weakness in the economy and the Company’s marketplace, offset by sales generated by Right-Way Brooklyn, Five Star’s Cash and Carry facility purchased in April 2007.

 Gross margin

Five Star’s gross margin was $20,328,000, or 17.6% of net sales, for the year ended December 31, 2008, as compared to $21,467,000, or 17.4% of net sales, for the year ended December 31, 2007.  The decrease in gross margin dollars of $1,139,000, or 5.3%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was a direct result of reduced sales, offset by the increased gross margin percentage. The increase in gross margin percentage for the year ended December 31, 2008 was attributable principally to improved product margins, partially offset by increased warehouse costs as a percentage of sales.  The improved gross margin percentage was the result of increased vendor allowances as a percentage of sales due to achieving certain growth and threshold rebates during 2008, as well as the positive effect of certain purchasing opportunities during the year.

Selling, general, and administrative expenses

For the year ended December 31, 2008, selling, general and administrative expenses (“SG&A”) increased by $308,000 from $22,229,000 for the year ended December 31, 2007 to $22,537,000 for the year ended December 31, 2008, primarily attributable to increased SG&A expenses incurred by Five Star for the period, partially offset by reduced expenses at the corporate level.  Five Star had increased SG&A expenses of $1,268,000 for the year ended December 31, 2008 as compared to the year ended December 31, 2007 due to: (i) approximately $300,000 of costs incurred related to the Tender Offer and NPDV-Five Star Merger for the 2008 period incurred by Five Star (see Note 3 to the Consolidated Financial Statements); (ii) a non-cash compensation charge of $489,000 related to the cancellation of certain Five Star equity awards (see Note 3 to the Consolidated Financial Statements) and (iii) reduced vendor marketing revenue of $1,411,000 recognized by Five Star, partially offset by: (a) reduced equity based compensation expense of $362,000, (b) reduced personnel related costs of $264,000, and (c) reduced professional fees of approximately $392,000.  In addition, there were reduced expenses at the corporate level of $918,000 for the year ended December 31, 2008, primarily due to reduced professional fees and personnel costs in 2008.

Gain on exchange of Valera shares for Indevus shares

For the year ended December 31, 2007, the Company recognized a gain of $17,031,000 as a result of the merger of Valera, in which the Company had an approximately 14% interest, and Indevus, in which the Company obtained an approximate 3% interest as a result of such merger. The gain includes the receipt of the first of three contingent tranches of consideration, which was valued at $2,070,000 and was received in May 2007. The Company continues to hold contingent stock rights for certain products in development by Indevus that will become convertible into shares of Indevus common stock to the extent specific milestones with respect to each product are achieved.  On March 23, 2009, Indevus filed a Current Report on Form 8-K with the SEC announcing the completion of the Endo Merger Agreement with Endo and BTB Purchaser Inc., a Delaware corporation and wholly-owned subsidiary of Endo, pursuant to which Endo acquired all of the issued and outstanding shares of the common stock, par value $0.001 per share, of Indevus.  As a part of the merger transaction, certain contingent rights to receive shares of Indevus common stock upon FDA approval of two drug applications, acquired by the Company in April 2007, were converted into the right to receive a cash payment.  This cash payment is also contingent upon FDA approval of said drug applications.  As a result of the consummation of the Endo Merger Agreement, the Company has a contingent right to receive from Endo the following cash payments; (i) upon FDA approval of the uteral stent drug application on or before specified dates in 2012, of between $2,685,000 and $2,327,000 depending on the terms contained in the FDA approval and (ii) upon FDA approval of VP003(Octreotide implant) drug application on or before specified dates in 2012, of between $4,028,000 and $3,491,000 depending on the terms contained in the FDA approval. See Note 17(a) to the Consolidated Financial Statements.  The merger between Valera and Indevus was treated as a tax free merger under Internal Revenue Code Section 368.

Investment and other income (loss), net

The Company recognized Investment and other income (loss), net of $94,000 for the year ended December 31, 2008 as compared to a loss of ($1,605,000) for the year ended December 31, 2007. The change in Investment and other income (loss), net is mainly due to the following: (i) the profit sharing of $680,000, which was paid upon sale of all the Company’s Indevus shares in 2007 (see Note 17(a) to the Consolidated Financial Statements); (ii) a loss of $1,023,000 on the sale of the Indevus shares in 2007 (See Note 7 to the Consolidated Financial Statements); and (iii) an impairment charge of  $138,000 and $346,000 related to the Company’s investment in Millenium Cell in 2008 and 2007, respectively. At December 31, 2007, the Company had sold all its shares of Indevus. As discussed above, the Company has two additional contingent tranches of consideration remaining upon the achievement of certain milestones relating to particular products in development (see Note 7 to the Consolidated Financial Statements).

Income taxes

For the years ended December 31, 2008 and 2007, the Company recorded an income tax (benefit) expense of $(940,000), and $1,269,000, respectively, which represents the Company’s applicable federal, state and local tax (benefit) expense for the periods.  For the year ended December 31, 2008, the provision for income taxes differed from the tax computed at the federal statutory income tax rate primarily due to state and local income taxes, non-deductible expenses, and an increase in the valuation allowance with respect to losses incurred by the Company.  In connection with the increase in ownership of Five Star from less than 80% to 100% during 2008, the excess of the financial reporting basis over tax basis in Five Star was no longer considered to be a taxable temporary difference and accordingly, a related $279,000 deferred income tax liability was reflected as an income tax benefit in 2008.  For the year ended December 31, 2007, the provision for income taxes differed from the tax computed at the federal statutory income tax rate primarily due to recording income tax expense on the income of Five Star, which was a 57% owned subsidiary, and was not included in the Company’s consolidated return, and state income taxes recorded on the sale of Indevus stock.  A federal tax provision was not recorded for the year ended December 31, 2007 with respect to the gain recognized on the exchange of Valera for Indevus shares or the subsequent gain recognized for tax purposes on the sale of Indevus shares, since it was offset by the Company’s net operating and capital loss carryforwards.   The Company recorded a state income tax expense of $345,000 for the year ended December 31, 2007 related to the Indevus transaction. Income tax expense of $185,000 was recorded as part of discontinued operations for the year ended December 31, 2008, as it relates to tax on the operations of MXL Industries and the gain related to its sale.

Financial condition

The decrease in inventory, accounts receivables and accounts payable is due to reduced sales volumes at Five Star, as well as a concerted effort to reduce inventory levels to better manage working capital.  At December 31, 2008, the Company had $13,021,000 of cash at the corporate level.

Liquidity and Capital Resources

At December 31, 2008, the Company had cash and cash equivalents totaling $13,089,000. The Company believes that cash and borrowing availability under existing credit agreement will be sufficient to fund the Company’s working capital requirements for at least the next 12 months. On August 13, 2008, the holders of certain warrants to acquire shares of Company common stock exercised their warrants and the Company issued and sold 1,423,886 shares of its common stock to such warrant holders for cash consideration of $2.50 per share, or an aggregate of $3,560,000 (see Note 18(b) to the Consolidated Financial Statements).

For the year ended December 31, 2008, the Company’s working capital decreased by $3,451,000 to $20,803,000 from $24,254,000 as of December 31, 2007.

The decrease in cash and cash equivalents of $2,609,000 for the year ended December 31, 2008 as compared to December 31, 2007 resulted from:

•	net cash used in operations of $1,241,000, due primarily to a net loss of $3,394,000;

•	an decrease in accounts receivable of $1,530,000, and a decrease in inventory of $3,667,000, partially offset by a decrease in accounts payable and accrued expenses of $4,940,000;

•
net cash used in investing activities of $140,000, primarily due to net cash proceeds of $4,661,000 from the sales of certain assets of MXL Industries (see Note 4 to the  Financial Statements),  offset by additions to property, plant and equipment of $672,000 and the acquisition of additional interest in Five Star of $3,854,000, which is comprised of:

▪	$2,331,000 related to the Tender Offer and the NPDV-Five Star Merger (see Note 3 to the Consolidated Financial Statements); and

▪
purchases of Five Star common stock for $1,523,000, which was comprised of $763,000 in open market purchases and $1,200,000 from S. Leslie Flegel, the former Chairman of Five Star, and his family, of which $440,000 was charged to operations (see Note 18(a) to the Consolidated Financial Statements);

•
net cash used in financing activities of $1,228,000, consisting of repayments of short term borrowings of $1,553,000, purchases of treasury stock of $1,115,000 and repayments of long-term debt of $1,698,000, partially offset by proceeds from the exercise of common stock warrants of $3,560,000 (see Note 18(b) to the Consolidated Financial Statements).

On June 27, 2008, Five Star entered into a Restated and Amended Loan and Security Agreement (the “Amended Loan Agreement”), with Bank of America, N.A. (“Bank of America”). The Amended Loan Agreement extends the maturity date of that certain Loan and Security Agreement, dated as of June 20, 2003, entered into by Five Star and Bank of America (through its predecessor Fleet Capital Corporation), as amended (the “2003 Loan Agreement”), until June 30, 2011.  The 2003 Loan Agreement, as amended by the Amended Loan Agreement, is referred to herein as the “Loan Agreement”.

The Loan Agreement provides Five Star with a $35,000,000 revolving credit facility (“Revolving Credit Facility”), subject to a $3,500,000 sub-limit for letters of credit.  The Revolving Credit Facility allows Five Star to borrow up to (a) 85% of eligible receivables plus (b) the greater of (i) the lesser of $20,000,000 or 65% (to be reduced by 1% per quarter commencing July 1, 2008) of eligible inventory, or (ii) the lesser of $20,000,000 or 85% of the appraised net orderly liquidation value of eligible inventory minus (c) the amount of outstanding letter of credit obligations, as those terms are defined therein.  All obligations under the Revolving Credit Facility are secured by first priority liens on all of Five Star’s existing and future assets.  In connection with the Amended Loan Agreement, on June 27, 2008, Five Star executed the Restated and Amended Promissory Note, dated as of June 26, 2008, payable to Bank of America in the principal amount of $35,000,000 (the “Promissory Note”).  The Promissory Note restates and replaces a certain $35,000,000 Revolving Note, dated as of June 1, 2005, made by Five Star in favor of Bank of America.  The principal amount under the Promissory Note is due and payable on June 30, 2011.

Loans made to Five Star under the Revolving Credit Facility bear interest at a per annum rate based on the Base Rate of Bank of America, as defined, plus 2.25%, as modified, or at a per annum rate based on LIBOR plus 325 basis points, as modified, at Five Star’s election.  The LIBOR and Base Rate margins are subject to adjustment based on certain performance benchmarks. At December 31, 2008 and December 31, 2007, $18,375,000 and $19,303,000 was outstanding under the Loan Agreement and $3,677,000 and $5,579,000 was available to be borrowed, respectively.  Substantially all of Five Star’s assets are pledged as collateral for these borrowings.

In connection with the 2003 Loan Agreement, Five Star also entered into a derivative transaction with Bank of America.  The derivative transaction is an interest rate swap and has been designated as a cash flow hedge.  Effective June 30, 2008 through June 30, 2011, Five Star is to pay a fixed interest rate of 3.62% to Bank of America on notional principal of $20,000,000.  In return, Bank of America is to pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount.  The credit spread under the Amended Loan Agreement is not included in, and will be paid in addition to, this fixed interest rate of 3.62%.  The fair value of the interest rate swap amounted to $(1,111,000) at December 31, 2008  and is included in Liability related to interest rate swap in the accompanying balance sheets.

Under the Loan Agreement, Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. As of December 31, 2008, Five Star was in compliance with these covenants.  The Company anticipates being in violation of its original fixed charge coverage ratio during 2009, and, therefore, Bank of America has amended the quarterly ratios through the quarter ended March 31, 2010. There is no assurance that Five Star can comply with these covenants in future quarters.

The following table sets forth the significant debt covenants at December 31, 2008:

Covenant	Required	Calculated

Minimum tangible net worth	$7,000,000	$9,347,000

Debt to tangible net worth	< 6	1.97

Fixed charge coverage (*)	>1.0	1.03

Quarterly income (loss)	No loss in consecutive quarters	$115,000 – third quarter profit (**) $125,000 – fourth quarter loss

*	Amended by Bank of America through the quarter ended March 31, 2010.

**	The Loan Agreement excludes non-cash charges related to any equity instruments (common stock, options and warrants) issued to any employee, director, or consultant from the covenant calculations.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measurement of fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants will use when pricing an asset or liability and establishes a fair value hierarchy of three levels that  prioritize the information used to develop those assumptions. The Company adopted SFAS No. 157 effective January 1, 2008 with respect of financial statements and liabilities. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company does not expect adoption of SFAS 157-2 for nonfinancial assets and liabilities on January 1, 2009 to have a material effect on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R), replaces SFAS No. 141, “Business Combinations”, and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact that the adoption of SFAS No. 141(R) will have on the Company’s financial statements is not presently determinable, since it is dependant on future acquisitions, if any.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin (“ARB”) No. 51” (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. The Company does not anticipate that the adoption of SFAS No. 161 will have a material effect on the Company’s consolidated financial statements.

 Contractual Obligations and Commitments

GP Strategies and the Company have guaranteed the leases for Five Star’s New Jersey and Connecticut warehouses, totaling approximately $2,150,000 per year through the first quarter of 2010. GP Strategies’ guarantee of such leases was in effect when Five Star was a wholly-owned subsidiary of GP Strategies. As part of the spin-off, the landlord of the New Jersey and Connecticut did not consent to the release of GP Strategies’ guarantee.  In March 2009, the landlord of the Connecticut facility released GP Strategies from its guarantee, and accepted the guarantee from the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 8.  Financial Statements and Supplementary Data

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements of National Patent Development Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
National Patent Development Corporation:

We have audited the accompanying consolidated balance sheets of National Patent Development Corporation (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, comprehensive (loss) income, cash flows and changes in stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Patent Development Corporation as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

EISNER LLP
New York, New York
March 26, 2009

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	December 31,
	2008	2007

Sales	$115,461	$123,713
Cost of sales	95,133	102,246
Gross margin	20,328	21,467

Selling, general and administrative expenses	(22,537)	(22,229)
Charge related to resignation of Chairman of Five Star	(1,096)

Operating loss	(3,305)	(762)

Interest expense	(1,366)	(1,429)
Gain on exchange of Valera for Indevus shares	-	17,031
Investment and other income (loss), net	94	(1,605)

(Loss) income from continuing operations before income taxes and minority interest	(4,577)	13,235

Income tax benefit (expense)	940	(1,269)

(Loss) income from continuing operations before minority interest	(3,637)	11,966

Minority interest	(34)	(514)

(Loss) income from continuing operations	(3,671)	11,452

Income from discontinued operations, net of taxes, including an $87 gain on sale of assets in 2008	277	270

Net (loss) income	$(3,394)	$11,722

Basic and diluted net (loss) income per share:
Continuing operations	$(0.22)	$0.65
Discontinued operations	0.02	0.02
Net (loss) income per share	$(0.20)	$0.67

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2008	2007
Net (loss) income	$(3,394)	$11,722
Other comprehensive income (loss), before tax:
Net unrealized loss on available-for-sale-securities	(102)	(1,036)
Reclassification adjustment principally for gain on exchange of Valera securities recognized in merger included in net income		(4,598)
Reclassification adjustment for realized losses on sales of Indevus shares included in net income		1,023
Reclassification adjustment for loss on impairment of investment in Millenium Cell included in net income (loss)	138	346
Net unrealized loss on interest rate swap, net of minority interest in 2007	(1,112)	(143)
Comprehensive (loss) income before tax	(4,470)	7,314
Income tax benefit related to items of other comprehensive income (loss), net of minority interest	426	57
Comprehensive (loss) income	$(4,044)	$7,371

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2008		2007
Assets
Current assets
Cash and cash equivalents		$13,089	$15,698
Accounts and other receivables, less allowance for doubtful accounts of $420 and $271		9,814	12,755
Inventories		23,045	27,720
Deferred tax asset		132	470
Prepaid expenses and other current assets		1,334	1,326
Total current assets		47,414	57,969
Marketable securities available for sale		7	109
Property, plant and equipment, net		912	3,534
Intangible assets, net		599
Deferred tax asset		1,537
Other assets		3,202	3,293
Total assets		$53,671	$64,905
Liabilities and stockholders’ equity
Current liabilities
Current maturities of long-term debt	$		$257
Short term borrowings		18,375	19,928
Accounts payable and accrued expenses		8,236	13,530
Total current liabilities		26,611	33,715
Long-term debt less current maturities			1,441
Deferred tax liability			279
Liability related to interest rate swap		1,111
Minority interest			2,902
Common stock subject to exchange rights			493

Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.01 per share authorized 10,000,000 shares; issued none		-	-
Common stock, par value $0.01 per share authorized 30,000,000 shares; issued 18,105,148 shares in 2008 and 18,086,006 shares in 2007		181	180
Additional paid-in capital		28,642	26,825
Retained earnings (deficit)		(849)	2,545
Treasury stock, at cost (564,569 shares in 2008 and 1,528,462 shares in 2007)		(1,358)	(3,458)
Accumulated other comprehensive (loss) income		(667)	(17)
Total stockholders’ equity		25,949	26,075
Total liabilities and stockholders’ equity		$53,671	$64,905

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2008	2007
Cash flows from operating activities:

Net (loss) income	$(3,394)	$11,722
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	656	783
Minority interest	34	514
Gain on sale of MXL assets	(87)
Impairment of investment	138	346
Gain on exchange of Valera for Indevus shares		(17,031)
Expenses paid in common stock	52	60
Stock based compensation	2,160	1,253
Provision for doubtful accounts	278	123
Loss on sale of Indevus shares		1,023
Gain on issuance of stock by subsidiary		(1)
Deferred income taxes	(1,027)	426
Changes in other operating items net of acquisition:
Accounts and other receivables	1,530	247
Inventories	3,667	(2,972)
Prepaid expenses and other assets	(308)	(476)
Accounts payable and accrued expenses	(4,940)	3,305
Net cash used in operating activities	(1,241)	(678)
Cash flows from investing activities:
Additions to property, plant and equipment	(672)	(1,392)
Acquisition of minority interest in Five Star	(3,854)	(106)
Acquisition of Right Way by Five Star		(3,399)
Net proceeds from sales of assets of MXL	4,661
Investment in MXL	(275)
Proceeds from sale of investment		17,598
Repayment of receivable from GP Strategies		251
Net cash (used in) provided by investing activities	$(140)	$12,952

See accompanying notes to consolidated financial statements.

(Continued)

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2008		2007
Cash flows from financing activities:
Proceeds from sale of common stock	$		$480
Purchase of treasury stock		(1,115)	(3,270)
Proceeds from exercise of common stock warrants		3,560
Proceeds from issuance of long-term debt			407
Proceeds from (repayment of) short-term borrowings		(1,553)	1,514
Settlement of option and repurchase of Five Star options		(422)
Repayment of long-term debt		(1,698)	(192)
Net cash used in financing activities		(1,228)	(1,061)
Net (decrease) increase in cash and cash equivalents		(2,609)	11,213
Cash and cash equivalents at beginning of period		15,698	4,485
Cash and cash equivalents at end of period		$13,089	$15,698
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest		$1,543	$1,616
Income taxes		564	651

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008 AND 2007

(in thousands, except per share data)

	Common Stock		Additional paid-in	Retained	Treasury stock, at	Accumulated other comprehensive	Total stockholders’
	shares	amount	capital	earnings	cost	income (loss)	equity
Balance at December 31, 2006	17,861,670	$178	$25,990	$(9,177)	$(188)	$4,334	$21,137
Proceeds from sale of common stock	200,000	2	478				480
Reclassification adjustment, principally for gain on exchange of Valera securities recognized in merger included in net income						(4,598)	(4,598)
Reclassification adjustment for realized losses on sale of Indevus shares included in net income						1,023	1,023
Reclassification adjustment for impairment of investment in Millenium Cell measured in net income						346	346
Net unrealized loss on available for sale securities						(1,036)	(1,036)
Net unrealized loss on interest rate swap, net of tax and minority interest						(86)	(86)
Net income				11,722			11,722
Common stock subject to exchange rights reclassified to temporary equity			(493)				(493)
Equity based compensation expense			790				790
Purchase of 1,428,462 shares of treasury stock					(3,270)		(3,270)

Issuance of common stock to MXL Retirement and Savings Plan	19,161		47				47
Issuance of common stock to directors	5,175		13				13
Balance at December 31, 2007	18,086,006	$180	$26,825	$2,545	$(3,458)	$(17)	$26,075

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008 AND 2007
(continued)
(in thousands, except per share data)

	Common Stock		Additional paid-in	Retained	Treasury stock, at	Accumulated other comprehensive	Total stockholders’
	shares	amount	capital	earnings	cost	income (loss)	equity
Balance at December 31, 2007	18,086,006	$180	$26,825	$2,545	$(3,458)	$(17)	$26,075
Net unrealized loss on available for sale securities						(102)	(102)
Reclassification adjustment related to loss on impairment of available for sale securities included in net loss						138	138
Net unrealized loss on interest rate swap, net of tax of $472 and minority interest of $14						(686)	(686)
Net loss				(3,394)			(3,394)
Equity based compensation expense			1,318				1,318
Repurchased equity options of Five Star, net of minority interest of $32			(150)				(150)
Settlement of option to acquire shares of Five Star			(240)				(240)
Issuance of 1,423,886 treasury shares upon exercise of warrants			351		3,209		3,560
Purchase of 462,859 shares of Treasury Stock					(1,115)		(1,115)
Issuance of 2,866 shares of treasury stock to directors					6		6
Reclassification of common stock subject to exchange rights			493				493
Issuance of common stock to MXL Retirement and Savings Plan	10,260	1	24				25
Issuance of common stock to directors	8,882		21				21
Balance at December 31, 2008	18,105,148	$181	$28,642	$(849)	$(1,358)	$(667)	$25,949

See accompanying notes to consolidated financial statements

NATIONAL PATENT DEVELOPMENT CORPORATION
Notes to Consolidated Financial Statements

1.           Description of business

National Patent Development Corporation (the “Company”), through its wholly-owned subsidiary, Five Star Products, Inc. (“Five Star”), is engaged in the wholesale distribution of home decorating, hardware and finishing products, which represents the only operating segment of the Company as of December 31, 2008. Five Star serves independent retail dealers in 12 states in the Northeast. Products distributed include paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products.

On June 19, 2008, the Company sold substantially all the operating assets of its optical plastics molding and precision coating operating segment, MXL Industries, Inc (“MXL”) (see Note 4).  The results of operations for MXL have been accounted for as a discontinued operation in 2008 and the 2007 results of operations have been reclassified to be consistent with the current year presentation.

On August 28, 2008, Five Star, which was 57% owned at December 31, 2007, became a wholly owned subsidiary of the Company upon the consummation of a tender offer and a merger between Five Star and a newly formed, wholly-owned subsidiary of the Company, with Five Star continuing as the surviving corporation (see Note 3).

2.           Summary of significant accounting policies

Principles of consolidation. The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue recognition.  Revenue on product sales is recognized at the point in time when the product has been shipped, title and risk of loss has been transferred to the customer, and the following conditions are met: persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectability of the resulting receivable is reasonably assured.  Allowances for estimated returns and discounts are recognized when sales are recorded.

Stock based compensation. The Company accounts for stock based compensation pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Under SFAS 123R, compensation cost is recognized over the vesting period based on the fair value of the award at the grant date.

Valuation of accounts receivable. Provisions for doubtful accounts are made based on historical loss experience adjusted for specific credit risks.  Measurement of such losses requires consideration of the Company’s historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions.  The allowance for doubtful accounts as a percentage of total gross trade receivables was 4.1% and 3.1% at December 31, 2008 and December 31, 2007, respectively.

Impairment of long-lived tangible assets. Long-lived tangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived tangible assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If carrying amount is not considered to be recoverable, the impairment to be recognized is measured by determining the amount by which the carrying amount exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost of sale.

The measurement of the future net cash flows to be generated is subject to management’s reasonable expectations with respect to the Company’s future operations and future economic conditions which may affect those cash flows.

The Company has investments in undeveloped land in Pawling, New York with a carrying value of approximately $2,500,000, which management believes is less than fair value and in  Killingly, Connecticut with a carrying value of $400,000, which are included in Other assets in the Consolidated Balance Sheets.

Vendor allowances.  Vendor allowances reduce the carrying cost of inventory unless they are specifically identified as a reimbursement for promotional programs and/or other services provided. Any such allowances received in excess of the actual cost incurred also reduce the carrying cost of inventory.

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

Shipping and handling costs. Shipping and handling costs, which are included as a part of selling, general and administrative expense, amounted to $5,403,000 and $5,390,000 for the years ended December 31, 2008 and 2007, respectively.

Property, plant and equipment. Property, plant and equipment are carried at cost, net of allowance for depreciation. Major additions and improvements are capitalized while maintenance and repairs which do not extend the lives of the assets are expensed as incurred. Gain or loss on the disposition of property, plant and equipment is recognized in operations when realized. Depreciation is provided on a straight-line basis over estimated useful lives of 5 to 40 years for buildings and improvements and 3 to 7 years for machinery, equipment and furniture and fixtures.

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

Derivatives and hedging activities. In the normal course of business, the Company enters into derivative financial instruments in order to manage exposures resulting from fluctuations in interest rates. The interest rate swap entered into by Five Star in connection with its loan agreement (see Note 11) is being accounted for under SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measurement of fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants will use when pricing an asset or liability and establishes a fair value hierarchy of three levels that  prioritize the information used to develop those assumptions. The Company adopted SFAS No. 157 effective January 1, 2008 with respect to financial assets and financial liabilities. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company does not expect adoption of SFAS 157-2 for nonfinancial assets and liabilities on January 1, 2009 to have a material effect on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R), replaces SFAS No. 141, “Business Combinations”, and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact that the adoption of SFAS No. 141(R) will have on the Company’s financial statements is not presently determinable, since it is dependant on future acquisitions, if any.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin (“ARB”) No. 51” (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. The Company does not anticipate that the adoption of SFAS No. 161 will have a material effect on the Company’s consolidated financial statements.

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

Income (loss) per share. Income (loss) per share for the year ended December 31, 2008 and 2007 is calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007
Basic EPS

Income (loss) from continuing operations	$(3,671)	$11,452
Income from discontinued operation	277	270

Net income (loss)	$(3,394)	$11,722

Weighted average shares outstanding	16,784	17,450
Continuing operations	$(0.22)	$0.65
Discontinued operations	0.02	0.02

Net earnings (loss) per share	$(0.20)	$0.67

Diluted EPS

Weighted average shares outstanding	16,784	17,450
Dilutive effect of stock options		13
Diluted weighted average shares outstanding	16,784	17,463
Continuing operations	$(0.22)	$0.65
Discontinued operations	0.02	0.02
Net earnings (loss) per share	$(0.20)	$0.67

The following were not included in the diluted computation, as their effect would be anti-dilutive:

	December 31, 2008	December 31, 2007
Options	3,350,000	782,830
Warrants	*	1,423,887
Five Star’s convertible note	**	2,800,000
Five Star’s options	***	975,000

*        1,423,887 warrants were exercised in August 2008 (see Note 19(b))
**      $2,800,000 convertible note was converted in July 2008 (see Note 3)
***    975,000 options were terminated in July 2008 (see Note 3)

Accumulated other comprehensive loss. The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,
	2008		2007
Net unrealized loss on available-for-sale-securities	$		$(36)
Net unrealized (loss) gain on interest rate swap		(1,147)	33
Accumulated other comprehensive loss before tax		(1,147)	(3)
Accumulated income tax benefit (expense) related to items of other comprehensive income		480	(14)
Accumulated other comprehensive loss, net of tax		$(667)	$(17)

3.           Acquisition of minority interest in Five Star

On June 26, 2008, the Company, Five Star and NPDV Acquisition Corp., a newly-formed wholly owned subsidiary of the Company (“NPDV”), entered into a Tender Offer and Merger Agreement (the “Tender Offer Agreement”).  Pursuant to the Tender Offer Agreement, on July 24, 2008, NPDV commenced a tender offer to acquire all the outstanding shares of Five Star common stock not held by the Company or NPDV at a purchase price of $0.40 per share, net to the seller in cash, without interest thereon and less any required withholding taxes (the “Tender Offer”).

The Tender Offer expired on August 26, 2008, and on August 28, 2008, NPDV merged with and into Five Star (the “NPDV-Five Star Merger”) with Five Star continuing as the surviving corporation, wholly-owned by the Company.   Each share of Five Star common stock outstanding immediately prior to the effective time of the NPDV-Five Star Merger (other than shares held by the Company, Five Star or NPDV, all of which were cancelled and retired and ceased to exist), were converted in the NPDV-Five Star Merger into the right to receive the price paid pursuant to the Tender Offer, in cash. The Company paid approximately $1,028,000 for the tendered shares, $661,000 for the remaining outstanding shares pursuant to the merger and incurred expenses related to the NPDV-Five Star Merger of approximately $642,000.  The total purchase price for the 17.7% minority interest was $2,331,000. The excess ($642,000) of purchase price over the book value of the minority interest has been recorded as customer lists. This intangible asset is being amortized over a five year period.  Amortization expense for the year ended December 31, 2008 was $43,000.

In addition, concurrently with the execution of the Tender Offer Agreement, the Company and Five Star entered into letter agreements with certain executive officers, employees and directors of Five Star, certain of whom are also directors and executive officers of the Company (collectively the “Letter Agreements”), pursuant to which such persons received cash payments of approximately $182,000, in exchange for the termination of their vested and unvested options to purchase shares of Five Star common stock and unvested shares of Five Star restricted stock promptly following the completion of the NPDV-Five Star Merger, which was recorded as a charge to Additional paid-in capital.

Further, the termination of the agreements related to the options and shares resulted in $489,000 of previously unrecognized compensation cost related to unvested share-based compensation arrangements of Five Star which was charged to operations in 2008.

Prior to the commencement of the Tender Offer, in accordance with the Tender Offer Agreement, (i) the Company transferred to NPDV: (A) all of the shares of Five Star common stock held by the Company (representing a 75% interest) and (B) a convertible note issued by Five Star’s wholly-owned subsidiary, and (ii) NPDV converted such note into an aggregate of 7,000,000 shares of Five Star common stock, increasing the Company’s indirect ownership interest in Five Star to 82.3%.

4.           Discontinued Operation - Sale of Assets of MXL Industries

On June 19, 2008, pursuant to the terms of an Asset Purchase Agreement, dated as of June 16, 2008, by and among the Company, MXL Industries, Inc., a wholly-owned subsidiary of the Company (“MXL Industries” or the “Seller”), MXL Operations, Inc. (“MXL Operations”), MXL Leasing, LP (“MXL Leasing”) and MXL Realty, LP (“MXL Realty” and, collectively with MXL Operations and MXL Leasing, the “MXL Buyers”), the MXL Buyers purchased substantially all the assets and assumed certain liabilities of Seller’s optical plastics molding and precision coating businesses (the “MXL Business”).  As consideration, the Seller received approximately $5,200,000 in cash, of which approximately $2,200,000 was utilized to fully pay bank debt of MXL Industries.  The sale resulted in a gain of $87,000, net of $143,000 of related expenses.

The Seller also made an aggregate investment in the MXL Buyers of $275,000, allocated to each of MXL Operations, MXL Leasing and MXL Realty in a manner so that, as of the effective time of the transaction, the Seller has a 19.9% interest in the total capital of each of MXL Leasing and MXL Realty and a 40.95% non-voting interest in the total capital of MXL Operations.  MXL Operations issued additional shares before December 31, 2008 which reduced the Seller’s interest in MXL Operations to 19.9%. The Company accounts for the investment in MXL Operations, MXL Leasing and MXL Realty under the cost method from the date of sale.

Investors in the MXL Buyers include certain senior managers of the MXL Business.

The results for MXL Industries have been accounted for as a discontinued operation. Sales of MXL amounted to $4,052,000 in 2008 and $9,174,000 in 2007.

Assets and liabilities of the discontinued operation included in consolidated balance sheet at December 31, 2007 are summarized as follows (in thousands):

Current assets (including $755 of inventories and $1,453 of accounts receivable)	$2,924
Non current assets (including $2,587 of property, plant and equipment, net)	2,609
Total assets	5,533
Current liabilities (including $625 of short-term borrowings)	(1,444)
Non current liabilities (including $1,441 long-term debt net of $257 current maturities)	(1,709)
Net assets	$2,380

5.           Acquisition of Right-Way Dealer Warehouse

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

Year ended December 31, 2007 (in thousands, except per share data)

Sales	$137,221

Net income	11,359
Earnings from continuing operations per share basic and fully diluted	$0.65

6.           Inventories

Inventories are comprised of the following (in thousands):

	December 31,
	2008		2007
Raw materials *	$		$410
Work in process *			141
Finished goods		23,045	27,169
		$23,045	$27,720

* Relate to MXL

7.           Investment in Indevus Pharmaceuticals, Inc.

Indevus Pharmaceuticals, Inc. (“Indevus”) is a biopharmaceutical company that engages in the acquisition, development, and commercialization of products to treat urological, gynecological, and men’s health conditions.

Effective April 18, 2007 (the “Indevus Effective Time”), all of the outstanding common stock of Valera Pharmaceuticals, Inc. (“Valera”), a Delaware corporation in which the Company had owned 2,070,670 shares of common stock at such time, was acquired by Indevus pursuant to the terms and conditions of an Agreement and Plan of Merger, dated as of December 11, 2006 (the “Valera Merger Agreement”). As a result, the 2,070,670 shares of Valera common stock held by the Company at the Indevus Effective Time were converted into an aggregate of 2,347,518 shares of Indevus common stock at such time.

In April 2007, the Company recognized a pre-tax gain of $14,961,000 resulting from the exchange of shares.  On May 3, 2007, Indevus announced that it had received FDA approval for Supprelin-LA.  Therefore, in May 2007, as a result of contingent rights received in the Valera Merger Agreement, the Company received, 291,964 shares of Indevus common stock, and recognized an additional pre-tax gain of $2,070,670.   The Company is entitled to two additional contingent tranches of shares of Indevus common stock, to the extent certain milestones with respect to specific product candidates are achieved. If each of the contingent milestones is achieved, the Company would receive up to $5,176,675 worth of Indevus common stock on the date the milestone is met, at which date additional gain will be recognized. During the year ended December 31, 2007, the Company sold 2,639,482 shares of Indevus on the open market, (which comprised all the Company’s shares of Indevus common stock at this time) for total net proceeds of $17,598,000 and recognized losses of $1,023,000, which are included in Investment and other income (loss), net.

On March 23, 2009, Indevus filed a Current Report on Form 8-K with the SEC announcing the completion of an Agreement and Plan of Merger (the “Endo Merger Agreement”) with Endo Pharmaceuticals Holdings Inc., a Delaware corporation (“Endo”) and BTB Purchaser Inc., a Delaware corporation and wholly-owned subsidiary of Endo, pursuant to which Endo acquired all of the issued and outstanding shares of the common stock, par value $0.001 per share, of Indevus.  As a part of the merger transaction, certain contingent rights to receive shares of Indevus common stock upon FDA approval of two drug applications, acquired by the Company in April 2007, were converted into the right to receive a cash payment.  This cash payment is also contingent upon FDA approval of said drug applications.  As a result of the consummation of the Endo Merger Agreement, the Company has a contingent right to receive from Endo the following cash payments; (i) upon FDA approval of the uteral stent drug application on or before specified dates in 2012, of between $2,685,000 and $2,327,000 depending on the terms contained in the FDA approval and (ii) upon FDA approval of VP003(Octreotide implant) drug application on or before specified dates in 2012, of between $4,028,000 and $3,491,000 depending on the terms contained in the FDA approval. See Note 17(a).

The original gain on exchange of Valera stock resulted from a tax free reorganization and accordingly was not subject to current federal income tax.  In addition, the deferred income tax liability attributable to the excess of accounting basis over tax basis in Indevus stock received in the exchange was offset by a reduction of the deferred tax asset valuation allowance.  The gain recognized for federal tax purposes on the sale of Indevus stock was offset by the Company’s net operating and capital loss carryforwards. Accordingly, no provision for federal income tax is included in the accompanying Statement of Operations related to the gain on the exchange or the sale of the Indevus stock for the year ended December 31, 2007.  During the year ended December 31, 2007, the Company recorded a provision for state income tax expense of approximately $345,000 related to the gain on the exchange and the sale of the Indevus stock.

8.           Investment and other income (loss), net

Investment and other income (loss), net is comprised of the following (in thousands):

	Year Ended
	December 31,
	2008		2007
Loss on sale of Indevus	$		$(1,023)
Indevus profit sharing			(680)
Impairment of Investment in Millenium Cell		(138)	(346)
Interest income		200	236
Other		32	208
		$94	$(1,605)

9.           Marketable securities

Marketable securities, which are carried at market value, is comprised of the Company’s investment in Millenium Cell Inc. (“Millennium”). Millennium is a publicly traded emerging technology company engaged in the business of developing innovative fuel systems for the safe storage, transportation and generation of hydrogen for use as an energy source. At December 31, 2008 and 2007, the Company owned 364,771 shares of common stock of Millennium with a market value of $7,000 and $109,000, respectively, representing approximately a 1% ownership interest, and an unrealized loss of $36,000 in 2007. For the years ended December 31, 2008 and 2007, the Company considered their investment to be other than temporarily impaired and accordingly recorded an impairment loss of $138,000 and $346,000, respectively, related to such shares.

10.           Property, plant and equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2008		2007
Land	$		$90
Buildings and improvements		429	2,754
Machinery and equipment		1,041	7,033
Furniture and fixtures		961	1,197
		2,431	11,074
Accumulated depreciation		(1,519)	(7,540)
		$912	$3,534

Depreciation expense related to continuing operations for the years ended December 31, 2008 and 2007 amounting to $423,000 and $400,000, respectively.

11.           Short-term borrowings

On June 27, 2008, Five Star entered into a Restated and Amended Loan and Security Agreement (the “Amended Loan Agreement”) with Bank of America, N.A. (“Bank of America”). The Amended Loan Agreement extends the maturity date of that certain Loan and Security Agreement, dated as of June 20, 2003, entered into by Five Star and Bank of America (through its predecessor Fleet Capital Corporation), as amended (the “2003 Loan Agreement”), until June 30, 2011. The 2003 Loan Agreement, as amended by the Amended Loan Agreement, is referred to herein as the “Loan Agreement”.

The Loan Agreement provides Five Star with a $35,000,000 revolving credit facility (“Revolving Credit Facility”), subject to a $3,500,000 sub-limit for letters of credit.  The Revolving Credit Facility allows Five Star to borrow up to (a) 85% of eligible receivables plus (b) the greater of (i) the lesser of $20,000,000 or 65% (to be reduced by 1% per quarter commencing July 1, 2008) of eligible inventory, or (ii) the lesser of $20,000,000 or 85% of the appraised net orderly liquidation value of eligible inventory minus (c) the amount of outstanding letter of credit obligations, as those terms are defined therein.  All obligations under the Revolving Credit Facility are collateralized by first priority liens on all of Five Star’s existing and future assets.

Loans made to Five Star under the Revolving Credit Facility bear interest at a per annum rate based on the Base Rate of Bank of America, as defined, plus 2.25%, as modified, or at a per annum rate based on LIBOR plus 325 basis points, as modified, at Five Star’s election.  The LIBOR and Base Rate margins are subject to adjustment based on certain performance benchmarks. At December 31, 2008 and December 31, 2007, approximately $18,375,000 and $19,303,000 was outstanding under the Loan Agreement and approximately $3,677,000 and $5,579,000 was available to be borrowed, respectively.  Substantially all of Five Star’s assets are pledged as collateral for these borrowings.

In connection with Loan Agreement, on June 30, 2003, Five Star entered an interest rate swap with the lender which has been designated as cash flow hedge. Under the swap, effective July 1, 2004 through June 30, 2008, Five Star paid a fixed interest rate of 3.38% to the Lender on notional principal of $12,000,000. In return, the Lender paid to Five Star a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread of 1.5% was paid in addition to the 3.38%.

In connection with the Amended Loan Agreement, Five Star also entered into a derivative transaction with Bank of America.  The derivative transaction is an interest rate swap and has been designated as a cash flow hedge.  Effective June 30, 2008 through June 30, 2011, Five Star will pay a fixed interest rate of 3.62% to Bank of America on notional principal of $20,000,000.  In return, Bank of America will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount.  The credit spread under the Amended Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.62%.  The fair value of the interest rate swap amounted to a liability of $1,111,000 at December 31, 2008 and an asset of $69,000 at December 31, 2007. Changes in the fair value of the interest rate swap were recognized in other comprehensive income.

Under the Loan Agreement, Five Star is subject to covenants, as amended, requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios.  As of December 31, 2008, Five Star was in compliance with these covenants.  The Company anticipates being in violation of its original fixed charge coverage ratio during 2009, and therefore Bank of America has amended the quarterly ratios through the quarter ended March 31, 2010.  There is no assurance that Five Star can comply with these covenants in future quarters.

12.            Income taxes

For the year ended December 31, 2007, the Company filed a consolidated federal income tax return with its subsidiaries, except for Five Star, which was less than 80% owned and filed its own separate consolidated federal income tax return.  In July 2008, Five Star became more than 80% owned by the Company and in August 2008, became a wholly-owned subsidiary of the Company.  As such, the Company will include Five Star in its consolidated federal income tax return for the year ended December 31, 2008, which will include activity of Five Star since July 2008.  In addition, the Company and Five Star file separate state and local income tax returns.

The components of income tax expense related to continued operations are as follows (in thousands):

	Year Ended December 31,
	2008	2007
Current
Federal	$83	$348
State and local	4	495
Total current	87	843
Deferred
Federal	(956)	357
State and local	(71)	69
Total deferred	(1,027)	426
Total income tax expense (benefit)	$(940)	$1,269

The deferred tax expense (benefit) excludes activity in the net deferred tax asset relating to tax on appreciation (depreciation) in available-for-sale securities and the interest rate swap, which is recorded directly to stockholders’ equity.

The difference between the (benefit) expense for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) is as follows:

	Year Ended December 31,
	2008	2007
Federal income tax rate	(34.0)%	34.0%
State and local taxes, net of federal effect	2.5	2.9
Non-deductible expenses	7.5	0.3
Benefit from increase in ownership of Five Star	(6.1)
Increase in valuation allowance	9.6	(27.8)

Effective tax rate	(20.5)%	9.4%

The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in the net deferred tax asset are summarized as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Property and equipment	$342	$285
Allowance for doubtful accounts	170	89
Accrued liabilities	56	507
Marketable securities	7	165
Interest rate swap	451
Net operating loss carryforward	2,105	1,173
Charitable contributions carryforward	7
Inventory	93	67
Equity-based compensation	508	17
Alternative minimum tax credit carryforward	172
Gross deferred tax assets	3,911	2,303
Less: valuation allowance	(2,242)	(1,805)
Deferred tax assets after valuation allowance	1,669	498
Deferred tax liabilities:
Investment in subsidiary		279
Interest rate swap		28
Deferred tax liabilities		307
Net deferred tax asset	1,669	191

As a result of the increase in ownership of Five Star and the ability to file a consolidated tax return, the excess of the financial reporting basis over tax basis in Five Star was no longer considered to be a taxable temporary difference and accordingly, the related deferred tax liability of $279,000 was eliminated and reflected as a deferred tax benefit in 2008.

As of December 31, 2008, the Company has federal net operating loss carryforwards of approximately $6,200,000, which expire from 2017 to 2028, and alternative minimum tax credit carryforwards of approximately $200,000 which do not expire.

A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance increased by approximately $400,000 during the year ended December 31, 2008, and decreased by approximately $2,900,000 during the year ended December 31, 2007.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”). This interpretation was issued in July 2006 to clarify the uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As required by FIN 48, the Company applied the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date, which resulted in no unrecognized tax benefits reflected in the accompanying financial statements. Pursuant to FIN 48, the Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as interest and other expense, respectively, in the Consolidated Statement of Operations.

The Company files income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, the 2005 through 2008 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, the 2004 through 2008 tax years remain open for examination by the tax authorities under a four year statute of limitations.

13.           Capital Stock

The Company’s Board of Directors without any vote or action by the holders of common stock is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased. At December 31, 2008, the Company had repurchased 1,791,321 shares of its common stock for $4,092,000 and, a total of 2,208,679 shares remained available for repurchase.

14.           Incentive stock plans and stock based compensation

The Company has a stock-based compensation plan for employees and non-employee members of its Board of Directors. The plan provides for discretionary grants of stock options, restricted stock shares, and other stock-based awards. The Company’s plan is administered by the Compensation Committee of the Board of Directors, which consists solely of non-employee directors.

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

In March 2007, the Company granted an aggregate of 3,200,000 nonqualified stock options to officers and directors under the 2003 Plan, of which 632,830 were granted under the terms of the 2003 Plan as had then been approved by the Company’s stockholders and the remainder were granted subject to stockholder approval of the 2003 Plan Amendment.  The Company determined the estimated aggregate fair value of the 632,830 options that were not subject to stockholder approval on the date of grant and upon stockholder approval, which under SFAS 123R is considered the date of grant, determined the estimated aggregate fair value of the remaining 2,567,170 options. On July 30, 2007, the Company granted an aggregate of 150,000 non-qualified stock options under the 2003 Plan.  The stock options granted on July 30, 2007 were not subject to stockholder approval of the 2003 Plan Amendment. The Company recorded compensation expense related to the above option grants of $916,000 and $771,000 for the years ended December 31, 2008 and 2007, respectively.

On July 30, 2007, the Board of Directors adopted the National Patent Development Corporation 2007 Incentive Stock Plan (the “2007 NPDC Plan”), subject to stockholder approval.  The 2007 NPDC Plan was approved by the Company’s stockholders in December 2007 at the Company’s 2007 Annual Stockholders Meeting.  As of December 31, 2008, no awards have been granted under the 2007 NPDC Plan.  As of December 31, 2008, the number of shares of common stock reserved and available for awards under the 2007 NPDC Plan (subject to certain adjustments as provided therein) is 7,500,000.

Information with respect to the Company’s outstanding stock options at the beginning and end of 2008 is presented below. There was no stock option activity under the plans in 2008.

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2008	3,350,000	$2.49	8.9	$768,000*
Options outstanding at December 31, 2008	3,350,000	2.49	7.9	$0 *
Options exercisable at December 31, 2008	1,250,000	$2.45	7.9	$0 *

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The weighted average grant-date fair value of the options granted during year ended December 31, 2007 was $0.82 per share.

As of December 31, 2008, there was $1,062,000 of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 1.2 years.

The fair value of each option award granted during 2007 was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

Dividend yield	0%
Expected volatility	46.90%
Risk-free interest rate	3.46%
Expected life (in years)	4

The Company took into consideration guidance contained in SFAS No. 123R and SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”) when reviewing and developing assumptions for the 2007 grants. The weighted average expected life for 2007 grants of 4 years reflects the alternative simplified method permitted by SAB No. 107, which defines the expected life as average of the contractual term of the option and the weighted-average vesting period for all option tranches. Expected volatility for the 2007 options grants is based on historical volatility over the same number of years as the expected life, prior to option grant date.

As a result of the NPDV-Five Star Merger (see Note 3), all vested and unvested options and restricted stock granted under the Five Star plan were cancelled for a cash payment of $182,000.  In 2008 and 2007, Five Star recognized compensation expense related to the terminated options and restricted stock of $589,000 and $463,000, respectively.

15.           Other benefit plans

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

The Savings Plan is administered by a trustee appointed by the Board of Directors of Five Star and all contributions are held by the trustee and invested at the participants’ directions in various mutual funds. Five Star’s expense associated with the Savings Plan was approximately $142,000 and $137,000 for the years ended December 31, 2008 and 2007, respectively.

MXL Employee Benefit Plan

NPDC Holdings, Inc. (formerly MXL Industries) maintains a 401(k) Savings Plan, the MXL Industries, Inc. Retirement and Savings Plan (the “MXL Plan”), for employees who have completed at least one hour of service coincident with the first day of each month. The MXL Plan permits pre-tax contributions by participants. The Company matches up to 50% of the participants’ first 7% of compensation contributed. The Company also matched participants’ contributions in shares of Company common stock through August 28, 2008, and subsequent to that date, matched in cash, which totaled $2,000 in 2008.   During the years ended December 31, 2008 and 2007, the Company contributed 10,260 and 19,161 shares of Company’s common stock with a value of approximately $25,000 and $48,000, respectively as a matching contribution to the MXL Plan.

16.           Commitments and Contingencies

(a)
Five Star has several noncancellable leases for real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms. As of December 31, 2008, minimum rentals under long-term operating leases are as follows (in thousands):

	Real Property	Machinery & Equipment	Total
2009	$2,463	$760	$3,223
2010	841	367	1,208
2011	280	136	416
2012	70		70
Total	$3,654	$1,263	$4,917

Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense was approximately $3,676,000, and $3,964,000 for the years ended December 31, 2008 and 2007, respectively. GP Strategies and the Company have guaranteed the leases for Five Star’s New Jersey and Connecticut warehouses, having annual rentals of approximately $2,150,000 and expiring in the first quarter of 2010.   In March 2009, the landlord of the Connecticut facility released GP Strategies from its guarantee, and accepted the guarantee from the Company.  The landlord at Five Star’s Connecticut facility has the option to cancel the lease if there is a signed contract to sell the building, upon six months written notice.

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

(c)
In 2001, GP Strategies initiated legal proceedings in connection with its 1998 acquisition of Learning Technologies from various subsidiaries (“Systemhouse”) of MCI Communications Corporation (“MCI”) which were subsequently acquired by Electronic Data Systems Corporation (“EDS”). The action against MCI was stayed as a result of MCI’s bankruptcy filing in 2002. GP Strategies settled its claims against EDS and Systemhouse in 2005, but continued to have a claim in bankruptcy against MCI as an unsecured creditor. In September 2008, the Bankruptcy Court approved a settlement between GP Strategies and MCI which allowed GP Strategies a Class 6 General Unsecured Claim (as defined in MCI’s Modified Second Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code) in the amount of $1,700,000 (the “Allowed Claim”).   The Allowed Claim was satisfied in December 2008 through the distribution of $337,000 in cash and shares of stock of Verizon Communications Inc. valued at $226,000 on the distribution date. In connection with the spin-off of the Company, GP Strategies agreed to contribute to the Company 50% of the proceeds received, net of legal fees and taxes, with respect to the MCI claims. No contribution has been reflected in the accompanying financial statements for the Company’s share of the Allocated Claim, which will be recorded as capital contribution when received.

(d)	Contingencies

The notes issued by GP Strategies with an outstanding balance of $2,885,000 at December 31, 2007 were secured by a non-recourse mortgage on the property located in Pawling, New York, which was transferred to MXL. GP Strategies had indemnified the Company for loss of the property value in case of foreclosure of the mortgage for payment of the note. GP Strategies has settled its obligations under the note in August 2008 and the non-recourse mortgage was canceled.

17.	Related party transactions

(a)
On November 12, 2004, the Company entered into an agreement to borrow approximately $1,022,000 from Bedford Oak Partners, which is controlled by Harvey P. Eisen, Chairman, Chief Executive Officer and a director of the Company, and approximately $568,000 from Jerome I. Feldman, who was at the time Chairman and Chief Executive Officer of the Company, which was utilized to exercise an option held by the Company to purchase Series B Convertible Preferred shares of Valera.  The loans bore interest at 6% per annum, matured on October 31, 2009, and were secured by all shares of Valera owned by the Company, including the purchased shares.     On January 11, 2005, the Company prepaid the loans and all accrued interest in full. As further consideration for making these loans, Bedford Oak Partners and Mr. Feldman became entitled to a portion of the consideration received by the Company on the sale of certain Valera shares.  As a result of the acquisition of Valera by Indevus (see Note 7), this obligation related to the sale of Indevus shares by the Company. From June 2007 through and including September 12, 2007, the Company sold, in a series of open market transactions, all of the 2,639,482 shares of Indevus common stock held by the Company for an aggregate of approximately $17,598,000, net of commissions and brokerage fees.  The November 12, 2004 agreement among the Company, Bedford Oak Partners and Mr. Feldman provides for Bedford Oak Partners and Mr. Feldman to (i) receive 50% of any amount in excess of $3.47 per share which is received by the Company upon the sale of Indevus common stock and (ii) participate in 50% of the profits earned on 19.51% of shares of Indevus common stock received by the Company upon conversion of the contingent rights, described below, if any, at such time as such shares are sold by the Company.  The aggregate amount paid towards the profit sharing in 2007 was $922,000 of which $680,000 is included in Investment and other income (loss), net for the year ended December 31 2007 and $242,000 had been accrued at December 31, 2006.

As a result of the consummation of the Endo Merger Agreement (see Note 7), the Company has a contingent right to receive from Endo certain cash payments. The two related parties would receive the following portions of the Company’s cash payments: (i) upon FDA approval of the uteral stent between $262,000 and $227,000, and (ii) upon FDA approval of VP003 (Octreotide implant), between $393,000 and $341,000.

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

Expenses of $335,000 incurred by the Company under this agreement for the year ended December 31, 2007, which includes approximately 80% of the cost of the compensation and benefits required to be provided by GP Strategies to Jerome Feldman, who served as the Company’s Chief Executive Officer until May 31, 2007.

Scott N. Greenberg, a director of the Company, serves as the Chief Executive Officer and a director of GP Strategies.  Harvey P. Eisen, the Chairman and Chief Executive Officer of the Company, also serves as the non-executive Chairman of the Board of GP Strategies.

(c)
On April 5, 2007, Five Star, in connection with its acquisition of Right-Way (see Note 5), entered into a lease for a warehouse with a company owned by the former principal of Right-Way who presently serves as an executive of Five Star. The lease has an initial term of five years with two successive five-year renewal options and provides for an annual rent of $325,000, subject to adjustment. The adjusted rent expense for the 12 months commencing January 1, 2009 will be $280,000. Rent expense for the warehouse for the years ended December 31, 2008 and 2007 was $325,000 and $217,000 respectively.   Five Star also has an option to purchase the warehouse at any time during the initial term of the lease for $7,750,000, subject to 3% annual adjustment.

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

On March 2, 2007, the Company and Mr. Flegel entered into an agreement pursuant to which the Company sold to Mr. Flegel 200,000 shares of Company common stock for $480,000 ($2.40 per share).  The agreement gave Mr. Flegel the right to exchange any or all of the 200,000 shares of the Company’s common stock into shares of Five Star common stock held by the Company at the fixed rate of six shares of Five Star common stock for each share of Company common stock. The value of the option to convert the shares of Company common stock held by Mr. Flegel into shares of Five Star common stock which amounted to $264,000, was valued using a Black Scholes formula and recognized as compensation expense by Five Star over the three year term of the FS Agreement. During the year ended December 31, 2007 Five Star recognized $73,000 of such compensation expense. In addition, as the exchange rights, if exercised, would require the Company to effectively surrender net assets to redeem common stock, the Company accounted for the issuance of the 200,000 shares of Company common stock as temporary equity at an amount equivalent to the carrying value of Five Star’s equity that could be acquired by the holder of such shares ($493,000 at December 31, 2007).

On March 25, 2008, Mr. Flegel resigned as director and Chairman of the Board of Five Star, and as a director of the Company, effective immediately.  In connection with Mr. Flegel’s resignation, Five Star, the Company and Mr. Flegel entered into an agreement, dated March 25, 2008, pursuant to which Mr. Flegel sold to the Company (i) 200,000 shares of Company common stock, which was exchangeable into 1,200,000 shares of Five Star common stock owned by the Company, at $3.60 per share, which equates to $0.60 per share of Five Star common stock had Mr. Flegel exercised his right to exchange these shares of  Company common stock into shares of Five Star common stock and (ii) 1,698,336 shares of Five Star common stock at $0.60 per share.  In addition, Mr. Flegel’s children and grandchildren sold to the Company an additional 301,664 shares Five Star common stock that they had received from Mr. Flegel at $0.60 per share. The market value of Company common stock on March 25, 2008 was $2.40 per share.  The excess cash paid of $1.20 per share over the market value on the 200,000 shares of Company common stock purchased from Mr. Flegel, or $240,000, was deemed to be the settlement of the option to exchange Company common stock for Five Star common stock and was charged to Additional paid-in capital. Five Star recorded a compensation charge of $1,096,000 in 2008 related to the above transactions, including the unrecognized value of the 2,000,000 shares of Five Star common stock issued and the option to convert the 200,000 shares of Company common stock discussed above.  In addition, the expense included $440,000, which represents the excess of the purchase price over the quoted market price of the 2,000,000 shares of Five Star common stock on the date of the agreement to acquire such shares. As a result of the repurchase of the 200,000 shares of Company stock, which were also convertible into Five Star shares, the carrying value of the Company’s shares was reclassified from temporary to permanent equity.

The agreement also contained one-year non-compete, standstill and non-solicitation provisions. In addition, the three year FS Agreement was terminated upon his resignation.

(b)
On August 11, 2008, the Company, The Gabelli Small Cap Growth Fund, The Gabelli Equity Income Fund, The Gabelli ABC Fund and The Gabelli Convertible and Income Securities Fund Inc. (collectively, the “Warrantholders”), holders of warrants to purchase an aggregate of 1,423,886 shares of Company common stock, dated as of December 3, 2004 (the “Warrants”),  amended the Warrants to (i) extend the expiration date of the Warrants from August 14, 2008 to August 15, 2008 and (ii) reduce the exercise price of the Warrants from $3.57 per share to $2.50, per share, which was in excess of the closing price on August 11, 2008.  On August 13, 2008, the Warrantholders exercised the warrants and the Company issued and sold 1,423,886 shares of treasury stock to the Warrantholders for cash consideration of $2.50 per share, representing an aggregate purchase price of $3,560,000.

 19.           Accounts payable and accrued expenses

Accounts payable and accrued expenses are comprised of the following (in thousands):

	December 31,
	2008	2007
Accounts payable	$5,021	$8,051
Accrued expenses	2,139	3,846
Deferred revenue	1,074	785
Other	2	848
	$8,236	$13,530

20.           Valuation and qualifying accounts

The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Balance at beginning of year	$412	$566
Provision for doubtful accounts	279	123
Elimination of MXL allowance in connection with sale of its assets (Note 4)	(192)
Uncollectible accounts written off, net of recoveries	(79)	(277)
Balance at end of year	$420	$412	*
 * Includes $141 applicable to MXL

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) as of December 31, 2008.  Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of such time.

The Company’s principal executive officer and principal financial officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management of the Company, including its principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on their assessment using those criteria, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

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

None.

PART III

Item 10.                  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders under the captions [“Directors and Executive Officers”], [“Corporate Governance”], [“Compliance with Section 16(a) of the Exchange Act”], [“Code of Ethics”] and [“Audit Committee.”]

Item 11.                  Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders under the caption [“Executive Compensation.”]

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to shares of Company common stock that may be issued under existing equity compensation plans.

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

Additional information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders under the caption [“Stock Ownership of Management and Principal Stockholders”].

Item 13.  Certain Relationships and Related Transactions, and Director Independence

This information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders under the captions [“Certain Transactions with Management”] and [“Director Independence”].

Item 14.   Principal Accounting Fees and Services

The information regarding principal accountant fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is incorporated by reference to the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders under the caption [“Principal Accountant Fees and Services.”]

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

NATIONAL PATENT DEVELOPMENT CORPORATION

Date: March 30, 2009	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ HARVEY P. EISEN	Chairman, President and Chief Executive Officer	March 30, 2009
Harvey P. Eisen	(Principal Executive Officer)
/s/ JOHN C. BELKNAP	Vice President and Director	March 30, 2009
John C. Belknap
/s/ LAWRENCE G. SCHAFRAN	Director	March 30, 2009
Lawrence G. Schafran
/s/ TALTON R. EMBRY	Director	March 30, 2009
Talton R. Embry
/s/ SCOTT N. GREENBERG	Director	March 30, 2009
Scott N. Greenberg
/s/ IRA J. SOBOTKO	Vice President, Chief Financial Officer	March 30, 2009
Ira J. Sobotko	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.			Description

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
National Patent Development Corporation 2007 Incentive Stock Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed by the Registrant with the SEC on November 16, 2007)

10.58
Asset Purchase Agreement, dated as of June 16, 2008, by and among National Patent Development Corporation, MXL Industries, Inc., MXL Operations, Inc., MXL Leasing, LP and MXL Realty, LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 19, 2008).

10.59
Stockholders Agreement, dated as of June 16, 2008, by and among MXL Operations, Inc., MXL Industries, Inc. and the other stockholders of MXL Operations, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 19, 2008).

10.60
Limited Partnership Agreement of MXL Leasing, LP, dated as of June 16, 2008, by and between MXL GP, LLC and the limited partners of MXL Leasing, LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 19, 2008).

10.61
Limited Partnership Agreement of MXL Realty, LP, dated as of June 16, 2008, by and between MXL GP, LLC and the limited partners of MXL Realty, LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 19, 2008).

10.62
Put and Call Option Agreement, dated as of June 16, 2008, by and between MXL Operations, Inc., MXL Leasing, LP, MXL Realty, LP and MXL Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 19, 2008).

10.63
Tender Offer and Merger Agreement, dated June 26, 2008, among the Company, NPDV Acquisition Corp. and Five Star Products, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 26, 2008).

10.64	#
Letter Agreement, dated June 26, 2008 among Bruce Sherman, Company and Five Star Products, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 26, 2008).

10.65	#
Letter Agreement, dated June 26, 2008 among Ronald Kampner, Company and Five Star Products, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 26, 2008).

10.66	#
Letter Agreement, dated June 26, 2008 among Charles Dawson, Company and Five Star Products, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 26, 2008).

10.67	#
Letter Agreement, dated June 26, 2008 among Joseph Leven, Company and Five Star Products, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 26, 2008).

10.68	#
Letter Agreement, dated June 26, 2008 among Ira Sobotko, Company and Five Star Products, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 26, 2008).

10.69	#
Letter Agreement, dated June 26, 2008 among Mr. John C. Belknap, Company and Five Star Products, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 26, 2008).

10. 70
Letter Agreement amending certain warrant certificates, dated as of August 11, 2008, by and among National Patent Development Corporation, The Gabelli Small Cap Growth Fund, The Gabelli Equity Income Fund, The Gabelli ABC Fund, and The Gabelli Convertible and Income Securities Fund Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on August 12, 2008)

10.71
National Patent Development Corporation Warrant Certificate, dated as of December 3, 2004, issuing 379,703 warrants to The Gabelli Small Cap Growth Fund (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on August 12, 2008).

10.72
National Patent Development Corporation Warrant Certificate, dated as of December 3, 2004, issuing 379,703 warrants to The Gabelli Convertible Securities and Income Fund Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on August 12, 2008)

10.73
National Patent Development Corporation Warrant Certificate, dated as of December 3, 2004, issuing 379,703 warrants to The Gabelli Equity Income Fund (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on August 12, 2008).

10.74
National Patent Development Corporation Warrant Certificate, dated as of December 3, 2004, issuing 284,777 warrants to The Gabelli ABC Fund (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on August 12, 2008).

14		Code of Ethics Policy (incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2004 filed with the SEC on April 15, 2005)

21
Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10-K for the year ended December 31, 2006 filed with the SEC on April 3, 2007) [NOTE: Determine whether this changed since the one filed in April 2007.]

23	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of the principal executive officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of the principal financial officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer and the principal financial officer of the Registrant

___________________________
*      Filed herewith.

#      Management contract or compensatory plan or arrangement.