Form 10-K/A
period 2008-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 2009-04-30
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $35,534,000.

As of April 10, 2009, 17,551,568 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

National Patent Development Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2008 pursuant to General Instruction G(3) to Form 10-K for the purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K.  As a result of this amendment, the Company is filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  The cover page of this amendment has also been revised to provide the number of outstanding shares of Company common stock as of April 10, 2009.  Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Form 10-K for the Company’s fiscal year ended December 31, 2008.

TABLE OF CONTENTS

		Page

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 11.	Executive Compensation	4
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	9
Item 13.	Certain Relationships and Related Transactions, and Director Independence	11
Item 14.	Principal Accountant Fees and Services	14

PART IV

Item 15.	Exhibits and Financial Statement Schedules	15

SIGNATURES		16

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Set forth below are the names of, and certain biographical information regarding, the directors of the Company.

Harvey P. Eisen, age 66, has served as Chairman of the Board and Chief Executive Officer of the Company since June 2007 and also served as its President since July 2007.  He has been a director of the Company since 2004 and a director of Five Star Products since November 2007.  He has served as Chairman and Managing Member of Bedford Oak Advisors, LLC, an investment partnership, since 1998.  Prior thereto, Mr. Eisen served as Senior Vice President of Travelers, Inc. and of Primerica, each a financial services company, prior to its merger with Travelers in 1993.  Mr. Eisen has over 30 years of asset management experience, is often consulted by the national media for his views on all phases of the investment marketplace, and is frequently quoted in The Wall Street Journal, The New York Times, PensionWorld, U.S. News & World Report, Financial World and Business Week, among other publications.  Mr. Eisen also has appeared and currently appears regularly on such television networks as CNN and CNBC.  Mr. Eisen is a trustee of the University of Missouri Business School, where he established the first accredited course on the Warren Buffet Principles of Investing.  He is also a trustee for Johns Hopkins University. Mr. Eisen has also been a director of GP Strategies Corporation (“GP Strategies”) since 2002.  For many years, he was a trustee of Rippowam Cisqua School in Bedford, New York and the Northern Westchester Hospital.

John C. Belknap, age 62, has served as a Vice President of the Company since March 2007, an employee of the Company since December 2006, a director of the Company since October 2006, and as President, Chief Executive Officer and a director of Five Star Products since March 2007.  Prior to joining the Company and Five Star Products, Mr. Belknap was engaged in certain entrepreneurial activities and served as an independent consultant to various private companies from 2000 until October 2006.  From 1997 to 1999, Mr. Belknap was Executive Vice President and Chief Financial Officer of Richfood Holdings, Inc. a Fortune 500 integrated food wholesaler and retailer.  From 1995 to 1997, he was Chief Financial Officer for OfficeMax, Inc.  During the period from 1974 to 1995, he was Chief Financial Officer for several other major retailers.

Talton R. Embry, age 62, has been a director of the Company since 2004.  He has been Chairman of Magten Asset Management Corp., an investment company, since 1978.  Mr. Embry is a director of Winthrop Realty Trust, a NYSE-listed real estate investment trust.  He was formerly co-chairman and a director of Revco Drug Stores (now CVS Corp.), a retailer.  He has been a director of Anacomp, a document-management outsource provider, BDK Holdings, a manufacturer of home textiles, Capsure Holdings (now CNA Surety), a surety bond underwriter, Combined Broadcasting, an owner of television stations, Salant, a manufacturer of men’s fashions, Texscan, a manufacturer of cable-TV equipment, Thermadyne, a manufacturer of welding equipment and supplies, Varco International (now National Oilwell Varco Inc), a manufacturer of oil and gas drilling equipment, and Westpoint Stevens, a manufacturer of sheets and towels.

Scott N. Greenberg, age 52, has been a director of the Company since 2004.  Mr. Greenberg was Chief Financial Officer of the Company from 2004 to July 2007.  Mr. Greenberg has been the Chief Executive Officer of GP Strategies since April 2005 and a director since 1987.  From 2001 until February of 2006 he was President of GP Strategies, Chief Financial Officer from 2001 until 2005, Executive Vice President and Chief Financial Officer from 1998 to 2001, Vice President and Chief Financial Officer from 1989 to 1998, and Vice President, Finance from 1985 to 1989.  He was a director of GSE Systems, Inc. from 1999 to 2008 and was a director of Five Star Products from 1998 to 2003 and a director of Valera Pharmaceuticals, Inc. until January 2005.

Lawrence G. Schafran, age 70, has served as a director and chairman of the audit committee of the Company since 2006. He has been a Managing Director of Providence Capital, Inc., an investment and advisory firm, since 2003. Mr. Schafran also serves as a director of Tarragon Realty Investors, Inc., national home builders, SulphCo, Inc., a developer of a process to desulpherize heavy crudes, RemoteMDx, Inc., a manufacturer and distributor of a GPS-based, two-way communications bracelet/anklet worn by parolees, probationers and bailees and Taurex Resources plc, an oil/gas exploration and drilling company. Mr. Schafran has been a director of Glasstech, Inc., manufacturers of furnaces for automotive glass products, since 2002. Mr. Schafran also served as a trustee, chairman, interim chief executive officer and president and as co-liquidating trustee (from 1999 through 2003) of Banyan Strategic Realty Trust, an equity REIT traded on the NASDAQ National Market.

Executive Officer Who Is Not a Director

Set forth below is the name of, and certain biographical information regarding, an executive officer of the Company who does not serve as a director of the Company.

Ira J. Sobotko, age 52, has served as Vice President, Finance, Secretary and Treasurer of the Company since July 2007, and is its principal financial officer and principal accounting officer. His title was changed from Vice President, Finance, Secretary and Treasurer to Vice President and Chief Financial Officer, Secretary and Treasurer in 2008.  Mr. Sobotko has served as Senior Vice President, Finance, Secretary and Treasurer of Five Star Products and its principal financial officer since July 2007.  From April 2007 to July 2007, Mr. Sobotko served as Vice President, Finance of the Company.  From September 2005 through March 2007, Mr. Sobotko served as a financial consultant to various publicly traded companies, including the Company and Five Star Products and emerging technologies companies.  From January 2004 through May 2005, Mr. Sobotko served as Vice President and Chief Financial Officer of Campusfood.com, a web-based network of restaurants for students and local communities.  From August 2000 to January 2004, Mr. Sobotko served as Executive Vice President, Finance at Arrowsight, Inc., a web-based application service provider where Mr. Sobotko has also served as a director since November 2001.

Corporate Governance

General

The Company is committed to establishing sound principles of corporate governance which promote honest, responsible and ethical business practices.  The Company’s Board of Directors and Nominating and Corporate Governance Committee actively review and evaluate the Company’s corporate governance practices.  This review includes comparing the Board’s current governance policies and practices with those suggested by corporate governance authorities as well as the practices of other public companies.  The Board has adopted those corporate governance policies and practices that its evaluation suggests are the most appropriate for the Company.

Audit Committee

The Audit Committee is comprised of Messrs. Lawrence G. Schafran and Talton R. Embry.  The Board of Directors has affirmatively determined that Messrs. Embry and Schafran are each independent in accordance with NASDAQ independence criteria and for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Board has determined that both Audit Committee members are able to read and understand financial statements and that at least one member has accounting or related financial management expertise in accordance with the applicable rules of NASDAQ.  The Board has also determined that Mr. Lawrence G. Schafran, who serves as the Audit Committee financial expert, has the accounting or related financial management expertise necessary for him to be considered a “financial expert” under SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors to file reports regarding ownership of the Company’s common stock with the SEC, and to furnish the Company with copies of all such reports.  Based on a review of these filings, the Company believes that since January 1, 2008, all such reports were timely filed, except that a Form 4 relating to a January 31, 2008 purchase of 106,000 shares of common stock of the Company by an affiliate of Mr. Eisen was not filed until February 6, 2008 due to a mechanical oversight.

Code of Ethics

The Company has adopted a Code of Ethics for its principal executive officer, senior financial officers, including the principal financial officer and the principal accounting officer, and persons performing similar functions for its subsidiaries.  If the Company makes any substantive amendment to the Code of Ethics or grants any waiver from a provision of the Code of Ethics for said executive officers, the Company will disclose the nature of such amendment or waiver in a filing on Form 8-K.  The Code of Ethics was filed as Exhibit 14.1 to the Company’s Form 10-K for the year ended December 31, 2004 filed with the SEC on April 15, 2005 and is incorporated by reference herein.  The Company will also provide a copy of such Code of Ethics to any person, without charge, upon written request made to the Company’s Secretary at the following address: National Patent Development Corporation, Attn: Secretary, 903 Murray Road, P.O. Box 1960, East Hanover, New Jersey 07936.

ITEM 11.              EXECUTIVE COMPENSATION

The Company has elected to use the Smaller Reporting Company rules recently issued by the SEC regarding the disclosure of executive compensation.  Under these rules, the Company provides a Summary Compensation Table covering 2008 and 2007 compensation for the individual who served as principal executive officer in 2008 and for two individuals who are the most highly-compensated executive officers other than the individual who served as principal executive officer, to whom we refer collectively as our “named executive officers”, an Outstanding Equity Awards at Year End Table and certain narrative disclosures.

The following tables and the narrative discussion include certain disclosures related to payments made by, and transactions with, Five Star Products for the period prior to August 28, 2008, which is the date upon which Five Star Products became a wholly-owned subsidiary of the Company pursuant to the Company’s acquisition of all of the outstanding shares of Five Star Products common stock (the “Five Star 100% Ownership Transaction”).

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of the Company’s named executive officers for the fiscal years ended December 31, 2008 and 2007.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (4)	Option Awards (4)	All Other Compensation (6)	Total
		($)	($)	($)	($)	($)	($)
Harvey P. Eisen, Chairman of the Board and Chief Executive Officer (Principal Executive	2008	100,000	0	0	645,833	0	745,833
Officer)	2007	58,077 (1)	0	0	538,194	2,504	598,775
John Belknap, Vice	2008	300,000 (2)	0	21,111 (5)	122,401	3,564 (7)	545,965
President	2007	300,000 (2)	325,560	105,556 (5)	132,601	3,564	867,281
Ira J. Sobotko, Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting	2008	200,000 (3)	0	0	46,143 (5)	4,177 (7)	242,119
Officer)	2007	138,424 (3)	50,000	0	24,229 (5)	42,745	246,822

(1)
For services rendered from and after June 1, 2007, the date upon which Mr. Eisen began his service as Chairman of the Board, President and Chief Executive Officer of the Company and thereupon became an employee of the Company.

(2)
Includes $155,000 for 2007 and $110,000 for 2008 that was reimbursed to the Company by Five Star Products prior to the date of the Five Star Products 100% Ownership Transaction.  See “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE – Services to Five Star Products.”

(3)
Includes (i) compensation for services rendered beginning on April 23, 2007, the date upon which Mr. Sobotko became an officer and employee of the Company, and (ii) $103,000 for 2007 and $73,333 for 2008 that was reimbursed to the Company by Five Star Products prior to the date of the Five Star Products 100% Ownership Transaction.  See “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE – Services to Five Star Products.”

(4)
The amounts in this column reflect the dollar amount recognized as expense for financial statement reporting purposes, calculated in accordance with FAS 123R.  A discussion of the assumptions used in calculating these values with respect to awards related to the Company’s common stock may be found in Note 14 to our audited financial statements in the Form 10-K for the fiscal year ended December 31, 2008 and with respect to awards related to Five Star Products common stock may be found in Note 8 to Five Star Products’ audited financial statements in the Form 10-K for its fiscal year ended December 31, 2007.

(5)
All amounts included for Mr. Belknap under “Stock Awards” relates to compensation expense incurred prior to the Five Star 100% Ownership Transaction in connection with Five Star Products restricted stock awards.  $8,576 of the amounts included for Mr. Sobotko for each of 2008 and 2007 under “Option Awards” relates to compensation expense incurred prior to the Five Star 100% Ownership Transaction in connection with Five Star Products stock option awards.

(6)
For Mr. Eisen, the amount reflected under “All Other Compensation” for 2007 is comprised of directors fees received in 2007 for service prior to his service as Chief Executive Officer and President of the Company, which was initiated on June 1, 2007.

For Mr. Belknap, the amount reflected under “All Other Compensation” is comprised of Group Term Life insurance premiums.

For Mr. Sobotko, the amount reflected under “All Other Compensation” is comprised of:

•	$41,917 paid to Mr. Sobotko for 2007 for consulting performed prior to the initiation of his service as an officer and employee of the Company in April 2007;

•	$828 for each of 2008 and 2007, respectively, for Group Term Life insurance premiums; and

•	$3,289 in 2008 for 401(K) Company matching contributions.

(7)
Does not include amounts received from Five Star Products for the relinquishment of certain stock rights in connection with the Five Star Products 100% Ownership Transaction.  See “Overview of Material Agreements with Our Named Executive Officers”.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning the holdings of unexercised and unvested options to purchase shares of common stock of the Company for each of the named executive officers at December 31, 2008.

Name	Number of Shares of Common Stock Underlying Unexercised Options which are Exercisable	Number of Shares of Common Stock Underlying Unexercised Options which are Unexercisable	Option Exercise Price Per Share of Common Stock	Option Expiration Date
	(#)	(#)	($)
Harvey P. Eisen	833,333 (1)	1,666,667 (1)	$2.45	February 28, 2017
John Belknap	266,666 (2)	133,334 (2)	$2.45	February 28, 2017
Ira J. Sobotko	33,333 (3)	66,667 (3)	$2.68	July 29, 2017

(1)	These options vested or will vest in approximately one-third increments on each of March 1, 2008, March 1, 2009 and March 1, 2010.

(2)	These options vested or will vest in approximately one-third increments on each of December 1, 2007, December 1, 2008 and December 1, 2009.

(3)	These options vested or will vest in approximately one-third increments on each of July 30, 2008, July 30, 2009 and July 30, 2010.

Overview of Material Agreements with Our Named Executive Officers

The following is a summary of the material terms of employment agreements pursuant to which compensation was paid to our named executive officers for their service with the Company or its subsidiaries.

Agreement with Harvey P. Eisen

On June 1, 2007, Mr. Eisen, who at such time served, and who continues to serve, as a director of the Company, commenced his service as Chairman of the Board, President and Chief Executive Officer of the Company.  Effective upon the commencement his service as Chairman of the Board, President and Chief Executive Officer of the Company, Mr. Eisen began receiving a salary from the Company of $100,000 per annum.

On March 1, 2007, in connection with its decision to appoint Mr. Eisen to the executive positions described above, the Company’s Board of Directors granted to Mr. Eisen options to purchase an aggregate of 2,500,000 shares of Company common stock, pursuant to the Company’s 2003 Incentive Stock Plan (the “2003 Plan”), at an exercise price equal to $2.45 per share, which was the average of the closing bid and asked prices of Company common stock on March 1, 2007.  The options vest in three equal annual installments, the first two of which vested on March 1, 2008 and 2009.  All unvested options would fully vest and become immediately exercisable upon an occurrence of a change in control of the Company (as defined in the option agreement).

Agreement with John C. Belknap

Mr. Belknap, who serves as a Vice President and director of the Company and as the Chief Executive Officer and President and a director of Five Star Products, receives a salary of $300,000 from the Company, $155,000 and $110,000 of which was reimbursed to the Company by Five Star Products in 2007 and 2008, respectively, based on the amount of time Mr. Belknap spends working for Five Star Products.  In addition, Mr. Belknap was granted options to purchase an aggregate of 400,000 shares of Company common stock pursuant to the 2003 Plan at an exercise price equal to $2.45 per share, which was the average of the closing bid and asked prices of Company common stock on March 1, 2007.  One third of the options vested on December 1, 2007, one third vested on December 1, 2008 and the remaining options vest on December 1, 2009.  All unvested options would fully vest and become immediately exercisable upon an occurrence of a change in control of the Company (as defined in the option agreement).

In addition, pursuant to a Restricted Stock Agreement, dated as of March 2, 2007, between Five Star Products and Mr. Belknap (the “Restricted Stock Agreement”), Mr. Belknap was granted 1,000,000 restricted shares of Five Star Products common stock.  333,000 of the restricted shares vested on March 31, 2008 upon the attainment by Five Star Products of adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in the Restricted Stock Agreement, of $5.0 million for the year ended December 31, 2007.  In connection with the Five Star Products 100% Ownership Transaction, Mr. Belknap agreed to relinquish all of his rights to receive shares of common stock of Five Star Products under the Restricted Stock Agreement in consideration of a payment of $120,000 from Five Star Products.

Agreement with Ira J. Sobotko

Pursuant to the terms and conditions of the Stock Option Agreement, dated July 30, 2007, between the Company and Mr. Sobotko (the “Sobotko NPDC Stock Option Agreement”), Mr. Sobotko, who serves as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company and as Senior Vice President, Finance, Secretary and Treasurer of Five Star Products, was granted options to purchase 100,000 shares of Company common stock under the 2003 Plan at an exercise price equal to $2.68 per share, the average of the closing bid and asked prices of the Company common stock on July 30, 2007 under the Company’s 2003 Incentive Stock Plan.  Contingent upon Mr. Sobotko’s continued employment with the Company:

•	Options to purchase 33,333 shares of Company common stock are presently vested and exercisable;

•	Options to purchase 33,333 shares of Company common stock will vest and become exercisable on July 30, 2009; and

•	Options to purchase 33,334 shares of Company common stock will vest and become exercisable on July 30, 2010.

All unvested options would fully vest and become immediately exercisable upon an occurrence of a change in control of the Company (as defined in the Sobotko NPDC Stock Option Agreement).

In addition, pursuant to the terms and conditions of the Stock Option Agreement, dated July 17, 2007, between Five Star Products and Mr. Sobotko (the “Sobotko Five Star Stock Option Agreement”), Mr. Sobotko was granted options to purchase 125,000 shares of Five Star Products common stock at an exercise price equal to $0.78 per share, the average of the closing bid and asked prices of Five Star Products common stock on July 17, 2007, under Five Star Products’ 2007 Incentive Stock Plan.  Options to purchase 41,625 shares of Five Star common stock vested on March 31, 2008 based upon the attainment by Five Star Products of adjusted EBITDA (as defined in the Sobotko Five Star Stock Option Agreement) of $5.0 million for the year ending December 31, 2007.  In connection with the Five Star Products 100% Ownership Transaction, Mr. Sobotko agreed to relinquish all of his rights to receive common stock of Five Star Products under the Sobotko Five Star Option Agreement in consideration of a payment of $4,375 from Five Star Products.

Termination of Employment and Change in Control Arrangements

Potential Payments upon Termination or Change in Control

See the descriptions of the agreement with the named executive officers above for information with respect to the early vesting of stock option and restricted stock awards upon a change in control.

DIRECTOR COMPENSATION

The table below summarizes the total compensation paid to or earned by each director of the Company (who is not also a named executive officer) for the fiscal year ended December 31, 2008.

2008 Director Compensation (1)

Name	Fees Earned or Paid in Cash	Option Awards (3)	Total
	($)	($)	($)
Talton R. Embry	22,500 (2)	30,600	53,100
Lawrence G. Schafran	14,000 (2)	30,600	44,600
Scott N. Greenberg	13,000	30,600	43,600
______________
(1)
Does not include compensation paid to Mr. S. Leslie Flegel, a former director of the Company, for his service as Chairman of Five Star Products.  Mr. Flegel served as a director of the Company and as Chairman of Five Star Products until his resignation from both positions in March 2008.  Although Mr. Flegel served as Chairman of Five Star Products until March 2008, he did not serve as an officer or employee of the Company and did not receive any additional compensation for services provided as a director of the Company.  See “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE – Agreement with Former Director S. Leslie Flegel”.

(2)
Mr. Embry elected to receive 3,845 shares of Company common stock in lieu of $9,000 of his annual director’s fee and Mr. Schafran elected to receive 7,903 shares of Company common stock in lieu of $18,500 of his annual director’s fee.

(3)
The amounts in this column reflect the dollar amount recognized in fiscal 2008 for financial statement reporting purposes, calculated in accordance with FAS 123R.  A discussion of the assumptions used in calculating these values may be found in Note 14 to our audited financial statements in the Form 10-K for the fiscal year ended December 31, 2008.  At December 31, 2008, each of Messrs. Embry, Greenberg and Schafran had 66,667 unvested options.

Director Compensation

Directors who are not employees of the Company or its subsidiaries are entitled to receive:

•	an annual fee of $5,000 paid in quarterly installments of $1,250, and such directors may elect to receive all or a portion of their annual fee in Company common stock;

•
$1,500 in cash for each meeting of the Board of Directors and for each Board Committee meeting which they attend in person and $500 for each Board or Board Committee meeting attended by means of conference telephone connection; except that $1,500 shall be paid for each meeting of the Audit Committee, whether attended in person or by telephone; and

•
an annual fee for the Chairman of each of the Board Committees of $7,500, paid in quarterly installments of $1,875, and each such Chairman may elect to receive all or 50% of such annual fee in Company common stock.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders

The following table sets forth the number of shares of common stock beneficially owned as of April 10, 2009 by each person who is known by the Company to own beneficially more than five percent of the Company’s outstanding common stock other than executive officers or directors of the Company, whose beneficial ownership is reflected in the Security Ownership of Directors and Executive Officers table below.  There were 17,551,568 shares of Company common stock outstanding on April 10, 2009.

Security Ownership of Principal Stockholders

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Bedford Oak Advisors, LLC 100 South Bedford Road Mt. Kisco, NY 10549	3,666,253 (1)	20.89%
GAMCO Investors, Inc. One Corporate Center Rye, NY 10580	2,062,483 (2)	11.75%
Goldman Capital Management, Inc. 320 Park Avenue New York, NY 10022	1,650,900 (3)	9.40%
Frost Gamma Investments Trust 4400 Biscayne Blvd. Miami, FL 33137	1,601,000 (4)	9.12%
Carl E. Warden 1516 Country Club Drive Los Altos, CA 94024	922,173 (5)	5.25%
______________

(1)
Based on a Schedule 13D/A filed jointly by Bedford Oak Advisors, LLC (“Bedford Oak”), Bedford Oak Capital, L.P. (“Capital”), Bedford Oak Acorn, L.P. (“Acorn”) and Mr. Eisen with the SEC on October 9, 2008.  Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn and certain other private investment partnerships.  Does not include options to purchase 1,666,666 shares of Company common stock exercisable by Mr. Eisen within 60 days of April 10, 2009.  See Security Ownership of Directors and Executive Officers table below.

(2)
Based on a Schedule 13D/A filed jointly by Gabelli Funds, LLC, GGCP, Inc., GAMCO Investors, Inc., GAMCO Asset Management, Inc., MJG Associates, Inc., Teton Advisors and Mario J. Gabelli with the SEC on March 17, 2009.

(3)	Based on a Schedule 13G filed by Goldman Capital Management Inc. with the SEC on March 27, 2006.

(4)	Based on a Schedule 13G filed by Frost Gamma Investments Trust with the SEC on February 12, 2009.

(5)
Based on a Schedule 13G filed by Carl Warden with the SEC on May 21, 2007.  Includes 43,500 shares of Company common stock held by the Carl and Vicki Warden Family Foundation, of which Mr. Warden is the trustee.  Mr. Warden disclaims beneficial ownership of the 43,500 shares of Company common stock held by the Carl and Vicki Warden Family Foundation.

Security Ownership of Directors and Executive Officers

 The following table sets forth the beneficial ownership of the Company’s outstanding common stock as of April 10, 2009 by each person who is a director or named executive officer of the Company, naming each such person, and all persons who are currently directors and executive officers of the Company, as a group.

Security Ownership of Directors and Executive Officers

Name	Amount and Nature of Beneficial Ownership		Percent of Class
Harvey P. Eisen	5,332,919	(1)	30.38%
John C. Belknap	266,666	(2)	*
Scott N. Greenberg	92,101	(3) (4)	*
Talton R. Embry	81,086	(4)	*
Lawrence G. Schafran	83,942	(4)	*
Ira J. Sobotko	33,958		*
Directors and executive officers as a group (6 persons) (5)	5,890,672		33.56%
______________

* The number of shares owned is less than one percent of the outstanding shares.

(1)
Includes 3,658,400 shares of Company common stock beneficially owned by Bedford Oak, Capital and Acorn.  Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn.  See footnote 1 to Principal Stockholders table above.  Also includes 7,853 shares of Company common stock owned by Mr. Eisen individually and 1,666,666 shares of Company common stock issuable upon the exercise of options that are exercisable by Mr. Eisen within 60 days of April 10, 2009.

(2)	All shares of Company common stock are issuable upon the exercise of options exercisable within 60 days of April 10, 2009.

(3)
Includes 4,000 shares of Company common stock held by members of Mr. Greenberg’s family, and 5,867 shares of Company common stock allocated to Mr. Greenberg’s account pursuant to the provisions of the GP Strategies Retirement Savings Plan.  Mr. Greenberg disclaims beneficial ownership of the 4,000 shares of Company common stock held by members of his family.  Mr. Greenberg ceased serving as the Company’s Chief Financial Officer effective July 31, 2007.

(4)	Includes 66,666 shares of Company common stock issuable to each of Messrs. Embry, Greenberg and Schafran upon the exercise of options, all of which are currently exercisable.

(5)
Includes Messrs. Eisen, Greenberg, Embry and Schafran, each of whom is a current director of the Company, Mr. Belknap, who is currently a director and a named executive offer of the Company, and Mr. Sobotko, who is currently a named executive officer of the Company.

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

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Warrants to Purchase Company Common Stock

On August 8, 2003, pursuant to a Note and Warrant Purchase Agreement, GP Strategies issued and sold to Gabelli Asset Management, Inc. (“Gabelli”) $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the “Notes”) and 937,500 warrants, each entitling the holder thereof to purchase (subject to adjustment) one share of GP Strategies’ common stock.    Until GP Strategies paid the Notes in full in 2008, the Notes were secured by a mortgage on certain property of the Company located in Pawling, New York which was, at the time the Note was issued, owned by GP Strategies.  While the Company was at risk of foreclosure on this property (for which it had received an indemnification from GP Strategies), the full payment of the Notes during 2008 terminated any such risk.

Pursuant to the Note and Warrant Purchase Agreement, on completion of a transaction pursuant to which GP Strategies distributed the stock of the Company to its stockholders (the “Spin-Off”), the Company issued warrants (“National Patent Development Warrants”) to Gabelli entitling them to purchase, in the aggregate, 1,423,887 shares of the Company’s common stock for $3.57 per share.  On August 11, 2008, Gabelli and the Company amended the National Patent Development Warrants to extend the expiration date from August 14, 2008 to August 15, 2008 and reduce the exercise price from $3.57 to $2.50 per share, upon which Gabelli exercised the National Patent Development Warrants in full.

Loan to Five Star Products

On September 30, 1998, Five Star Products’ wholly-owned subsidiary, Five Star Group, issued an unsecured note (the “JL Note”) payable to a wholly-owned subsidiary of the Company following the Spin-Off.  The Note was extended on June 30, 2005, July 28, 2006 and March 2, 2007.  Pursuant to the last such extension, (i) the maturity date became June 30, 2009, (ii) a conversion feature was added such that the holder of the Extended Note, at its option, had the right to convert the principal of the Extended Note, and any accrued interest, into shares of Five Star Products’ common stock at a fixed conversion price of $0.40 per share, and (iii) the right of  Five Star Products’ to prepay the Extended Note prior to maturity was extinguished. In July 2008, the JL Note was converted into shares of common stock of Five Star Products thereby extinguishing any further rights to receive principal or interest under the JL Note.

Services to Five Star Products

Since 2004, the Company has provided legal, tax, public and investor relations, insurance and employee benefit administration services to Five Star Products pursuant to a management services agreement. The management services agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of any renewal thereof.  The Company and Five Star Products agree annually, in writing, to a management fee and adjust such figure during the year if necessary.  The management services agreement was renewed for 2008 and, prior to the date of the Five Star Products 100% Ownership Transaction, Five Star Products paid the Company a general fee of $40,000 per month plus $19,188 and $11,454 per month for the services of Messrs. Belknap and Sobotko, respectively.

Fees incurred under the management services agreement totaled $320,000 and $527,000 for the years ended December 31, 2008 (prior to the date of the Five Star Products 100% Ownership Transaction) and 2007, respectively.  The largest aggregate amount of principal outstanding and due during the above period in fiscal 2008 was $132,000, all of which has been paid by Five Star Products.  At the date of the Five Star Products 100% Ownership Transaction and December 31, 2007, the amounts due to the Company under the management services agreement were $76,000 and $108,000, respectively.

In addition, the Company incurred certain expenses on behalf of Five Star Products, primarily involving insurance, legal and other professional expenses.  Five Star Products reimbursed the Company for such expenses, which amounted to approximately $228,000 for the portion of 2008 prior to the date of the Five Star Products 100% Ownership Transaction.

Management Agreement with GP Strategies

Concurrently with its spin-off from GP Strategies, the Company and GP Strategies entered into a management agreement under which certain of the Company’s executive officers who were also executive officers of GP Strategies were paid by GP Strategies subject to reimbursement by the Company (the “GP Strategies Management Agreement”).  The GP Strategies Management Agreement terminated on November 24, 2007.

Services under the GP Strategies Management Agreement related to corporate federal and state income taxes, corporate legal services, corporate secretarial administrative support, and executive management consulting. For the year ended December 31, 2007, the Company paid GP Strategies a fee under the GP Strategies Management Agreement of $335,000, which included includes approximately 80% of the cost of the compensation and benefits required to be provided by GP Strategies to Jerome Feldman, who served as the Company’s Chief Executive Officer until May 31, 2007.

Scott N. Greenberg, a director of the Company, serves as the Chief Executive Officer and a director of GP Strategies.  Harvey P. Eisen, the Chairman and Chief Executive Officer of the Company, also serves as the non-executive Chairman of the Board of GP Strategies.

Loan From Bedford Oak

On November 12, 2004, the Company entered into an agreement (the “Bedford Agreement”) to borrow approximately $1,060,000 from Bedford Oak Partners, L.P., a greater than five percent stockholder, which is controlled by Mr. Eisen, the Company’s current Chairman of the Board and Chief Executive Officer, and approximately $530,000 from a former Chairman of the Board and Chief Executive Officer (who has not held any positions with the Company since 2007) , to exercise the Company’s option to purchase 2,068,966 shares of Series B Convertible Preferred Shares of Valera, for an aggregate price of $1,590,000.  The loans bore interest at six percent per annum, matured on October 31, 2009, and were secured by all shares of Valera owned by the Company, including the purchased shares.  The Bedford Agreement also provided certain contingent payments to the lending parties upon the sale of the Valera stock.

On January 20, 2005, all the principal and interest under the loans were repaid, including interest of $10,217 and $5,682 for Bedford Oak Partners and the former chairman, respectively.  Effective April 18, 2007, all of the outstanding common stock of Valera was acquired by Indevus Pharmaceuticals, Inc. (“Indevus” and the “Indevus Transaction”).  At the effective date of the Indevus Transaction each share of Valera common stock outstanding immediately prior to the effective time was exchanged for 1.1337 shares of Indevus common stock and certain contingent rights to receive additional Indevus common stock based upon the receipt by Indevus of FDA approval for three products under development by Valera at the time of the Indevus Transaction (the “Contingent Stock Rights”).

From June 25, 2007 through and including September 12, 2007, the Company sold, in a series of brokers’ transactions, all of its 2,639,482 shares of Indevus common stock received at the time of the Indevus Transaction and shares which the Company received in 2007 as a result of Indevus receiving FDA approval of one of the products subject to the Contract Stock Rights in open market transactions for an aggregate of approximately $17,598,000, net of commissions and brokerage fees.  Pursuant to the Bedford Agreement, Bedford Oak Partners and the former Chairman received an aggregate of approximately $922,000 of the proceeds of these sales.

On March 23, 2009, pursuant to a Merger and Reorganization Agreement, Indevus became a wholly-owned subsidiary of Endo Pharmaceutical Holdings, Inc. (“Endo”) and, in connection with that transaction the Contingent Stock Rights for the two remaining products awaiting FDA approval were converted into a right to receive cash to the extent Endo receives FDA approval for these products prior to specified dates in 2012.  If FDA approval is received, the Company will receive between $2,685,000 and $2,347,000 (depending on the terms contained in the FDA approval) for one of the products and between $4,028,000 and $3,491,000 (depending on the terms contained in the FDA approval) for the second product.  Under the Bedford Agreement, Bedford Oak Partners and the former Chairman would receive between $262,000 and $227,000 of the amount received by the Company with respect to the first product and between $393,000 and $341,000 of the Company’s payment received for the second product.

Agreement with Former Director S. Leslie Flegel

On March 2, 2007, in connection with his appointment as Chairman of Five Star Products, Mr. Flegel entered into a three-year agreement with Five Star Products ending on March 1, 2010 (the “Flegel Agreement”).  Under the Flegel Agreement, Mr. Flegel received a fee of an aggregate of $83,333 for the year ended December 31, 2007 and was reimbursed (i) $35,483 for 2007 and $3,570 for 2008 for travel expenses incurred in connection with his performance of services to Five Star Products and (ii) $20,833 for each of 2007 and 2008 for the cost of maintaining an office.  In addition, pursuant to the Flegel Agreement, Mr. Flegel was issued 2,000,000 shares of Five Star Products common stock, all of which were fully vested upon issuance and not subject to forfeiture.

Also on March 2, 2007, Mr. Flegel became a director of the Company and entered into an agreement with the Company pursuant to which he purchased from the Company 200,000 shares of its common stock at a price of $2.40 per share, or $480,000 in the aggregate.  This agreement provided Mr. Flegel with the right to exchange any or all of the 200,000 shares of Company common stock into Five Star Products common stock held by the Company at the rate of six shares of Five Star Products common stock for each share of Company common stock.

On March 25, 2008, Mr. Flegel, the Company and Five Star Products entered into an Agreement and Release under which (1) Mr. Flegel resigned as an officer and director of Five Star Products and as a director of the Company and his right to all future payments under the Flegel Agreement was terminated; (2) the Company purchased 1,698,336 shares of common stock of Five Star Products from Mr. Flegel and 301,664 shares of common stock of Five Star Products from his family for $0.60 per share; (3) the Company repurchased the 200,000 shares of common stock of the Company for $3.60 per share (which equates to $0.60 per share of common stock of Five Star Products had Mr. Flegel exercised his right to convert these shares of the Company’s common stock into shares of the common stock of Five Star Products); (4) Mr. Flegel, on one hand, and the Company and Five Star Products, on the other hand, gave each other full releases from any further claims or causes of action; and (5) Mr. Flegel has agreed not to compete with the Company or Five Star Products or solicit its employees for a period of one year.

See the narrative disclosure following the Summary compensation table and the Outstanding equity awards at fiscal year-end table in “Item 11. Executive Compensation” for summaries of the compensation arrangements and agreements in which the Company and its executive officers and directors are participants.

 ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees billed for services rendered for 2008 and 2007 by Eisner LLP were as follows:

		2008	2007

Audit Fees (1) (2)		$317,000	$183,000
Audit-Related Fees	$		$0
Tax Fees	$		$0
All Other Fees (2)		$99,000	$0

Total		$416,000	$183,000
_______________

(1)
Audit fees consisted principally of fees for the audit of the annual financial statements and reviews of the condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and review of registration statements.

(2)	Includes $39,000 in Audit Fees and $66,000 in All Other Fees related to Five Star Products prior to the Five Star 100% Ownership Transaction.

Policy on Pre-Approval of Services Provided by Independent Auditor

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Eisner LLP are subject to specific pre-approval policies.  In 2009, all audit services to be performed by Eisner LLP require pre-approval by the Board in accordance with pre-approval policies established by the Board.  The procedures require all proposed engagements of Eisner LLP for services of any kind be directed to the Board prior to the beginning of any service.

All services provided by the independent registered public accounting firm for 2008 were approved in advance by the Board of Directors.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See accompanying Index to Exhibits .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PATENT DEVELOPMENT CORPORATION

Date: April 30, 2009	By:	/s/ IRA J. SOBOTKO
		Name:	Ira J. Sobotko
		Title:	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number		Description

31.1	*	Certification of Principal Executive Officer
31.2	*	Certification of Principal Financial Officer

*	Filed herewith