Form 10-Q
period 2009-03-31
NATIONAL PATENT DEVELOPMENT CORP
filed 2009-05-15
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-50587

NATIONAL PATENT DEVELOPMENT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4005439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 East 40th Street, PO Box 1960, East Hanover, NJ	07936
(Address of principal executive offices)	(Zip code)

(973) 428-4600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of May 10, 2009, there were 17,551,568 shares of the registrant’s common stock, $0.01 par value, outstanding.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008

Sales	$25,130	$31,469
Cost of sales	21,140	26,293
Gross margin	3,990	5,176

Selling, general and administrative expenses	(4,385)	(5,384)
Charge related to resignation of Chairman of Five Star		(1,096)

Operating loss	(395)	(1,304)

Interest expense	(330)	(302)
Investment and other income, net	13	94

Loss from continuing operations before income taxes	(712)	(1,512)

Income tax expense	(4)	(14)

Loss from continuing operations	(716)	(1,526)

Income from discontinued operations		136

Consolidated net loss	(716)	(1,390)

Less: Net loss attributable to noncontrolling interest		13

Net loss attributable to National Patent Development Corporation	$(716)	$(1,377)

Basic and diluted income / (loss) per share attributable to National Patent Development Corporation:
Continuing operations	$(0.04)	$(0.09)
Discontinued operations		0.01
Net loss	$(0.04)	$(0.08)

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2009	2008

Net loss	$(716)	$(1,390)

Other comprehensive (loss) gain, before tax:
Net unrealized loss on available-for-sale-securities		(66)
Net unrealized (loss) gain on interest rate swap	7	(98)

Comprehensive loss before tax	(709)	(1,554)

Income tax benefit (expense) related to items of other comprehensive income	(3)	39

Comprehensive loss	$(712)	$(1,515)

Less comprehensive loss attributable to noncontrolling interest		34

Comprehensive loss attributable to National Patent Development Corporation	$(712)	$(1,481)

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$12,612	$13,089
Accounts and other receivables, less allowance for doubtful accounts of $383 and $420	15,278	9,814
Inventories (finished goods)	24,740	23,045
Deferred tax asset	121	132
Prepaid expenses and other current assets	1,315	1,334
Total current assets	54,066	47,414
Property, plant and equipment, net	826	912
Intangible assets, net	567	599
Deferred tax asset	1,541	1,537
Other assets	3,209	3,209
Total assets	$60,209	$53,671

Liabilities and stockholders’ equity
Current liabilities
Short term borrowings	$19,770	$18,375
Accounts payable and accrued expenses	13,861	8,236
Total current liabilities	33,631	26,611
Liability related to interest rate swap	1,104	1,111

Stockholders’ equity
Common stock	181	181
Additional paid-in capital	28,879	28,642
Deficit	(1,565)	(849)
Treasury stock, at cost	(1,358)	(1,358)
Accumulated other comprehensive loss	(663)	(667)
Total stockholders’ equity	25,474	25,949
Total liabilities and stockholders’ equity	$60,209	$53,671

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operations:
Net loss	$(716)	$(1,390)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	126	179
Expenses paid in common stock	8	15
Deferred income taxes	4	(190)
Stock based compensation expense	229	985
Changes in other operating items:
Accounts and other receivables	(5,464)	(7,995)
Inventory	(1,695)	(6,086)
Prepaid expenses an other current assets	19	316
Accounts payable and accrued expenses	5,625	5,384
Net cash used in operations	(1,864)	(8,782)

Cash flows from investing activities:
Additions to property, plant and equipment, net	(8)	(167)
Acquisition of additional interest in Five Star		(1,523)
Net cash used in investing activities	(8)	(1,690)

Cash flows from financing activities:
Purchases of treasury stock		(729)
Settlement of option		(240)
Proceeds from short-term borrowings	1,395	8,173
Repayment of long-term debt		(64)
Net cash provided by financing activities	1,395	7,140

Net decrease in cash and cash equivalents	(477)	(3,332)
Cash and cash equivalents at beginning of period	13,089	15,698
Cash and cash equivalents at end of period	$12,612	$12,366

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2009
(Unaudited)
(in thousands, except shares)

	Common Stock		Additional paid-in	Retained	Treasury stock, at	Accumulated other comprehensive income	Total Stock- holders’
	Shares	Amount	capital	earnings	cost	(loss)	equity
Balance at December 31, 2008	18,105,148	$181	$28,642	$(849)	$(1,358)	$(667)	$25,949
Net unrealized gain on interest rate swap, net of tax of $3						4	4
Net loss				(716)			(716)
Stock based compensation expense			229				229
Issuance of common stock to directors	5,289		8				8
Balance at March 31, 2009	18,110,437	$181	$28,879	$(1,565)	$(1,358)	$(663)	$25,474

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

1.           Basis of presentation and description of business

Basis of presentation

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2009 and the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2009 and 2008 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The Condensed Consolidated Balance Sheet as of December 31, 2008 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2009 interim period are not necessarily indicative of results to be expected for the entire year.

Description of business

National Patent Development Corporation (the “Company”), through its wholly-owned subsidiary, Five Star Products, Inc. (“Five Star”), is engaged in the wholesale distribution of home decorating, hardware and finishing products, which represents the only operating segment of the Company. Five Star serves independent retail dealers in 12 states in the Northeast. Products distributed include paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products.

On June 19, 2008, the Company sold substantially all the operating assets of its optical plastics molding and precision coating operating segment, MXL Industries, Inc. (“MXL”) (see Note 4).  The results of operations for MXL have been accounted for as a discontinued operation in 2008.

On August 28, 2008, Five Star became a wholly-owned subsidiary of the Company upon the consummation of a tender offer and a merger between Five Star and a newly formed, wholly-owned subsidiary of the Company, with Five Star continuing as the surviving corporation (see Note 3).

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measurement of fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants will use when pricing an asset or liability and establishes a fair value hierarchy of three levels that  prioritize the information used to develop those assumptions. The Company adopted SFAS No. 157 effective January 1, 2008 with respect to financial assets and financial liabilities and January 1, 2009 with respect to nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 and FSP 157-2 did not have a material effect on the Company’s consolidated financial statements.

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

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R), replaces SFAS No. 141, “Business Combinations”, and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Adoption of SFAS No. 141(R), effective January 1, 2009, did not have any effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin (“ARB”) No. 51” (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively for all periods presented. As a result of adoption of SFAS 160 effective January 1, 2009 the Company has retrospectively adjusted its financial statements for the three months ended March 31, 2008 to include net loss and comprehensive net loss attributable to noncontrolling interest (previously referred to as minority interest) in consolidated loss and consolidated comprehensive loss, respectively.

Following is a reconciliation of total equity, equity attributable to the Company and equity attributable to noncontrolling interest for the three months ended March 31, 2008:

		Attributable to
	Total Equity	Company	Noncontrolling interest

Beginning balance	$28,977	$26,075	$2,902

Net loss	(1,390)	(1,377)	(13)
Other comprehensive loss	(125)	(91)	(34)
Acquisition of additional interest in Five Star	(1,212)	(13)	(1,199)
Equity based compensation	250	229	21
Other equity transactions, with no effect on noncontrolling interest	(461)	(461)

Ending balance	$26,039	$24,362	$1,677

In March 2008, the FASB issued SFAS No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161, effective January 1, 2009.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

Use of estimates. The preparation of financial statements in conformity with  accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments, and accounts receivable from customers. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution.

Derivates and hedging activities. In the normal course of business, the Company enters into derivative instruments in order to manage exposure from fluctuation in interest rates. The interest rate swap entered into by Five Star in connection with its loan agreement (see Note 8) is being accounted for under SFAS No. 133, as amended, “Accounting for Derivate Instruments and Hedging Activities.” SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivate is a cash flow hedge, changes in fair value of derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Change in the fair value of the effective portion of interest rate swap, which has been designated as a cash flow hedge are recognized in other comprehensive income (“OCI”) and reclassified into earnings as an adjustment of interest expense in the same period during which the hedged transaction effects earnings.

The interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk by converting $20,000,000 of the Company’s floating-rate debt to a fixed rate basis through June 30, 2011, thus reducing the impact of interest-rate changes on future interest expenses.

During the three months ended March 31, 2009, $151,000 of loss was recognized in OCI and $158,000 of loss was reclassified from accumulated OCI into operations as an increase to interest expenses.

Under the loan agreement the bank has the option to reduce amounts available to the Company as a result of the Liability related to the interest rate swap (see Note 8).

3.           Acquisition of noncontrolling interest in Five Star

On June 26, 2008, the Company, Five Star and NPDV Acquisition Corp., a newly-formed wholly-owned subsidiary of the Company (“NPDV”), entered into a Tender Offer and Merger Agreement (the “Tender Offer Agreement”).  Pursuant to the Tender Offer Agreement, on July 24, 2008, NPDV commenced a tender offer to acquire all the outstanding shares of Five Star common stock not held by the Company or NPDV at a purchase price of $0.40 per share, net to the seller in cash, without interest thereon and less any required withholding taxes (the “Tender Offer”).

Prior to the commencement of the Tender Offer, in accordance with the Tender Offer Agreement, (i) the Company transferred to NPDV: (A) all of the shares of Five Star common stock held by the Company (representing an approximately 75% interest) and (B) a convertible note issued by Five Star’s wholly-owned subsidiary, and (ii) NPDV converted such note into an aggregate of 7,000,000 shares of Five Star common stock, increasing the Company’s indirect ownership interest in Five Star to 82.3%.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

The Tender Offer expired on August 26, 2008, and on August 28, 2008, NPDV merged with and into Five Star (the “NPDV-Five Star Merger”) with Five Star continuing as the surviving corporation, wholly-owned by the Company.  The Company paid approximately $1,028,000 for the tendered shares, $661,000 for the remaining outstanding shares pursuant to the merger and incurred expenses related to the NPDV-Five Star Merger of approximately $642,000.  The total purchase price for the 17.7% minority interest was $2,331,000. The excess ($642,000) of purchase price over the book value of the minority interest has been recorded as customer lists. This intangible asset is being amortized over a five-year period.  Amortization expense for the three months ended March 31, 2009 was approximately $33,000.

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

For the three months ended March 31, 2008, the results for MXL Industries have been accounted for as a discontinued operation. MXL’s sales were $2,339,000 for such period.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)
5.           Per share data

Loss per share for the three months ended March 31, 2009 and 2008 attributable to the Company is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Basic and Diluted EPS

Loss from continuing operations, reduced in June 2008 by amount applicable to noncontrolling interest	$(716)	$(1,513)
Income from discontinued operation		136
Net loss	$(716)	$(1,377)

Weighted average shares outstanding	17,545	16,461

Per share:
Continuing operations	$(0.04)	$(0.09)
Discontinued operations		0.01
Net loss	$(0.04)	$(0.08)

The following were not included in the diluted computation, as their effect would be anti-dilutive:

	March 31, 2009	March 31, 2008
Options	3,350,000	3,350,000
Warrants	*	1,423,886
Five Star’s convertible note	**	2,800,000
Five Star’s options	***	975,000

*        1,423,886 warrants were exercised in August 2008 (see Note 11(b))
**      $2,800,000 convertible note was converted in July 2008 (see Note 3)
***    975,000 options were terminated in July 2008 (see Note 3)

6.           Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased. At March 31, 2009, the Company had repurchased 1,791,321 shares of its common stock for $4,092,000 and, a total of 2,208,679 shares remained available for repurchase.  There were no common stock repurchases made by or on behalf of the Company during the quarter ended March 31, 2009.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

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

Information with respect to the Company’s outstanding stock options at January 1, 2009 and at March 31, 2009 is presented below. No stock options were granted under the Company’s incentive stock plans in the three months ended March 31, 2009 or March 31, 2008.

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2009	3,350,000	$2.49	7.9	$0	*
Options outstanding at March 31, 2009	3,350,000	$2.49	7.6	$0	*
Options exercisable at March 31, 2009	2,183,000	$2.45	7.6	$0	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Compensation expense related to option grants amounted to $229,000 for each of the quarters ended March, 2009 and 2008. As of March 31, 2009, there was $833,000 of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately one year.

As a result of the NPDV-Five Star Merger (see Note 3), all vested and unvested options to purchase shares of Five Star common stock and unvested shares of Five Star restricted stock granted under Five Star’s then-existing incentive stock plan were cancelled and an aggregate cash payment of $182,000 was paid to holders in exchange for the termination of such options and shares promptly following the completion of the NPDV-Five Star Merger.  In the quarter ended March 31, 2008, Five Star recognized compensation expense related to the terminated options and restricted stock of $100,000.

8.           Short-term borrowings

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

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

Loans made to Five Star under the Revolving Credit Facility bear interest at a per annum rate based on the Base Rate of Bank of America, as defined, plus 2.25%, as modified, or at a per annum rate based on LIBOR plus 325 basis points, as modified, at Five Star’s election.  The LIBOR and Base Rate margins are subject to adjustment based on certain performance benchmarks. At March 31, 2009 and December 31, 2008, $19,770,000 and $18,375,000 was outstanding under the Loan Agreement and approximately $6,905,000 and $3,667,000 was available to be borrowed, respectively.  Substantially all of Five Star’s assets are pledged as collateral for these borrowings.  The amount available at March 31, 2009 reflects a $456,000 reduction in availability as a result of the Liability for the interest rate swap (see Note 2).

In connection with the Amended Loan Agreement, Five Star also entered into an interest rate swap with Bank of America which has been designated as a cash flow hedge.  Effective June 30, 2008 through June 30, 2011, Five Star will pay a fixed interest rate of 3.62% to Bank of America on notional principal of $20,000,000.  In return, Bank of America will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount.  The credit spread under the Amended Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.62%.  The fair value of the interest rate swap amounted to a liability of $1,104,000 at March 31, 2009 and a liability of $1,111,000 at December 31, 2008. Changes in the fair value of the interest rate swap were recognized in other comprehensive income.

Under the Loan Agreement, Five Star is subject to covenants, as amended, requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios.    The Company anticipates being in violation of its original fixed charge coverage ratio during 2009, and therefore Bank of America has amended the quarterly ratios through the quarter ended March 31, 2010. As of March 31, 2009, Five Star was in compliance with these amended covenants. There is no assurance that Five Star can comply with these covenants in future quarters.

9.           Investment in Valera Pharmaceuticals, Inc. (“Valera”)

Indevus Pharmaceuticals, Inc. (“Indevus”) was a biopharmaceutical company that engages in the acquisition, development, and commercialization of products to treat urological, gynecological, and men’s health conditions.

Effective April 18, 2007 (the “Indevus Effective Time”), all of the outstanding common stock of Valera Pharmaceuticals, Inc. (“Valera”), a Delaware corporation in which the Company had owned 2,070,670 shares of common stock at such time, was acquired by Indevus pursuant to the terms and conditions of an Agreement and Plan of Merger, dated as of December 11, 2006 (the “Valera Merger Agreement”). As a result, the 2,070,670 shares of Valera common stock held by the Company at the Indevus Effective Time were converted into an aggregate of 2,347,518 shares of Indevus common stock at such time, which were sold in 2007.

Following the Indevus Effective Time and prior to March 23, 2009, the Company was entitled to two additional contingent tranches of shares of Indevus common stock, to the extent certain milestones with respect to specific product candidates, namely FDA approval of certain drug applications (collectively, the “Drug Applications”), were achieved (the “Contingent Rights”). If each of the contingent milestones were to have been achieved, the Company would have received up to $5,176,675 worth of Indevus common stock on the date the milestone was met, at which date additional gain would have been recognized.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

On March 23, 2009, Indevus filed a Current Report on Form 8-K with the SEC announcing the completion of an Agreement and Plan of Merger (the “Endo Merger Agreement”) with Endo Pharmaceuticals Holdings Inc., a Delaware corporation (“Endo”) and BTB Purchaser Inc., a Delaware corporation and wholly-owned subsidiary of Endo, pursuant to which Endo acquired all of the issued and outstanding shares of the common stock, par value $0.001 per share, of Indevus.  As a part of the merger transaction, the Contingent Rights were converted into the right to receive a cash payment contingent upon FDA approval of the Drug Applications.  As a result of the consummation of the Endo Merger Agreement, the Company has a contingent right to receive from Endo the following cash payments: (i) upon FDA approval of the uteral stent drug application (the “Uteral Stent”) on or before specified dates in 2012, of between $2,685,000 and $2,327,000, depending upon the terms contained in the FDA approval and (ii) upon FDA approval of the VP003 (Octreotide implant) drug application (“VP003”) on or before specified dates in 2012, of between $4,028,000 and $3,491,000, depending upon the terms contained in the FDA approval.  See Note 10(a).

10.         Related party transactions

(a)
On November 12, 2004, the Company entered into an agreement to borrow approximately $1,022,000 from Bedford Oak Partners, which is controlled by Harvey P. Eisen, Chairman, Chief Executive Officer and a director of the Company, and approximately $568,000 from Jerome I. Feldman, who was at the time Chairman and Chief Executive Officer of the Company, which was utilized to exercise an option held by the Company to purchase Series B Convertible Preferred shares of Valera.  The loans bore interest at 6% per annum, had a maturity date on October 31, 2009, and were secured by all shares of Valera owned by the Company, including the purchased shares.     On January 11, 2005, the Company prepaid the loans and all accrued interest in full. As further consideration for making these loans, Bedford Oak Partners and Mr. Feldman became entitled to a portion of the consideration received by the Company on the sale of certain Valera shares.  As a result of the acquisition of Valera by Indevus (see Note 9), this obligation related to the sale of Indevus shares by the Company. From June 2007 through and including September 12, 2007, the Company sold, in a series of open market transactions, all of the 2,639,482 shares of Indevus common stock held by the Company for an aggregate of approximately $17,598,000, net of commissions and brokerage fees.  The November 12, 2004 agreement among the Company, Bedford Oak Partners and Mr. Feldman provides for Bedford Oak Partners and Mr. Feldman to (i) receive 50% of any amount in excess of $3.47 per share which is received by the Company upon the sale of Indevus common stock and (ii) participate in 50% of the profits earned on 19.51% of shares of Indevus common stock received by the Company upon conversion of the Contingent Rights, if any, at such time as such shares are sold by the Company.

As a result of the consummation of the Endo Merger Agreement (see Note 9), the Company has a contingent right to receive from Endo certain cash payments. The two related parties would receive the following portions of the Company’s cash payments upon the occurrence of the following events: (i) upon FDA approval of the Uteral Stent, between $262,000 and $227,000, and (ii) upon FDA approval of VP003, between $393,000 and $341,000.

(b)
On April 5, 2007, Five Star, in connection with its acquisition of substantially all the assets of Right-Way Dealer Warehouse (“Right-Way”), entered into a lease for a warehouse with a company owned by the former principal of Right-Way who presently serves as an executive of Five Star. The lease has an initial term of five years with two successive five-year renewal options and provides for an annual rent of $325,000, subject to adjustment. The adjusted rent expense for the 12 months commencing January 1, 2009 will be $280,000.   Five Star also has an option to purchase the warehouse at any time during the initial term of the lease for $7,750,000, subject to 3% annual adjustment.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

11.         Stockholders equity

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

On March 2, 2007, the Company and Mr. Flegel entered into an agreement pursuant to which the Company sold to Mr. Flegel 200,000 shares of Company common stock for $480,000 ($2.40 per share).  The agreement gave Mr. Flegel the right to exchange any or all of the 200,000 shares of the Company’s common stock into shares of Five Star common stock held by the Company at the fixed rate of six shares of Five Star common stock for each share of Company common stock. The value of the option to convert the shares of Company common stock held by Mr. Flegel into shares of Five Star common stock, which amounted to $264,000, was valued using a Black Scholes formula and recognized as compensation expense by Five Star over the three year term of the FS Agreement. In addition, as the exchange rights, if exercised, would require the Company to effectively surrender net assets to redeem common stock, the Company accounted for the issuance of the 200,000 shares of Company common stock as temporary equity at an amount equivalent to the carrying value of Five Star’s equity that could be acquired by the holder of such shares.

On March 25, 2008, Mr. Flegel resigned as director and Chairman of the Board of Five Star, and as a director of the Company, effective immediately.  In connection with Mr. Flegel’s resignation, Five Star, the Company and Mr. Flegel entered into an agreement, dated March 25, 2008, pursuant to which Mr. Flegel sold to the Company (i) 200,000 shares of Company common stock, which was exchangeable into 1,200,000 shares of Five Star common stock owned by the Company, at $3.60 per share, which equates to $0.60 per share of Five Star common stock had Mr. Flegel exercised his right to exchange these shares of  Company common stock into shares of Five Star common stock and (ii) 1,698,336 shares of Five Star common stock at $0.60 per share.  In addition, Mr. Flegel’s children and grandchildren sold to the Company an additional 301,664 shares Five Star common stock that they had received from Mr. Flegel at $0.60 per share. The market value of Company common stock on March 25, 2008 was $2.40 per share.  The excess cash paid of $1.20 per share over the market value on the 200,000 shares of Company common stock purchased from Mr. Flegel, or $240,000, was deemed to be the settlement of the option to exchange Company common stock for Five Star common stock and was charged to Additional paid-in capital. Five Star recorded a compensation charge of $1,096,000 in 2008 related to the above transactions, including the unrecognized value of the 2,000,000 shares of Five Star common stock issued and the option to convert the 200,000 shares of Company common stock discussed above.  In addition, the expense included $440,000, which represents the excess of the purchase price over the quoted market price of the 2,000,000 shares of Five Star common stock on the date of the agreement to acquire such shares. As a result of the repurchase of the 200,000 shares of Company common stock, which were also convertible into shares of Five Star common stock, the carrying value of the Company’s shares was reclassified from temporary to permanent equity.

The agreement also contained one-year non-compete, standstill and non-solicitation provisions. In addition, the three year FS Agreement was terminated upon his resignation.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(b)
On August 11, 2008, the Company, The Gabelli Small Cap Growth Fund, The Gabelli Equity Income Fund, The Gabelli ABC Fund and The Gabelli Convertible and Income Securities Fund Inc. (collectively, the “Warrantholders”), holders of warrants to purchase an aggregate of 1,423,886 shares of Company common stock, dated as of December 3, 2004 (the “Warrants”),  amended the Warrants to (i) extend the expiration date of the Warrants from August 14, 2008 to August 15, 2008 and (ii) reduce the exercise price of the Warrants from $3.57 per share to $2.50 per share, which was in excess of the closing price on August 11, 2008.  On August 13, 2008, the Warrantholders exercised the warrants and the Company issued and sold 1,423,886 shares of treasury stock to the Warrantholders for cash consideration of $2.50 per share, representing an aggregate purchase price of $3,560,000.

12.         Income taxes

For the three months ended March 31, 2009, the income tax expense differed from the benefit computed at the federal statutory rate primarily due to non deductible expenses, state taxes, and an increase in the valuation allowance with respect to the tax benefit attributable to losses incurred during the period.

As the result of the resignation of S. Leslie Flegel, former director and Chairman of the Board of Five Star (see Note 11(a), compensation expense of $1,096,000 was recorded during the three months ended March 31, 2008, of which $704,000 did not result in a tax benefit. Such amount was treated as a discrete item. The tax effect of the discrete items are reflected in the periods in which they occur and not reflected in the estimated annual effective tax rate which is used for interim period tax provisions. This resulted in no tax benefit being recorded by Five Star for the three months ended March 31, 2008.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Reports on Form 10-K for the year ended December 31, 2008 filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 31, 2009.

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

General Overview

Five Star represents the Company’s only operating segment.  The Company also owns certain other non-core assets, including an investment in MXL Operations Inc., certain contingent stock rights in Indevus and certain real estate in Pawling, New York and Killingly, Connecticut. Through June 2008, MXL Operations operated as a separate operating segment (see Note 4 to the Condensed Consolidated Financial Statements).  The Company holds certain contingent rights with respect to products in development by Endo and monitors Endo for progress in achieving milestones relating to such products.  See Note 9 to the Condensed Consolidated Financial Statements.    On March 23, 2009, Indevus filed a Current Report on Form 8-K with the SEC announcing the completion of the its merger with Endo and BTB Purchaser Inc., a Delaware corporation and wholly-owned subsidiary of Endo, pursuant to which Endo acquired all of the issued and outstanding shares of the common stock, par value $0.001 per share, of Indevus.  As a part of the merger transaction, certain contingent rights to receive shares of Indevus common stock upon FDA approval of two drug applications, acquired by the Company in April 2007, were converted into the right to receive a contingent cash payment.  This cash payment is contingent upon FDA approval of the drug applications.  As a result of the consummation of Indevus’ merger with Endo, the Company has a contingent right to receive from Endo the following cash payments;  (i) upon FDA approval of the uteral stent drug application (the “Uteral Stent”) on or before specified dates in 2012, of between $2,685,000 and $2,327,000, depending upon the terms contained in the FDA approval and (ii) upon FDA approval of the VP003 (Octreotide implant) drug application (“VP003”) on or before specified dates in 2012, of between $4,028,000 and $3,491,000, depending upon the terms contained in the FDA approval.

MXL Operations

On June 19, 2008, pursuant to the terms of an Asset Purchase Agreement, by and among the Company, MXL Industries, a wholly-owned subsidiary of the Company, as the Seller, MXL Operations, MXL Leasing, and MXL Realty, the MXL Buyers purchased substantially all the assets and assumed certain liabilities (except the “Excluded Liabilities,” as defined in the Asset Purchase Agreement of the MXL Business (the Seller’s optical plastics molding and precision coating business).  As consideration, the Seller received approximately $5,200,000 in cash, of which approximately $2,200,000 was utilized to fully pay the bank debt relating to the MXL Business.

MXL Industries also made an aggregate capital contribution to the MXL Buyers of $275,000, allocated to each of MXL Operations, MXL Leasing and MXL Realty in a manner so that, as of the effective time of the transaction, the Seller has a 19.9% interest in the total capital of each of MXL Leasing and MXL Realty and a 40.95% interest in the total capital of MXL Operations.  MXL Operations has the right to issue additional shares which, if issued, would reduce the Seller’s interest in each of the MXL Buyers on a pro rata basis to a minimum of 19.9%. Those shares have been issued and the Company currently owns 19.9% of MXL Operations.  The results of the MXL Business have been accounted for as a discontinued operation for the three months ended March 31, 2008.  See Note 4 to the Condensed Consolidated Financial Statements.

Five Star Tender Offer and Merger

On June 26, 2008, pursuant to the terms of the Tender Offer Agreement among the Company, Five Star and NPDV, a newly-formed wholly owned subsidiary of the Company, NPDV commenced a tender offer to acquire all the outstanding shares of Five Star common stock not held by the Company or NPDV at a purchase price of $0.40 per share, net to the seller in cash, without interest thereon and less any required withholding taxes.  The Tender Offer closed on August 26, 2008, and on August 28, 2008, the NPDV-Five Star Merger, in which NPDV merged with and into Five Star, with Five Star continuing as the surviving corporation, wholly-owned by the Company, was effected.  The Company paid approximately $1,028,000 for the tendered shares, $661,000 for the remaining shares to be tendered and incurred expenses related to the NPDV-Five Star Merger of approximately $642,000.  See Note 3 to the Condensed Consolidated Financial Statements.

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

Five Star Overview

Five Star, a wholly-owned subsidiary of the Company is a distributor in the United States of home decorating, hardware, and finishing products.  Five Star offers products from leading manufacturers in the home improvement industry and distributes those products to retail dealers, which include lumber yards, “do-it yourself” centers, hardware stores and paint stores.  Five Star has grown to be one of the largest independent distributors in the Northeast United States by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers.

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

Results of Operations

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

For the three months ended March 31, 2009, the Company had a loss from continuing operations before income tax expense of $712,000 compared to a loss from continuing operations before income tax expense of $1,512,000 for the three months ended March 31, 2008. The decrease in the loss from continuing operations before income taxes of $800,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, is primarily a result of the following: (i) increased operating profit at Five Star of $695,000 principally due to (a) $1,096,000 compensation expense in 2008 related to the termination of  the Company’s agreement with S. Leslie Flegel (see Note 11(a) to the Condensed Consolidated Financial Statements), and (b) reduced gross margin due to reduced sales, partially offset by (c) reduced selling, general and administrative expenses primarily due to reduced sales and efforts to control costs, and (ii) reduced  operating expenses of  $214,000 at the corporate level.

Sales

For the three months ended March 31, 2009, Sales, which are comprised solely of the sales of Five Star, were $25,130,000 a decrease of $6,339,000, or 20.1%, from March 31, 2008 sales of $31,469,000.  The decrease in Sales was due to an overall weakness in the economy and in Five Star’s marketplace, as well as the timing of certain seasonal programs with Cabot stain, which totaled approximately $1,400,000 of reduced sales.

Gross margin

For the three months ended March 31, 2009 Gross margin, which is comprised solely of Five Star, was $3,990,000, or 15.9% of sales, as compared to $5,176,000, or 16.4% of sales, for the quarter ended March 31, 2008. The reduced gross margin percentage in 2009 was the result of fixed warehouse expenses in relation to reduced sales levels in 2009.

Selling, general, and administrative expenses

For the three months ended March 31, 2009, Selling, general and administrative (“SG&A”) expenses decreased by $999,000 to $4,385,000 from $5,384,000 for the three months ended March 31, 2008. The decrease consists of a decrease in Five Star’s SG&A expenses of $785,000 and reduced SG&A at the corporate level of $214,000.  The reduced SG&A expenses incurred by Five Star were primarily due to (i) reduced delivery expenses of $185,000 due to reduced sales in 2009, (ii) reduced general and administrative expenses of $408,000 primarily due to reduced personnel costs and professional fees, and (iii) reduced sales commissions and related selling expenses of $256,000 due to reduced sales. The decrease in corporate SG&A expenses is primarily attributable to reduced facility and personnel costs.

Investment and other income, net

The Company recognized investment and other income of $13,000 for the three months ended March 31, 2009 compared to income of  $94,000 for the three months ended March 31, 2008.  The change of $81,000 was due to reduced interest income due to lower interest rates on investments in the 2009 period and reduced balances of cash and cash equivalents in such period.

Income taxes

For the three months ended March 31, 2009 and 2008, the Company recorded income tax expense of $4,000 and $14,000, respectively, which represents the Company’s applicable federal, state and local tax expense for the periods from continuing operations.  For the three months ended March 31, 2009, the income tax expense differed from the tax benefit computed at the federal statutory income tax rate due primarily to an increase in the valuation allowance with respect to tax benefit attributable to losses incurred by the Company.  As of July 21, 2008, National Patent owned more than 80% of Five Star, and is required to include Five Star in its federal consolidated tax return.

For the three months ended March 31, 2008, the provision for income taxes differed from the tax benefit computed at the federal statutory income tax rate due primarily to recording income tax expense on the income of Five Star, which was not included in the Company’s consolidated return prior to July 21, 2008, and not recording an income tax benefit for the loss of NPDC. As the result of the resignation of S. Leslie Flegel, former director and Chairman of the Board of Five Star (see Note 11(a) to the Condensed Consolidated Financial Statement), compensation expense of $1,096,000 was recorded by Five Star of which $704,000 did not result in a tax benefit.  Such amount was treated as a discrete item. The tax effect of the discrete items are reflected in the periods in which they occur and not reflected in the estimated annual effective tax rate which is used for interim period tax provisions. This resulted in no tax benefit being recorded by Five Star for the three months ended March 31, 2008.

Financial condition

The increase in inventory, accounts receivable and accounts payable is due to the seasonal nature of the business.

Liquidity and Capital Resources

At March 31, 2009, the Company had cash and cash equivalents totaling $12,612,000. The Company believes that cash and borrowing availability under the existing credit agreement will be sufficient to fund the Company’s working capital requirements for at least the next 12 months.

For the three months ended March 31, 2009, the Company’s working capital decreased by $368,000 to $20,435,000 from $20,803,000 as of December 31, 2008.

The decrease in cash and cash equivalents of $477,000 for the three months ended March 31, 2009 as compared to December 31, 2008 resulted from:

•	net cash used in operations of $1,864,000, which includes the net loss of $716,000;

•	an increase in accounts receivable of $5,464,000, and an increase in inventory of $1,695,000, partially offset by an increase in accounts payable and accrued expenses of $5,625,000 in the 2009 period;

•	net cash used in investing activities of $8,000; and

•	net cash used in financing activities of $1,395,000, consisting of repayments of short term borrowings.

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

The Loan Agreement provides Five Star with a $35,000,000 revolving credit facility (“Revolving Credit Facility”), subject to a $3,500,000 sub-limit for letters of credit.  The Revolving Credit Facility allows Five Star to borrow up to (a) 85% of eligible receivables plus (b) the greater of (i) the lesser of $20,000,000 or 65% (to be reduced by 1% per quarter commencing July 1, 2008) of eligible inventory, or (ii) the lesser of $20,000,000 or 85% of the appraised net orderly liquidation value of eligible inventory minus (c) the amount of outstanding letter of credit obligations, as those terms are defined therein.  All obligations under the Revolving Credit Facility are secured by first priority liens on all of Five Star’s existing and future assets.  In connection with the Amended Loan Agreement, on June 27, 2008, Five Star executed the Restated and Amended Promissory Note, dated as of June 26, 2008, payable to Bank of America in the principal amount of $35,000,000 (the “Promissory Note”).  The Promissory Note restated and replaced a certain $35,000,000 Revolving Note, dated as of June 1, 2005, made by Five Star in favor of Bank of America.  The principal amount under the Promissory Note is due and payable on June 30, 2011.

Loans made to Five Star under the Revolving Credit Facility bear interest at a per annum rate based on the Base Rate of Bank of America, as defined, plus 2.25%, as modified, or at a per annum rate based on LIBOR plus 325 basis points, as modified, at Five Star’s election.  The LIBOR and Base Rate margins are subject to adjustment based on certain performance benchmarks. At March 31, 2009 and December 31, 2008, $19,770,000 and $18,375,000 was outstanding under the Loan Agreement and $6,905,000 and $3,667,000 was available to be borrowed, respectively.  Substantially all of Five Star’s assets are pledged as collateral for these borrowings.  The amount available at March 31, 2009 reflects a $456,000 reduction in availability as a result of the Liability for the interest rate swap (see Note 2 to the Condensed Consolidated Financial Statements).

In connection with the Amended Loan Agreement, Five Star also entered into a derivative transaction with Bank of America.  The derivative transaction is an interest rate swap and has been designated as a cash flow hedge.  Effective June 30, 2008 through June 30, 2011, Five Star pays a fixed interest rate of 3.62% to Bank of America on notional principal of $20,000,000.  In return, Bank of America pays to Five Star a floating rate, namely, LIBOR, on the same notional principal amount.  The credit spread under the Amended Loan Agreement is not included in, and is paid in addition to this fixed interest rate of 3.62%.  The fair value of the interest rate swap amounted to liability of $1,104,000 at March 31, 2009 and a liability of $1,111,000 at December 31, 2008. Changes in the fair value of the interest rate swap were recognized in other comprehensive income.

Under the Loan Agreement, Five Star is subject to covenants, as amended, requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios.    The Company anticipates being in violation of its original fixed charge coverage ratio during 2009, and therefore Bank of America has amended the quarterly ratios through the quarter ended March 31, 2010. As of March 31, 2009, Five Star was in compliance with these amended covenants. There is no assurance that Five Star can comply with these covenants in future quarters.

The following table sets forth the significant debt covenants at March 31, 2009:

Covenant	Required	Calculated

Minimum tangible net worth	$7,000,000	$9,362,000

Debt to tangible net worth	< 6	2.11

Fixed charge coverage (*)	>0.7	0.97

Quarterly income (loss)	No loss in consecutive quarters	$10,000 – first quarter profit $125,000 – fourth quarter loss

*	Amended by Bank of America through the quarter ended March 31, 2010.

Recent accounting pronouncements

See Note 1 to the Condensed Consolidated Financial Statements with respect to the effects on the 2009 financial statements of the adoptions of resent accounting pronouncements.

Contractual Obligations and Commitments

GP Strategies and the Company have guaranteed the leases for Five Star’s New Jersey and Connecticut warehouses, totaling approximately $2,150,000 per year, through the first quarter of 2010. GP Strategies’ guarantee of such leases was in effect when Five Star was a wholly-owned subsidiary of GP Strategies. As part of the spin-off, the landlord of the New Jersey and Connecticut warehouses did not consent to the release of GP Strategies’ guarantee.  In March 2009, the landlord of the Connecticut facility released GP Strategies from its guarantee, and accepted a guarantee solely by the Company.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.     Exhibits.

Exhibit No.		Description
31.1	*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	*
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

NATIONAL PATENT DEVELOPMENT CORPORATION

Date: May 15, 2009	/s/ HARVEY P. EISEN
Name: Harvey P. Eisen
Title: Chairman of the Board and Chief Executive Officer

Date: May 15, 2009	/s/ IRA J. SOBOTKO
Name: Ira J. Sobotko
Title: Vice President, Chief Financial Officer