Form 10-Q
period 2009-06-30
NATIONAL PATENT DEVELOPMENT CORP
filed 2009-08-13
CIK 1279715

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
or

 ☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-50587

NATIONAL PATENT DEVELOPMENT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4005439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

903 Murray Road, PO Box 1960, East Hanover, NJ	07936
(Address of principal executive offices)	(Zip code)

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
Yes ☐  No ☒

As of August 10, 2009, there were 17,556,677 shares of the registrant’s common stock, $0.01 par value, outstanding.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Sales	$27,766	$31,429	$52,896	$62,898
Cost of sales	22,900	25,979	44,040	52,272
Gross margin	4,866	5,450	8,856	10,626

Selling, general and administrative expenses	(5,118)	(5,806)	(9,503)	(11,189)
Charge related to resignation of Chairman of Five Star	-	-	-	(1,096)

Operating loss	(252)	(356)	(647)	(1,659)

Interest expense	(419)	(388)	(749)	(690)
Investment and other income	15	58	28	151

Loss from continuing operations before income tax expense	(656)	(686)	(1,368)	(2,198)

Income tax expense	(4)	(12)	(8)	(25)

Loss from continuing operations	(660)	(698)	(1,376)	(2,223)

Income from discontinued operations, net of taxes, including an $87 gain on sale of assets	-	294	-	429

Consolidated net loss	(660)	(404)	(1,376)	(1,794)
Less: net income attributable to noncontrolling interest	-	(24)	-	(11)

Net loss attributable to National Patent Development Corporation	$(660)	$(428)	$(1,376)	$(1,805)

Basic and diluted net loss per share attributable to National Patent Development Corporation:
Continuing operations	$(0.04)	$(0.05)	$(0.08)	$(0.14)
Discontinued operations	-	0.02	-	0.03
Net loss per share	$(0.04)	$(0.03)	$(0. 08)	$(0.11)

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(LOSS)
(unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net loss	$(660)	$(428)	$(1,376)	$(1,805)

Other comprehensive income (loss), before tax:
Net unrealized loss on available-for- sale-securities	-	(36)	-	(102)
Net unrealized gain on interest rate swap	202	102	209	4
Comprehensive loss before tax	(458)	(362)	(1,167)	(1,903)

Income tax (expense) benefit related to items of other comprehensive income (loss)	(80)	(37)	(83)	2

Comprehensive loss	(538)	(399)	(1,250)	(1, 901)
Comprehensive (income) loss attributable to noncontrolling interest	-	(21)	-	4
Comprehensive loss attributable to National Patent Development Corporation	$(538)	$(420)	$(1,250)	$(1,897)

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$12,059	$13,089
Accounts and other receivables, less allowance for doubtful accounts of $402 and $420	14,784	9,814
Inventories (finished goods)	23,155	23,045
Deferred tax asset	111	132
Prepaid expenses and other current assets	909	1,334
Total current assets	51,018	47,414
Property, plant and equipment, net	780	912
Intangible assets, net	535	599
Deferred tax asset	1,475	1,537
Other assets	3,209	3,209
Total assets	$57,017	$53,671

Liabilities and stockholders’ equity
Current liabilities
Short term borrowings	$20,770	$18,375
Accounts payable and accrued expenses	10,175	8,236
Total current liabilities	30,945	26,611
Liability related to interest rate swap	902	1,111

Contingencies (Notes 10 and 11)

Stockholders’ equity
Common stock	181	181
Additional paid-in capital	29,113	28,642
Deficit	(2,225)	(849)
Treasury stock, at cost	(1,358)	(1,358)
Accumulated other comprehensive loss	(541)	(667)
Total stockholders’ equity	25,170	25,949
Total liabilities and stockholders’ equity	$57,017	$53,671

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	June 30,
	2009	2008

Cash flows from operations:
Net loss	$(1,376)	$(1,794)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	229	398
Gain on sale of MXL	-	(87)
Expenses paid in common stock	13	29
Deferred income taxes	-	(87)
Stock based compensation	458	1,214
Changes in other operating items, net of effect of disposition of MXL
Accounts and other receivables	(4,970)	(5,233)
Inventories	(110)	(2,492)
Prepaid expenses and other assets, net of cash sold	425	444
Accounts payable and accrued expenses	1,939	638
Net cash used in operations	(3,392)	(6,970)

Cash flows from investing activities:
Additions to property, plant and equipment	(33)	(458)
Acquisition of additional interest in Five Star	-	(1,523)
Net proceeds from sale of assets of MXL	-	4,661
Investment in MXL	-	(275)
Net cash provided by (used in) investing activities	(33)	2,405

Cash flows from financing activities:
Purchase of treasury stock	-	(1,017)
Settlement of option	-	(240)
Proceeds from short-term borrowings, net	2,395	5,003
Repayment of long-term debt	-	(1,698)
Net cash provided by financing activities	2,395	2,048

Net decrease in cash and cash equivalents	(1,030)	(2,517)
Cash and cash equivalents at beginning of period	13,089	15,698
Cash and cash equivalents at end of period	$12,059	$13,181

Cash paid for:
Interest	$789	$859
Taxes	$91	$25

See accompanying notes to the condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2009
(Unaudited)
(in thousands, except shares)

	Common Stock		Additional paid-in	Retained	Treasury stock, at	Accumulated other comprehensive income	Total Stock- holders’
	Shares	Amount	capital	earnings	cost	(loss)	equity
Balance at December 31, 2008	18,105,148	$181	$28,642	$(849)	$(1,358)	$(667)	$25,949
Net unrealized gain on interest rate swap, net of tax of $83						126	126
Net loss				(1,376)			(1,376)
Stock based compensation expense			458				458
Issuance of common stock to directors	11,019		13				13

Balance at June 30, 2009	18,116,167	$181	$29,113	$(2,225)	$(1,358)	$(541)	$25,170

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008
(unaudited)

1.           Basis of presentation and description of business

Basis of presentation

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2009, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008, the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2009 and 2008, and the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2009 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The Condensed Consolidated Balance Sheet as of December 31, 2008 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 as presented in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009, as amended. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2009 interim periods are not necessarily indicative of results to be expected for the entire year.

Description of business

National Patent Development Corporation (the “Company”), through its wholly-owned subsidiary, Five Star Products, Inc. (“Five Star”), is engaged in the wholesale distribution of home decorating, hardware and finishing products.  Five Star represents the only operating segment of the Company. Five Star serves independent retail dealers in 12 states in the Northeast. Products distributed include paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products.

On June 19, 2008, the Company sold substantially all the operating assets and transferred certain liabilities of its optical plastics molding and precision coating operating segment, MXL Industries, Inc. (“MXL”) (see Note 4).  The results of operations for MXL have been accounted for as a discontinued operation in 2008.

On August 28, 2008, Five Star became a wholly-owned subsidiary of the Company upon the consummation of a tender offer and a merger between Five Star and a newly formed, wholly-owned subsidiary of the Company, with Five Star continuing as the surviving corporation (see Note 3).

2.           Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. SFAS No. 168 did not have any impact on the Company’s consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008
(unaudited)

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not believe that adoption of SFAS 167 will have any effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not believe the adoption of SFAS 166 will have any effect on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date and (4) Requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted SFAS 165 effective April 1, 2009 and has evaluated subsequent events through the date the financial statements were issued or August 12, 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”.  SFAS No. 161 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 effective January 1, 2009. See Note 9.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008
(unaudited)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin (“ARB”) No. 51” (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively for all periods presented. As a result of adoption of SFAS 160, effective January 1, 2009 the Company has retrospectively adjusted its financial statements for the three months and six months ended June 30, 2008 to include net loss and comprehensive net loss attributable to noncontrolling interest (previously referred to as minority interest) in consolidated net loss and consolidated comprehensive loss, respectively.

The following is a reconciliation of total equity, equity attributable to the Company and equity attributable to noncontrolling interest for the six months ended June 30, 2008:

		Attributable to
	Total Equity	Company	Noncontrolling interest

Beginning balance	$28,977	$26,075	$2,902

Net loss	(1,794)	(1,805)	11
Other comprehensive loss	(96)	(92)	(4)
Acquisition of additional interest in Five Star	(1,222)		(1,222)
Equity based compensation	488	458	30
Other equity transactions, with no effect on noncontrolling interest	(735)	(735)

Ending balance	$25,618	$23,901	$1,717

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R), replaces FASB Statement No. 141, “Business Combinations”, and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Adoption of SFAS No. 141(R), effective January 1, 2009, did not have any effect on the Company’s consolidated financial statements.

In February, 2007, the FASB issued Statement of Financial Accounting Standards No.159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This statement provides companies with an option to report selected financial assets and liabilities at fair value. Although, this statement became effective for the Company beginning January 1, 2008, the Company did not elect to value any financial assets and liabilities at fair value.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008
(unaudited)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measurement of fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants will use when pricing an asset or liability and establishes a fair value hierarchy of three levels that  prioritize the information used to develop those assumptions. The Company adopted SFAS No. 157 and FSP 157-2 effective January 1, 2008 with respect to financial assets and financial liabilities and January 1, 2009 with respect to nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 and FSP 157-2 did not have a material effect on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, the “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim and annual financial statements. APB 28-1 amends Opinion No. 28, “Interim Financial Reporting” to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and the Company adopted them in the second quarter of 2009. See Note 14.

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

Prior to the commencement of the Tender Offer, in accordance with the Tender Offer Agreement, (i) the Company transferred to NPDV: (A) all of the shares of Five Star common stock held by the Company (representing an approximately 75% interest) and (B) a convertible note issued by Five Star’s wholly-owned subsidiary, and (ii) NPDV converted such note into an aggregate of 7,000,000 shares of Five Star common stock, increasing the Company’s indirect ownership interest in Five Star to 82.3%

The Tender Offer expired on August 26, 2008, and on August 28, 2008, NPDV merged with and into Five Star (the “NPDV-Five Star Merger”) with Five Star continuing as the surviving corporation, wholly-owned by the Company.  The Company paid approximately $1,028,000 for the shares tendered pursuant to the Tender Offer, $661,000 for the remaining outstanding shares pursuant to the terms of the NPDV-Five Star Merger and incurred expenses related to the NPDV-Five Star Merger of approximately $642,000.  The total purchase price for the 17.7% minority interest was $2,331,000. The excess ($642,000) of purchase price over the book value of the minority interest has been recorded as customer lists. This intangible asset is being amortized over a five-year period.  Amortization expense for the three and six months ended June 30, 2009 was approximately $33,000 and $65,000, respectively.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008
(unaudited)

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

For the three and six months ended June 30, 2008, the results for MXL Industries have been accounted for as a discontinued operation. Sales of MXL amounted to $1,714,000 and $4,053,000, respectively, for such periods.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008
(unaudited)

5.           Per share data

Loss per share for the three and six months ended June 30, 2009 and 2008 are calculated as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic and Diluted EPS
Loss from continuing operations, reduced in 2008 by amount applicable to non-controlling interest	$(660)	$(722)	$(1, 376)	$(2,234)
Income from discontinued operation	-	294	-	429
Net loss attributable to National Patent Development Corporation	$(660)	$(428)	$(1, 376)	$(1,805)
Weighted average shares
outstanding	17,548	16,264	17,550	16,328
Per share:
Continuing operations	$(0.04)	$(0.05)	$(0.08)	$(0.14)
Discontinued operations	-	0.02	-	0.03
Net loss	$(0.04)	$(0.03)	$(0.08)	$(0.11)

The following were not included in the diluted computation, as their effect would be anti-dilutive:

	June 30, 2009	June 30, 2008
Options	3,350,000	3,350,000
Warrants	*	1,423,886
Five Star’s convertible note	**	2,800,000
Five Star’s options	***	975,000

*	1,423,886 warrants were exercised in August 2008 (see Note 12(b))
**	$2,800,000 convertible note was converted in July 2008 (see Note 3)
***	975,000 options were terminated in July 2008

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

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008
(unaudited)

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased under this program. At June 30, 2009, the Company had repurchased 1,791,321 shares of its common stock for $4,092,000 and as of such date, a total of 2,208,679 shares remained available for repurchase under the repurchase program.  There were no common stock repurchases made by or on behalf of the Company during the quarter and six months ended June 30, 2009.

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

Information with respect to the Company’s outstanding stock options at January 1, 2009 and at June 30, 2009 is presented below. No stock options were granted under the Company’s incentive stock plans in the six months ended June 30, 2009 or 2008.

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2009	3,350,000	$2.49	7.9	$0	*
Options outstanding at June 30, 2009	3,350,000	$2.49	7.3	$0	*
Options exercisable at June 30, 2009	2,183,000	$2.45	7.3	$0	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Compensation expense related to option grants amounted to $229,000 for each of the three months ended June 30, 2009 and 2008 and $458,000 for each of the six months ended June 30, 2009 and 2008. As of June 30, 2009, there was $604,000 of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately nine months.

As a result of the Tender Offer and NPDV-Five Star Merger (see Note 3), all vested and unvested options to purchase shares of Five Star common stock and unvested shares of Five Star restricted stock granted under Five Star’s then-existing incentive stock plan were cancelled and an aggregate cash payment of $182,000 was paid to holders in exchange for the termination of such options and shares promptly following the completion of the NPDV-Five Star Merger.  In the six months ended June 30, 2008, Five Star recognized compensation expense related to the terminated options and restricted stock of $100,000.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008
(unaudited)
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

The Loan Agreement provides Five Star with a $35,000,000 revolving credit facility (“Revolving Credit Facility”), subject to a $3,500,000 sub-limit for letters of credit.  The Revolving Credit Facility allows Five Star to borrow up to (a) 85% of eligible receivables plus (b) the greater of (i) the lesser of $20,000,000 or 65% (to be reduced by 1% per quarter commencing July 1, 2008) of eligible inventory, or (ii) the lesser of $20,000,000 or 85% of the appraised net orderly liquidation value of eligible inventory minus (c) the amount of outstanding letter of credit obligations, as those terms are defined therein.  At June 30, 2009, Five Star was borrowing 55.7% of eligible inventory.  All obligations under the Revolving Credit Facility are collateralized by first priority liens on all of Five Star’s existing and future assets.

Loans made to Five Star under the Revolving Credit Facility bear interest at a per annum rate based on the Base Rate of Bank of America, as defined, plus 2.25%, as modified, or at a per annum rate based on LIBOR plus 325 basis points, as modified, at Five Star’s election.  The LIBOR and Base Rate margins are subject to adjustment based on certain performance benchmarks. At June 30, 2009 the LIBOR and Base Rate margins were 400 basis points and 3%, respectively.  At June 30, 2009 and December 31, 2008, $20,770,000 and $18,375,000 was outstanding under the Loan Agreement and approximately $3,060,000 and $3,677,000 was available to be borrowed, respectively.  Substantially all of Five Star’s assets are pledged as collateral for these borrowings.  The amount available at June 30, 2009 reflects an $856,000 reduction in availability as a result of liability for the interest rate swap (see Note 2).

In connection with the Amended Loan Agreement, Five Star also entered into an interest rate swap with Bank of America which has been designated as a cash flow hedge.  Effective June 30, 2008 through June 30, 2011, Five Star will pay a fixed interest rate of 3.62% to Bank of America on notional principal of $20,000,000.  In return, Bank of America will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount.  The credit spread under the Amended Loan Agreement is not included in, and will be paid in addition to, this fixed interest rate of 3.62%.  The fair value of the interest rate swap amounted to a liability of $902,000 at June 30, 2009 and a liability of $1,111,000 at December 31, 2008. Changes in the fair value of the interest rate swap were recognized in other comprehensive income.

Under the Loan Agreement, Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. Five Star was in compliance with its amended covenants as of June 30, 2009 and although there can be no assurance, anticipates to be in compliance in future quarters.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008
(unaudited)

9.           Derivates and hedging activities.

In the normal course of business, the Company enters into derivative instruments in order to manage exposure from fluctuation in interest rates. The interest rate swap entered into by Five Star in connection with its loan agreement (see Note 8) is being accounted for under Statement of Financial Accounting Standards No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  SFAS No. 133 requires all derivatives to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in fair value of the derivative are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Change in the fair value of the effective portion of an interest rate swap, which has been designated as a cash flow hedge are recognized in OCI and reclassified into earnings as an adjustment of interest expense in the same period during which the hedged transaction effects earnings.

The interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk by converting $20,000,000 of the Company’s floating-rate debt to a fixed rate basis through June 30, 2011, thus reducing the impact of interest-rate changes on future interest expense.

During the three and six months ended June 30, 2009, $40,000 and $111,000, respectively,  of income,  was recognized in OCI and $162,000 and $98,000, respectively, of loss was reclassified from accumulated OCI into operations as an increase to interest expense.

Bank of America, N.A. has the option to reduce amounts available to the Company under its Restated and Amended Loan and Security Agreement with Five Star as a result of the liability related to the interest rate swap (see Note 8).

10.           Contingent Rights

Effective April 18, 2007 (the “Indevus Effective Time”), all of the outstanding common stock of Valera Pharmaceuticals, Inc. (“Valera”), a Delaware corporation in which the Company had owned 2,070,670 shares of common stock at such time, was acquired by Indevus Pharmaceuticals, Inc. (“Indevus”), a biopharmaceutical company engaging in the acquisition, development, and commercialization of products to treat urological, gynecological, and men’s health conditions.  The transaction was effected pursuant to the terms and conditions of an Agreement and Plan of Merger, dated as of December 11, 2006 (the “Valera Merger Agreement”). As a result of the transaction, the 2,070,670 shares of Valera common stock held by the Company immediately preceding the Indevus Effective Time were converted into an aggregate of 2,347,518 shares of Indevus common stock as of the Indevus Effective Time.  These shares of Indevus common stock were sold by the Company in 2007.

Following the Indevus Effective Time and prior to March 23, 2009, the Company was entitled to two additional contingent tranches of shares of Indevus common stock (the “Contingent Rights”), to the extent of the achievement of certain milestones with respect to specific product candidates, namely FDA approval of certain drug applications (collectively, the “Drug Applications”). If each of the contingent milestones were to have been achieved, the Company would have received up to $5,176,675 worth of Indevus common stock on the date the milestone was met, at which date additional gain would have been recognized.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008
(unaudited)

On March 23, 2009, Indevus filed a Current Report on Form 8-K with the SEC announcing the completion of an Agreement and Plan of Merger with Endo Pharmaceuticals Holdings Inc., a Delaware corporation (“Endo”) and BTB Purchaser Inc., a Delaware corporation and wholly-owned subsidiary of Endo, pursuant to which Endo acquired all of the issued and outstanding shares of the common stock, par value $0.001 per share, of Indevus (the “Endo Merger”).  As a part of the Endo Merger, the Contingent Rights were converted into the right to receive a cash payment contingent upon FDA approval of the Drug Applications.  As a result of the consummation of the Endo Merger, the Company has contingent rights to receive from Endo the following cash payments: (i) upon FDA approval of the uteral stent drug application (the “Uteral Stent”) on or before specified dates in 2012 - between $2,685,000 and $2,327,000, depending upon the terms contained in the FDA approval and (ii) upon FDA approval of the VP003 (Octreotide implant) drug application (“VP003”) on or before specified dates in 2012 - between $4,028,000 and $3,491,000, depending upon the terms contained in the FDA approval.   Two related parties would be entitled to receive a portion of any such cash payments received by the Company. See Note 11(a).

11.           Related party transactions

(a)
On November 12, 2004, the Company entered into an agreement to borrow approximately $1,022,000 from Bedford Oak Partners, which is controlled by Harvey P. Eisen, Chairman, Chief Executive Officer and a director of the Company, and approximately $568,000 from Jerome I. Feldman, who was at the time Chairman and Chief Executive Officer of the Company, which was utilized to exercise an option held by the Company to purchase Series B Convertible Preferred shares of Valera.  The loans bore interest at 6% per annum, had a maturity date on October 31, 2009, and were secured by all shares of Valera owned by the Company, including the purchased shares.  On January 11, 2005, the Company prepaid the loans and all accrued interest in full. As further consideration for making these loans, Bedford Oak Partners and Mr. Feldman became entitled to a portion of the consideration received by the Company on the sale of certain Valera shares.  As a result of the acquisition of Valera by Indevus (see Note 10), this obligation related to the sale of Indevus shares by the Company. From June 2007 through and including September 12, 2007, the Company sold, in a series of open market transactions, all of the 2,639,482 shares of Indevus common stock held by the Company for an aggregate of approximately $17,598,000, net of commissions and brokerage fees.  The November 12, 2004 agreement among the Company, Bedford Oak Partners and Mr. Feldman provides for Bedford Oak Partners and Mr. Feldman to (i) receive 50% of any amount in excess of $3.47 per share which is received by the Company upon the sale of Indevus common stock and (ii) participate in 50% of the profits earned on 19.51% of shares of Indevus common stock received by the Company upon conversion of the Contingent Rights, if any, at such time as such shares are sold by the Company.

As a result of the consummation of the Endo Merger (see Note 10), the Company has a contingent right to receive from Endo certain cash payments. The two related parties would receive the following portions of the Company’s cash payments upon the occurrence of the following events: (i) upon FDA approval of the Uteral Stent, between $262,000 and $227,000, and (ii) upon FDA approval of VP003, between $393,000 and $341,000.

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
Three and six months ended June 30, 2009 and 2008
(unaudited)

12.           Stockholders equity

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
Three and six months ended June 30, 2009 and 2008
(unaudited)

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

13.           Income taxes

For the three and six months ended June 30, 2009, the income tax expense differed from the benefit computed at the federal statutory rate primarily due to non deductible expenses, state taxes, and an increase in the valuation allowance with respect to the tax benefit attributable to losses incurred during the period.

As the result of the resignation of Mr. Flegel, former director and Chairman of the Board of Five Star and former director of the Company (see Note 12(a)), compensation expense of $1,096,000 was recorded during the six months ended June 30, 2008, of which $704,000 did not result in a tax benefit. Such amount was treated as a discrete item. The tax effect of the discrete items are reflected in the periods in which they occur and not reflected in the estimated annual effective tax rate which is used for interim period tax provisions. This resulted in no tax benefit being recorded by Five Star for the six months ended June 30, 2008.

14.           Fair Value of Financial Instruments

The carrying value of cash and cash equivalents accounts receivable and accounts payable approximate estimated fair value because of short maturities. The carrying value of short term borrowings approximates estimated fair value because borrowings accrue interest which fluctuates with changes in LIBOR or prime.

Marketable securities are carries at fair value based upon quoted market prices. Derivative instruments are carries at fair value representing the amount the Company would receive or pay to terminate the derivative.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 31, 2009, as amended.

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

If any one or more of these expectations and assumptions proves incorrect, actual results will likely differ materially from those contemplated by the forward-looking statements. Even if all of the foregoing assumptions and expectations prove correct, actual results may still differ materially from those expressed in the forward-looking statements as a result of factors we may not anticipate or that may be beyond our control. While we cannot assess the future impact that any of these differences could have on our business, financial condition, results of operations and cash flows or the market price of shares of our common stock, the differences could be significant. We do not undertake to update any forward-looking statements made by us, whether as a result of new information, future events or otherwise, except as required by law. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

General Overview

Five Star represents the Company’s only operating segment.  The Company also owns certain other non-core assets, including an investment in MXL Operations, certain contingent stock rights in Endo Pharmaceuticals Holdings Inc. and certain real estate in Pawling, New York and Killingly, Connecticut.  Through June 2008, MXL Operations operated as a separate operating segment (see Note 4 to the Condensed Consolidated Financial Statements).  The Company holds certain contingent rights with respect to products in development by Endo and monitors Endo for progress in achieving milestones relating to such products (See Note 10 to the Condensed Consolidated Financial Statements).

MXL Operations

On June 19, 2008, pursuant to the terms of an Asset Purchase Agreement dated as of June 16, 2008, by and among the Company, MXL Industries, a wholly-owned subsidiary of the Company, as the Seller, MXL Operations, MXL Leasing, and MXL Realty, the MXL Buyers purchased substantially all the assets and assumed certain liabilities (except the “Excluded Liabilities,” as defined in the Asset Purchase Agreement of the MXL Business) of the Seller’s optical plastics molding and precision coating business).  As consideration, the Seller received approximately $5,200,000 in cash, of which approximately $2,200,000 was utilized to fully pay the bank debt of MXL Industries.

MXL Industries also made an aggregate capital contribution to the MXL Buyers of $275,000, allocated to each of MXL Operations, MXL Leasing and MXL Realty in a manner so that, as of the effective time of the transaction, the Seller has a 19.9% interest in the total capital of each of MXL Leasing and MXL Realty and a 40.95% interest in the total capital of MXL Operations.  MXL Operations had the right to issue additional shares which, if issued, would reduce the Seller’s interest in each of the MXL Buyers on a pro rata basis to a minimum of 19.9%. Those shares have been issued and the Company currently owns 19.9% of MXL Operations.  The results of the MXL Business have been accounted for as a discontinued operation for the three and six months ended June 30, 2008.  See Note 4 to the Condensed Consolidated Financial Statements.

Five Star Tender Offer and Merger

On June 26, 2008, pursuant to the terms of the Tender Offer Agreement among the Company, Five Star and NPDV, a newly-formed wholly-owned subsidiary of the Company, NPDV commenced a tender offer to acquire all the outstanding shares of Five Star common stock not held by the Company or NPDV at a purchase price of $0.40 per share, net to the seller in cash, without interest thereon and less any required withholding taxes.  The Tender Offer closed on August 26, 2008, and on August 28, 2008, the NPDV-Five Star Merger, in which NPDV merged with and into Five Star, with Five Star continuing as the surviving corporation, wholly-owned by the Company, was effected.  The Company paid approximately $1,028,000 for the tendered shares, $661,000 for the remaining shares to be tendered and incurred expenses related to the NPDV-Five Star Merger of approximately $642,000.  See Note 3 to the Condensed Consolidated Financial Statements.

Due to recent market events that have adversely affected the global economy, management has placed increased emphasis on monitoring the risks associated with the current economic environment, including the collectability of receivables, the fair value of assets, and the Company’s liquidity.  Management will continue to monitor the risks associated with the current economic environment and their impact on the Company’s results of operations.

Five Star Overview

Five Star, a wholly-owned subsidiary of the Company, is a distributor in the United States of home decorating, hardware, and finishing products.  Five Star offers products from leading manufacturers in the home improvement industry and distributes those products to retail dealers, which include lumber yards, “do-it yourself” centers, hardware stores and paint stores.  Five Star has grown to be one of the largest independent distributors in the Northeast United States by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers.

Five Star operates in the home improvement market.  Five Star faces intense competition from large national distributors, smaller regional distributors, and manufacturers that bypass the distributor and sell directly to the retail outlet.  The principal means of competition for Five Star are its strategically placed distribution centers and its extensive inventory of quality, name-brand products.  In addition, Five Star’s customers face stiff competition from Home Depot and Lowe’s, which purchase directly from manufacturers and dealer-owned distributors. Management of Five Star believes that the independent retailers that are Five Star’s customers remain a viable alternative to Home Depot and Lowe’s, due to the shopping preferences of, and the retailer’s geographic convenience for, some consumers.

Contingent Rights - Endo

On March 23, 2009, Indevus filed a Current Report on Form 8-K with the SEC announcing the completion of the its merger with Endo and BTB Purchaser Inc., a Delaware corporation and wholly-owned subsidiary of Endo, pursuant to which Endo acquired all of the issued and outstanding shares of the common stock, par value $0.001 per share, of Indevus.  As a part of the merger transaction, certain contingent rights to receive shares of Indevus common stock upon FDA approval of two drug applications, acquired by the Company in April 2007, were converted into the right to receive contingent cash payments.  These cash payments are contingent upon FDA approval of the drug applications.  As a result of the consummation of Indevus’ merger with Endo, the Company has contingent rights to receive from Endo the following cash payments:  (i) upon FDA approval of the uteral stent drug application on or before specified dates in 2012 - between $2,685,000 and $2,327,000, depending upon the terms contained in the FDA approval and (ii) upon FDA approval of the VP003 (Octreotide implant) drug application on or before specified dates in 2012 - between $4,028,000 and $3,491,000, depending upon the terms contained in the FDA approval.  See Note 10 to the Condensed Consolidated Financial Statements.

Operating Highlights

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

For the three months ended June 30, 2009, the Company had a loss from continuing operations before income tax expense of $(656,000), compared to a loss from continuing operations before income tax expense of $(686,000) for the three months ended June 30, 2008.  The change in pre-tax loss from continuing operations is primarily the result of the following: (i) increased operating profit of $10,000 at Five Star due to reduced selling, general and administrative expenses, offset by reduced gross margin, (ii) reduced operating expenses at the corporate level of $93,000, partially offset by (iii) increased interest expense incurred by Five Star due to a higher interest rate in 2009.

Sales

For the three months ended June 30, 2009, sales, which are comprised solely of the sales of Five Star, were $27,766,000, a decrease of $3,663,000, or 11.7%, from June 30, 2008 sales of $31,429,000.  The decrease in sales by Five Star for the quarter ended June 30, 2009 as compared to the prior year period was the result of adverse weather conditions in the Northeastern and Mid-Atlantic region of the United States during June 2009 and reduced sales out of the Five Star’s New Jersey and Connecticut warehouses due to an overall weakness in the economy.

Gross margin

Gross margin was $4,866,000, or 17.5% of net sales, for the quarter ended June 30, 2009, as compared to $5,450,000, or 17.3% of net sales, for the quarter ended June 30, 2008. The decrease in gross margin dollars of $584,000 for the quarter ended June 30, 2009 as compared to the corresponding prior year quarter was the result of reduced Five Star sales for the 2009 period.

Selling, general, and administrative expenses

For the three months ended June 30, 2009, selling, general and administrative (“SG&A”) expenses decreased by $688,000 to $5,118,000 for the three months ended June 30, 2008 from $5,806,000 for the three months ended June 30, 2008. The decrease consists of a decrease of $594,000 in Five Star’s SG&A and reduced SG&A at the corporate level of $94,000.  The reduced SG&A expenses incurred by Five Star were primarily due to: (i) reduced delivery expenses of $106,000 due to reduced sales for the 2009 period, (ii) reduced general and administrative expenses of $489,000  in the 2009 period, primarily due to reduced personnel costs and professional fees (including $226,000 of costs incurred in the 2008 period related to the Tender Offer to acquire all the outstanding shares of Five Star common stock not previously held by the Company (see Note 3 to the Condensed Consolidated Financial Statements)), and (iii) reduced sales commissions and related selling expenses of $135,000 in the 2009 period due to reduced sales for the period, partially offset by reduced vendor marketing revenue recognized of $136,000. The decrease in corporate SG&A expenses is primarily attributable to reduced facility and personnel costs.

Investment and other income

The Company recognized investment and other income of $15,000 for the three months ended June 30, 2009 compared to income of  $58,000 for the three months ended June 30, 2008.  The change of $45,000 was due to reduced interest income due to lower interest rates on investments in the 2009 period and reduced balances of cash and cash equivalents in such period.

Income taxes

For the three months ended June 30, 2009 and 2008, the Company recorded income tax expense of $4,000 and $12,000, respectively, which represents the Company’s applicable federal, state and local tax expense for the periods from continuing operations.  For the three months ended June 30, 2009, the income tax expense differed from the tax computed at the federal statutory income tax rate due primarily to an increase in the valuation allowance with respect to losses incurred by the Company.  As of July 21, 2008, the Company owned more than 80% of Five Star, and is required to include Five Star in its federal consolidated tax return.

For the three months ended June 30, 2008, the provision for income taxes differed from the tax computed at the federal statutory income tax rate primarily due to the recording by the Company of income tax expense on the income of Five Star, which was not included in the Company’s consolidated return prior to July 21, 2008, and the Company not recording an income tax benefit for the loss of NPDC.

Income tax expense of $32,000 was recorded as part of discontinued operations for the three months ended June 30, 2008, as it related to tax on the operations of MXL and the gain related to its sale.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

For the six months ended June 30, 2009, the Company had an operating loss from continuing operations of $(647,000) compared to an operating loss from continuing operations $(1,659,000) for the six months ended June 30, 2008. The change in pre-tax loss from continuing operations is primarily the result of the following: (i) increased operating profit of $705,000 at Five Star due to a $1,096,000 non-cash compensation expense related to the termination of  the Five Star’s agreement with Mr. Flegel during the first six months of 2008 (see Note 12(a) to the Condensed Consolidated Financial Statements), which is reflected in Charge related to resignation of Chairman of Five Star in the Condensed Consolidated Statements of Operations, and reduced selling, general and administrative expenses, offset by reduced gross margin, (ii) reduced operating expenses at the corporate level of $308,000 for the 2009 period, partially offset by (iii) increased interest expense incurred by Five Star for the 2009 period due to higher interest rate in 2009.

Sales

The Company had sales, which are comprised solely of the sales of Five Star, of $52,896,000 for the six months ended June 30, 2009, as compared to sales of $62,898,000 for the six months ended June 30, 2008. The decrease in Five Star sales of $10,002,000, or 15.9%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was the result of` reduced sales by Five Star in the first six months of 2009 due to an overall weakness in the economy and the Company’s marketplace, and the effect of adverse weather conditions in the Northeast and Mid-Atlantic region of the United States during June 2009.

Gross margin

Gross margin for the six months ended June 30, 2009 was $8,856,000, or 16.7% of net sales, as compared to $10,626,000, or 16.9% of net sales, for the six months ended June 30, 2008.  The decrease in gross margin dollars of $1,770,000 for the six months ended June 30, 2009 was the result of reduced Five Star sales for the period.

Selling, general, and administrative expenses

For the six months ended June 30, 2009, SG&A expenses decreased by $1,686,000 to $9,503,000 for the six months ended June 30, 2009 from $11,189,000 for the six months ended June 30, 2008.  This decrease was primarily attributable to a decrease of $1,377,000 in Five Star’s SG&A expenses, and a decrease of $309,000 in SG&A expenses at the corporate level, for the first six months of 2009. The reduced SG&A expenses incurred by Five Star were primarily due to: (i) reduced delivery expenses of $292,000, due to reduced sales for the 2009 period, (ii) reduced general and administrative expenses of $918,000, primarily due to reduced personnel costs and professional fees (including $226,000 of costs incurred in the first six months of 2008 related to the Tender Offer to acquire all the outstanding shares of Five Star common stock not previously held by the Company (see Note 3 to the Condensed Consolidated Financial Statements)), and (iii) reduced sales commissions and related selling expenses of $391,000 due to reduced sales in the 2009 period, partially offset by reduced vendor marketing revenue recognized of $224,000 for such period. The decrease in corporate SG&A expenses is primarily attributable to reduced facility and personnel costs for the first six months of 2009.

Investment and other income (loss), net

The Company recognized investment and other income of $28,000 for the six months ended June 30, 2009 compared to income of  $151,000 for the six months ended June 30, 2008.  The change of $123,000 was due to reduced interest income due to lower interest rates on investments in the 2009 period and reduced balances of cash and cash equivalents in such period.

Income taxes

For the six months ended June 30, 2009 and 2008, the Company recorded an income tax expense of $8,000 and $25,000, respectively, which represents the Company’s applicable federal, state and local tax expense for the periods from continuing operations.  For the six months ended June 30, 2009, the provision for income taxes differed from the tax computed at the federal statutory income tax rate due primarily to an increase in the valuation allowance with respect to losses incurred by the Company.  As of July 21, 2008, the Company owned more than 80% of Five Star, and is required to include Five Star in its federal consolidated tax return.

For the six months ended June 30, 2008, the provision for income taxes differed from the tax computed at the federal statutory income tax rate due primarily to recording income tax expense on the income of Five Star, which was not included in the Company’s consolidated return prior to July 21, 2008, and not recording an income tax benefit for the losses of the Company. As the result of the resignation of S. Leslie Flegel, former director and Chairman of the Board of Five Star, compensation expense of $1,096,000 was recorded by Five Star of which $704,000 did not result in a tax benefit.  Such amount was treated as a discrete item. The tax effect of the discrete items are reflected in the periods in which they occur and not reflected in the estimated annual effective tax rate which is used for interim period tax provisions. This resulted in no tax benefit being recorded by Five Star for the six months ended June 30, 2008.

Income tax expense of $33,000 was recorded as part of discontinued operations for the six months ended June 30, 2008, as it related to tax on the operations of MXL and the gain related to its sale.

Financial condition

The increase in accounts receivables and accounts payable at June 30, 2009 as compared to December 31, 2008 are the result of seasonal fluctuations.  The Company maintained lower than historical inventory levels during the first six months of 2009 as compared to the first six months of 2008 in order to better manage its working capital.

Liquidity and Capital Resources

At June 30, 2009, the Company had cash and cash equivalents totaling $12,059,000. The Company believes that cash and borrowing availability under the existing credit agreement will be sufficient to fund the Company’s working capital requirements for at least the next 12 months.

For the six months ended June 30, 2009, the Company’s working capital decreased by $730,000 to $20,073,000 from $20,803,000 as of December 31, 2008.

The decrease in cash and cash equivalents of $1,030,000 at June 30, 2009 as compared to December 31, 2008 resulted from:

•	net cash used in operations of $3,392,000, which includes the net loss of $1,376,000, in the first six months of 2009;

•	an increase in accounts receivable of $4,970,000, partially offset by an increase in accounts payable and accrued expenses of $1,939,000 for the first six months of 2009;

•	net cash used in investing activities of $33,000 in the first six months of 2009; and

•	net cash provided by financing activities of $2,395,000, consisting of proceeds from short term borrowings, in the first six months of 2009.

Five Star’s Loan Agreement with Bank of America, as amended on June 27, 2008,  provides Five Star with a $35,000,000 Revolving Credit Facility, subject to a $3,500,000 sub-limit for letters of credit.  See Note 8 to the Condensed Consolidated Financial Statements.

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

At June 30, 2009, Five Star had borrowed against 55.7% of its eligible inventory.  All obligations under the Revolving Credit Facility are collateralized by first priority liens on all of Five Star’s existing and future assets.

Loans made to Five Star under the Revolving Credit Facility bear interest at a per annum rate based on the Base Rate of Bank of America, as defined, plus 2.25%, as modified, or at a per annum rate based on LIBOR plus 325 basis points, as modified, at Five Star’s election.  The LIBOR and Base Rate margins are subject to adjustment based on certain performance benchmarks.  At June 30, 2009 the LIBOR and Base Rate margins were 400 basis points and 3%, respectively.  At June 30, 2009 and December 31, 2008, $20,770,000 and $18,375,000 was outstanding under the Loan Agreement and approximately $3,060,000 and $3,677,000 was available to be borrowed, respectively.  Substantially all of Five Star’s assets are pledged as collateral for these borrowings.  The amount available at June 30, 2009 reflects an $856,000 reduction in availability as a result of the Liability for the interest rate swap (see Note 9 to the Condensed Consolidated Financial Statements).

In connection with the Amended Loan Agreement, Five Star also entered into an interest rate swap with Bank of America which has been designated as a cash flow hedge.  Effective June 30, 2008 through June 30, 2011, Five Star will pay a fixed interest rate of 3.62% to Bank of America on notional principal of $20,000,000.  In return, Bank of America will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount.  The credit spread under the Amended Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.62%.  The fair value of the interest rate swap amounted to a liability of $902,000 at June 30, 2009 and a liability of $1,111,000 at December 31, 2008. Changes in the fair value of the interest rate swap were recognized in other comprehensive income.

Under the Loan Agreement, Five Star is subject to covenants, as amended, requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. Five Star was in compliance with its amended covenants as of June 30, 2009 and although there can be no assurance, anticipates to be in compliance in future quarters.

The following table sets forth the significant debt covenants, as defined, at June 30, 2009:

Covenant	Required	Calculated

Minimum tangible net worth	$7,000,000	$9,581,000

Debt to tangible net worth	< 6	2.26

Fixed charge coverage (*)	>0.8	1.06

Quarterly income (loss)	No loss in consecutive quarters	$95,000 – second quarter profit $10,000 – first quarter profit
*           Amended by Bank of America through the quarter ended March 31, 2010.

Recent accounting pronouncements

See Note 2 to the Condensed Consolidated Financial Statements regarding the effects on the Company’s financial statements of the adoptions of recent accounting pronouncements.

Contractual Obligations and Commitments

GP Strategies Corporation (“GP Strategies”), formerly the parent entity of Five Star, and the Company have guaranteed the leases for Five Star’s New Jersey and Connecticut warehouses, totaling approximately $2,150,000 per year, through the third quarter of 2010. GP Strategies’ guarantee of such leases was in effect when Five Star was a wholly-owned subsidiary of GP Strategies. As part of the spin-off of Five Star, the landlord of the New Jersey and Connecticut warehouses did not consent to the release of GP Strategies’ guarantee.  In March 2009, the landlord of the Connecticut facility released GP Strategies from its guarantee, and accepted a guarantee solely by the Company.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

 Item 6.      Exhibits.

Exhibit No.		Description

10.1	*	Seventh Lease Modification and Extension Agreement, dated June 9, 2009, and prior modifications and extensions, to Lease dated as of May 4, 1983 between Vornado, Inc. and Five Star Group, Inc.

10.2	*	Letter Amendment, dated March 24, 2008, and prior amendments, to Lease dated February 1, 1986 between Vernel Company and Five Star Group, Inc.

31.1	*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	*
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

NATIONAL PATENT DEVELOPMENT CORPORATION

Date: August 13, 2009	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman of the Board and Chief Executive Officer

Date: August 13, 2009	By:	/s/ IRA J. SOBOTKO
		Name:	Ira J. Sobotko
		Title:	Vice President, Chief Financial Officer