Form 10-Q
period 2009-09-30
NATIONAL PATENT DEVELOPMENT CORP
filed 2009-11-16
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

As of November 10, 2009, there were 17,561,240 shares of the registrant’s common stock, $0.01 par value, outstanding.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Sales	$27,131	$31,216	$80,027	$94,114
Cost of sales	22,591	25,702	66,631	77,975
Gross margin	4,540	5,514	13,396	16,139

Selling, general and administrative expenses	(4,921)	(6,271)	(14,424)	(17,460)
Charge related to resignation of Chairman of Five Star	-	-	-	(1,096)

Operating loss	(381)	(757)	(1,028)	(2,417)

Interest expense	(389)	(370)	(1,138)	(1,060)
Investment and other income (loss), net	7	(73)	35	78

Loss from continuing operations before income tax expense	(763)	(1,200)	(2,131)	(3,399)

Income tax (expense) benefit	(4)	354	(12)	329

Loss from continuing operations	(767)	(846)	(2,143)	(3,070)

Income from discontinued operations, net of taxes, including an $87 gain on sale of assets	-	-	-	429

Consolidated net loss	(767)	(846)	(2,143)	(2,641)
Less: net income attributable to noncontrolling Interest	-	(24)	-	(34)

Net loss attributable to National Patent Development Corporation	$(767)	$(870)	$(2,143)	$(2,675)

Basic and diluted net loss per share attributable to National Patent Development Corporation:
Continuing operations	$(0.04)	$(0.05)	$(0.12)	$(0.19)
Discontinued operations	-	-	-	0.03
Net loss per share	$(0.04)	$(0.05)	$(0. 12)	$(0.16)

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(LOSS)
(unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net loss	$(767)	$(870)	$(2,143)	$(2,675)

Other comprehensive income (loss), before tax:
Net unrealized loss on available-for- sale-securities	-	-	-	(102)
Reclassification adjustment for impairment of investment in Millennium Cell, Inc. included in net income (loss)	-	138	-	138
Net unrealized gain (loss) on interest rate Swap	(5)	(100)	204	(97)
Comprehensive loss before tax	(772)	(832)	(1,939)	(2,736)

Income tax (expense) benefit related to items of other comprehensive income (loss)	2	44	(81)	47

Comprehensive loss	(770)	(788)	(2,020)	(2, 689)
Comprehensive loss attributable to noncontrolling interest	-	-	-	4
Comprehensive loss attributable to National Patent Development Corporation	$(770)	$(788)	$(2,020)	$(2,685)

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$11,588	$13,089
Accounts and other receivables, less allowance for doubtful accounts of $406 and $420	12,978	9,814
Inventories (finished goods)	21,965	23,045
Deferred tax asset	107	132
Prepaid expenses and other current assets	1,121	1,334
Total current assets	47,759	47,414
Property, plant and equipment, net	739	912
Intangible assets, net	503	599
Deferred tax asset	1,243	1,537
Other assets	3,209	3,209
Total assets	$53,453	$53,671

Liabilities and stockholders’ equity
Current liabilities
Short term borrowings	$15,868	$18,375
Accounts payable and accrued expenses	12,042	8,236
Total current liabilities	27,910	26,611
Liability related to interest rate swap	907	1,111

Contingencies (Notes 10 and 11)

Stockholders’ equity
Common stock	181	181
Additional paid-in capital	29,349	28,642
Deficit	(2,992)	(849)
Treasury stock, at cost	(1,358)	(1,358)
Accumulated other comprehensive loss	(544)	(667)
Total stockholders’ equity	24,636	25,949
Total liabilities and stockholders’ equity	$53,453	$53,671

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended
	September 30,
	2009	2008

Cash flows from operations:
Net loss	$(2,143)	$(2,641)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation and amortization	326	489
Gain on sale of MXL	-	(87)
Expenses paid in common stock	20	46
Deferred income taxes	238	(935)
Stock based compensation	687	1,694
Impairment of investments	-	138
Changes in other operating items, net of effect of disposition of MXL:
Accounts and other receivables	(3,164)	(4,334)
Inventories	1,080	2,445
Prepaid expenses and other assets	213	565
Accounts payable and accrued expenses	3,806	715
Net cash provided by (used in) operations	1,063	(1,905)

Cash flows from investing activities:
Additions to property, plant and equipment	(57)	(617)
Acquisition of additional interest in Five Star	-	(3,838)
Net proceeds from sale of assets of MXL, net of cash sold	-	4,661
Investment in MXL	-	(275)
Net cash used in investing activities	(57)	(69)

Cash flows from financing activities:
Exercise of common stock warrants	-	3,560
Purchase of treasury stock	-	(1,115)
Settlement of option	-	(240)
Repayments of short-term borrowings, net	(2,507)	(454)
Repayment of long-term debt	-	(1,698)
Net cash (used in) provided by financing activities	(2,507)	53

Net decrease in cash and cash equivalents	(1,501)	(1,921)
Cash and cash equivalents at beginning of period	13,089	15,698
Cash and cash equivalents at end of period	$11,588	$13,777

See accompanying notes to the condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2009
(Unaudited)
 (in thousands, except shares)
	Common Stock		Additional paid-in	Retained	Treasury stock, at	Accumulated other comprehensive income	Total Stock- holders’
	Shares	Amount	capital	earnings	cost	(loss)	equity
Balance at December 31, 2008	18,105,148	$181	$28,642	$(849)	$(1,358)	$(667)	$25,949
Net unrealized gain on interest rate swap, net of tax of $81						123	123
Net loss				(2,143)			(2,143)
Stock based compensation expense			687				687
Issuance of common stock to directors	16,308		20				20

Balance at September 30, 2009	18,121,456	$181	$29,349	$(2,992)	$(1,358)	$(544)	$24,636

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
(unaudited)

1.           Basis of presentation and description of business

Basis of presentation

The accompanying condensed consolidated financial statements have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The Condensed Consolidated Balance Sheet as of December 31, 2008 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 as presented in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009, as amended. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2009 interim periods are not necessarily indicative of results to be expected for the entire year.

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

2.           Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (the “Codification”). Effective July 1, 2009, the Codification became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing rules and related literature issued by the FASB, American Institute of Certified Public Accountants (“AICPA”) and Emerging Issues task Force (“EITF”). The Codification also eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other literature is considered non-authoritative.  The Codification, which has not changed GAAP, was effective for interim and annual periods ending after September 15, 2009.  The Company adopted the Codification for the quarter ended September 30, 2009.  Other than the manner in which new accounting guidance is referenced, the adoption of the Codification had no impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued amended guidance on the measurement of liabilities at fair value.  The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, the fair value of a liability be measured using one or more of the valuation techniques that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets.  If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.  This guidance is effective for the first reporting period (including interim periods) after issuance.  The Company adopted this guidance in the quarter ended September 30, 2009. The adoption had no impact on the Company’s consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
(unaudited)

In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs) and for transfers of financial assets.  The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. In addition, qualifying special purpose entities (QPESs) are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. The amendments are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not believe that adoption of these amendments will have any effect on its consolidated financial statements.

In May 2009, the FASB issued guidelines on subsequent event accounting which sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and, (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date and (4) requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted these amendments effective April 1, 2009 and has evaluated subsequent events through the date the financial statements were filed on November 13, 2009.

In April, 2009, the FASB issued additional requirements regarding interim disclosures about fair value of financial instruments to require disclosures about fair value of financial instruments in interim and annual financial statements. The new requirements are effective for interim periods ending after June 15, 2009 and the Company adopted these requirement in the second quarter of 2009. See Note 14.

In March 2008, the FASB issued new disclosure requirements regarding derivative instruments and hedging activities. These requirements give financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. These requirements are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the requirements effective January 1, 2009. See Note 9.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
(unaudited)

In December 2007, the FASB issued new guidance on noncontrolling interests in consolidated financial statements. This guidance requires that ownership interests in subsidiaries held by parties other than the parent, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This guidance is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively for all periods presented. As a result of adoption, effective January 1, 2009 the Company has retrospectively adjusted its financial statements for the three months and nine months ended September 30, 2008 to include net loss and comprehensive net loss attributable to noncontrolling interest (previously referred to as minority interest) in consolidated net loss and consolidated comprehensive loss, respectively.

The following is a reconciliation of total equity, equity attributable to the Company and equity attributable to noncontrolling interest for the nine months ended September 30, 2008 (in thousands):

		Attributable to
	Total Equity	Company	Noncontrolling interest

Beginning balance	$28,977	$26,075	$2,902

Net loss	(2,641)	(2,675)	34
Other comprehensive loss	(14)	(10)	(4)
Acquisition of additional interest in Five Star	(3,016)		(3,016)
Equity based compensation	1,172	1,088	84
Other equity transactions, with no effect on noncontrolling interest	2,594	2,594

Ending balance	$27,072	$27,072	$0

In December 2007, the FASB issued new accounting guidance related to the accounting for business combinations and related disclosures. This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination. It also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. The guidance is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this guidance, effective January 1, 2009, and it did not have any effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued guidance on the fair value option for reporting financial assets and financial liabilities.  The guidance provides companies with an option to report selected financial assets and liabilities at fair value. Although effective for the Company beginning January 1, 2008, the Company did not elect to value any financial assets and liabilities at fair value.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
(unaudited)

In February 2008, the FASB issued amended guidance to delay the fair value measurement and expanded disclosures about fair value measurements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  Effective January 1, 2009, the Company adopted the guidance related to fair value measurements for nonfinancial assets and nonfinancial liabilities and the adoption of such guidance did not have a material effect on the Company’s consolidated financial statements.

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

Prior to the commencement of the Tender Offer, in accordance with the Tender Offer Agreement, (i) the Company transferred to NPDV: (A) all of the shares of Five Star common stock held by the Company (representing an approximately 75% interest) and (B) a $2,800,000 convertible note issued by Five Star’s wholly-owned subsidiary, and (ii) NPDV converted such note into an aggregate of 7,000,000 shares of Five Star common stock, increasing the Company’s indirect ownership interest in Five Star to 82.3% of Five Star’s common stock outstanding at such time.

The Tender Offer expired on August 26, 2008, and on August 28, 2008, NPDV merged with and into Five Star (the “NPDV-Five Star Merger”) with Five Star continuing as the surviving corporation, wholly-owned by the Company.  The Company paid approximately $1,028,000 for the shares tendered pursuant to the Tender Offer, $661,000 for the remaining outstanding shares pursuant to the terms of the NPDV-Five Star Merger and incurred expenses related to the NPDV-Five Star Merger of approximately $642,000.  The total purchase price for the 17.7% minority interest was $2,331,000. The excess ($642,000) of purchase price over the book value of the minority interest has been recorded as customer lists. This intangible asset is being amortized over a five-year period.  Amortization expense for the three and nine months ended September 30, 2009 was approximately $33,000 and $96,000, respectively.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
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

The results for MXL Industries for the period from January 1, 2008 through the date of sale have been accounted for as a discontinued operation. Sales of MXL amounted to $4,053,000 for such period.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
(unaudited)

5.           Per share data

Loss per share for the three and nine months ended September 30, 2009 and 2008 are calculated as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic and Diluted EPS
Loss from continuing operations, reduced in 2008 by amount applicable to non-controlling interest	$(767)	$(870)	$(2, 143)	$(3,104)
Income from discontinued operation	-	-	-	429
Net loss attributable to National Patent Development Corporation	$(767)	$(870)	$(2,143)	$(2,675)
Weighted average shares
Outstanding	17,556	16,856	17,550	16,557
Per share:
Continuing operations	$(0.04)	$(0.05)	$(0.12)	$(0.19)
Discontinued operations	-	-	-	0.03
Net loss	$(0.04)	$(0.05)	$(0.12)	$(0.16)

The following were not included in the diluted computation, as their effect would be anti-dilutive:

	September 30, 2009	September 30, 2008
Options	3,350,000	3,350,000
Warrants	*	1,423,886
Five Star’s convertible note	**	2,800,000
Five Star’s options	***	975,000

*	1,423,886 warrants were exercised in August 2008 (see Note 12(b))
**	$2,800,000 convertible note was converted in July 2008 (see Note 3)
***	975,000 options were terminated in July 2008

6.           Capital stock

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased under this program. At June 30, 2009, the Company had repurchased 1,791,321 shares of its common stock for $4,092,000 and as of such date, a total of 2,208,679 shares remained available for repurchase under the repurchase program.  There were no common stock repurchases made by or on behalf of the Company during the quarter and nine months ended September 30, 2009.

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

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
(unaudited)

Information with respect to the Company’s outstanding stock options at January 1, 2009 and at September 30, 2009 is presented below. No stock options were granted under the Company’s incentive stock plans in the nine months ended September 30, 2009 or 2008.

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2009	3,350,000	$2.49	7.9	$0	*
Options outstanding at September 30, 2009	3,350,000	$2.49	7.4	$0	*
Options exercisable at September 30, 2009	2,233,000	$2.46	7.4	$0	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Compensation expense related to option grants amounted to $229,000 for each of the three months ended September 30, 2009 and 2008 and $687,000 for each of the nine months ended September 30, 2009 and 2008. As of September 30, 2009, there was $375,000 of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately nine months.

As a result of the Tender Offer and NPDV-Five Star Merger (see Note 3), all vested and unvested options to purchase shares of Five Star common stock and unvested shares of Five Star restricted stock granted under Five Star’s then-existing incentive stock plan were cancelled and an aggregate cash payment of $182,000 was paid to holders in exchange for the termination of such options and shares promptly following the completion of the NPDV-Five Star Merger.  In the nine months ended September 30, 2008, Five Star recognized compensation expense of $100,000 related to the terminated options and restricted stock.  Further, the termination of the agreements related to the options and shares resulted in $489,000 of previously unrecognized compensation cost related to unvested share-based compensation arrangements of Five Star which was charged to operations in the three and nine months ended September 30, 2008

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
(unaudited)

8.           Short-term borrowings

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

The Loan Agreement provides Five Star with a $35,000,000 revolving credit facility (“Revolving Credit Facility”), subject to a $3,500,000 sub-limit for letters of credit.  The Revolving Credit Facility allows Five Star to borrow up to (a) 85% of eligible receivables plus (b) the greater of (i) the lesser of $20,000,000 or 65% (to be reduced by 1% per quarter commencing July 1, 2008) of eligible inventory, or (ii) the lesser of $20,000,000 or 85% of the appraised net orderly liquidation value of eligible inventory minus (c) the amount of outstanding letter of credit obligations, as those terms are defined therein.  At September 30, 2009, Five Star was allowed to borrow 54.7% of eligible inventory.  All obligations under the Revolving Credit Facility are collateralized by first priority liens on all of Five Star’s existing and future assets.

Loans made to Five Star under the Revolving Credit Facility bear interest at a per annum rate based on the Base Rate of Bank of America, as defined, plus 2.25%, as modified, or at a per annum rate based on LIBOR plus 325 basis points, as modified, at Five Star’s election.  The LIBOR and Base Rate margins are subject to adjustment based on certain performance benchmarks. At September 30, 2009, the LIBOR and Base Rate margins were 400 basis points and 3%, respectively.  At September 30, 2009 and December 31, 2008, $15,868,000 and $18,375,000 was outstanding under the Loan Agreement and approximately $4,518,000 and $3,677,000 was available to be borrowed, respectively.  Substantially all of Five Star’s assets are pledged as collateral for these borrowings.  The amount available at September 30, 2009 reflects a $937,000 reduction in availability as a result of liability for the interest rate swap (see Note 9).

In connection with the Amended Loan Agreement, Five Star also entered into an interest rate swap with Bank of America which has been designated as a cash flow hedge.  Effective June 30, 2008 through June 30, 2011, Five Star will pay a fixed interest rate of 3.62% to Bank of America on notional principal of $20,000,000.  In return, Bank of America will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount.  The credit spread under the Amended Loan Agreement is not included in, and will be paid in addition to, this fixed interest rate of 3.62%.  The fair value of the interest rate swap amounted to a liability of $907,000 at September 30, 2009 and a liability of $1,111,000 at December 31, 2008. Changes in the fair value of the interest rate swap, which is effective as a hedge, were recognized in other comprehensive income.

Under the Loan Agreement, Five Star is subject to covenants requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. Five Star was in compliance with its amended covenants as of September 30, 2009 and although there can be no assurance, Five Star anticipates to be in compliance in future quarters.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
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

During the three and nine months ended September 30, 2009, $175,000 and $286,000, respectively,  of loss was recognized in OCI and $170,000 and $490,000, respectively, of loss was reclassified from accumulated OCI into operations as an increase to interest expense.

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
Three and nine months ended September 30, 2009 and 2008
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

(b)
On April 5, 2007, Five Star, in connection with its acquisition of substantially all the assets of Right-Way Dealer Warehouse (“Right-Way”), entered into a lease for a warehouse with a company owned by the former principal of Right-Way who presently serves as an executive of Five Star. The lease has an initial term of five years with two successive five-year renewal options and provides for an annual rent of $325,000, subject to adjustment. The adjusted rent expense for the 12 months commencing January 1, 2009 will be $280,000.   Five Star also has an option to purchase the warehouse at any time during the initial term of the lease for $7,750,000, subject to 3% annual adjustments.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
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

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
(unaudited)

The agreement also contained one-year non-compete, standstill and non-solicitation provisions. In addition, the FS Agreement was terminated upon Mr. Flegel’s resignation.

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

13.           Income taxes

 For the three and nine months ended September 30, 2009, the income tax expense differed from the benefit computed at the federal statutory rate primarily due to non deductible expenses, state taxes, and an increase in the valuation allowance with respect to the tax benefit attributable to losses incurred during the periods.

As the result of the resignation of Mr. Flegel, former director and Chairman of the Board of Five Star and former director of the Company (see Note 12(a)), compensation expense of $1,096,000 was recorded during the nine months ended September 30, 2008, of which $704,000 did not result in a tax benefit.  Such amount was treated as a discrete item. The tax effect of the discrete items are reflected in the periods in which they occur and not reflected in the estimated annual effective tax rate which is used for interim period tax provisions.

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

14.           Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate estimated fair value because of short maturities. The carrying value of short term borrowings approximates estimated fair value because borrowings accrue interest which fluctuates with changes in LIBOR or prime.

Marketable securities are carried at fair value based upon quoted market prices. Derivative instruments are carried at fair value representing the amount the Company would receive or pay to terminate the derivative.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
(unaudited)

15.           Subsequent events

On October 20, 2009, NPDC Holdings, Inc., a wholly-owned subsidiary of the Company, sold approximately 1,000 acres of undeveloped real property located in the Town of Pawling, County of Dutchess, New York (the “Pawling Property”) for $12,500,000 in cash, pursuant to the contract entered on October 7, 2009.  The carrying amount of the Pawling Property as reflected in Other assets in the Condensed Consolidated Balance Sheet at September 30, 2009 was approximately $2,500,000. The Company realized a pre tax gain of approximately $9,600,000, which will be recognized in October 2009.

Item 2.  Management’s Discussion and Analysis Financial Condition and Results of Operations

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

General Overview

Five Star represents the Company’s only operating segment.  The Company also owns certain other non-core assets, including an investment in MXL Operations, certain contingent stock rights in Endo Pharmaceuticals Holdings Inc. and certain real estate in Killingly, Connecticut.  Through June 2008, MXL Operations operated as a separate operating segment (see Note 4 to the Condensed Consolidated Financial Statements).  The Company holds certain contingent rights with respect to products in development by Endo and monitors Endo for progress in achieving milestones relating to such products (See Note 10 to the Condensed Consolidated Financial Statements).

On October 20, 2009, NPDC Holdings, Inc., a wholly-owned subsidiary of the Company, closed a transaction with respect to the sale of the Pawling Property, approximately 1,000 acres of real property located in the Town of Pawling, County of Dutchess, New York, to Little Whaley Holdings, LLC, a New York limited liability company, for a purchase price of $12,500,000 in cash.  The carrying amount of the Pawling Property as reflected in Other assets in the Condensed Consolidated Balance Sheet at September 30, 2009 was approximately $2,500,000. The Company realized a pre tax gain of approximately $9,600,000, which will reflected in the financial statements on the date of sale.

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

MXL Industries also made an aggregate capital contribution to the MXL Buyers of $275,000, allocated to each of MXL Operations, MXL Leasing and MXL Realty in a manner so that, as of the effective time of the transaction, the Seller has a 19.9% interest in the total capital of each of MXL Leasing and MXL Realty and a 40.95% interest in the total capital of MXL Operations.  MXL Operations had the right to issue additional shares which, if issued, would reduce the Seller’s interest in each of the MXL Buyers on a pro rata basis to a minimum of 19.9%. Those shares have been issued and the Company currently owns 19.9% of MXL Operations.  The results of the MXL Business have been accounted for as a discontinued operation for the nine months ended September 30, 2008.  See Note 4 to the Condensed Consolidated Financial Statements.

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

Operating Highlights

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

For the three months ended September 30, 2009, the Company had a loss from continuing operations before income tax expense of $(763,000) compared to a loss from continuing operations before income tax expense of $(1,200,000) for the three months ended September 30, 2008.  The decrease in the pre-tax loss from continuing operations is primarily the result of the following: (i) increased operating income of $354,000 for Five Star for the three months ended September 30, 2009; (ii) an impairment charge of $138,000 related to the Company’s investment in Millennium Cell, Inc. (“Millennium Cell”) in 2008, (iii) reduced operating expenses at the corporate level of $22,000, and (iv) reduction on investment income/ loss of $80,000.

The increased operating income of $354,000 for Five Star was primarily attributable to: (i) $489,000 reduction in non-cash compensation expense (see Note 7 to the Condensed Consolidated Financial Statements); (ii) $974,000 reduction in gross margin due to reduced sales levels, and; (iii) $839,000 reduction in selling, general and administrative expenses.

Sales

For the three months ended September 30, 2009, sales, which are comprised solely of the sales of Five Star, were $27,131,000, a decrease of $4,085,000, or 13.1%, from September 30, 2008 sales of $31,216,000.  The decrease in sales by Five Star for the quarter ended September 30, 2009 as compared to the prior year period was the result of reduced sales out of the Five Star’s New Jersey and Connecticut warehouses due to an overall weakness in the economy.

Gross margin

Gross margin was $4,540,000, or 16.7% of net sales, for the quarter ended September 30, 2009, as compared to $5,514,000, or 17.7% of net sales, for the quarter ended September 30, 2008. The decrease in gross margin dollars of $974,000 for the quarter ended September 30, 2009 as compared to the corresponding prior year quarter was the result of reduced Five Star sales for the 2009 period.  The reduced gross margin percentage was primarily due to increased warehouse expenses as a percentage of sales for the three months ended September 30, 2009 due to reduced sales levels for the period, partially offset by an overall decrease of $285,000 in warehouse expenses for the third quarter of 2009 as compared to the corresponding prior year period.

Selling, general, and administrative expenses

For the three months ended September 30, 2009, selling, general and administrative (“SG&A”) expenses decreased by $1,350,000 to $4,921,000 for the three months ended September 30, 2008 from $6,271,000 for the three months ended September 30, 2008. The decrease consists of a decrease of $1,328,000 in Five Star’s SG&A and reduced SG&A at the corporate level of $22,000.  The reduced SG&A expenses incurred by Five Star were primarily due to: (i) a $489,000 charge in the third quarter of 2008 for the unrecognized non-cash compensation cost related to non-vested share-based compensation arrangements terminated as a result of the Tender Offer and Merger; (ii) $79,000 of costs incurred in the third quarter of 2008 related to the Tender Offer and Merger; (iii) reduced delivery expenses of $25,000 for the third quarter of 2009 due to reduced sales for the 2009 period; (ii) reduced general and administrative expenses of $483,000  for the 2009 period, primarily due to reduced personnel costs and professional  fees; and (iii) reduced sales commissions and related selling expenses of $129,000 in the 2009 period due to reduced sales for the period, partially offset by increased vendor marketing revenue recognized of $156,000. The decrease in corporate SG&A expenses is primarily attributable to reduced facility and personnel costs, offset by increased professional fees.

Investment and other income (loss), net

The Company recognized investment and other income (loss) of $7,000 for the three months ended September 30, 2009 compared to a loss of  $(73,000) for the three months ended September 30, 2008.  The change of $80,000 was due to an impairment charge of $138,000 for the three months ended September 30, 2008, related to the Company’s investment in Millennium Cell, offset by reduced interest income due to lower interest rates on investments in the 2009 period and reduced balances of cash and cash equivalents in such period.

Income taxes

For the three months ended September 30, 2009 and 2008, the Company recorded income tax expense (benefit) of $4,000 and $(354,000), respectively, which represents the Company’s applicable federal, state and local tax expense for the periods from continuing operations.  For the three months ended September 30, 2009, the income tax expense differed from the tax computed at the federal statutory income tax rate due primarily to an increase in the valuation allowance with respect to losses incurred by the Company.

For the three months ended September 30, 2008, the income tax benefit differed from the tax computed at the federal statutory income tax rate due primarily to an increase in the valuation allowance with respect to losses incurred by the Company.  In addition, the Company recorded discrete tax items during the third quarter of 2008, with respect to certain non-cash compensation expenses of Five Star, which did not result in a tax benefit, and the write-off of a deferred tax liability with respect to the Company’s investment in Five Star, which resulted in a deferred tax benefit.  The tax effect of discrete items are reflected in the periods in which they occur and are not reflected in the estimated annual effective tax rate.  As of July 21, 2008, the Company owned more than 80% of Five Star and is therefore required to include Five Star in its federal consolidated tax return.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

For the nine months ended September 30, 2009, the Company had a loss from continuing operations before income tax expense of $2,131,000 compared to a loss from continuing operations before income tax expense of $3,399,000 for the nine months ended September 30, 2008.  The decrease in pre-tax loss from continuing operations is primarily a result of the following: (i) increased operating income of $1,059,000 for Five Star for the nine months ended September 30, 2009, (ii) an impairment charge of $138,000 related to the Company’s investment in Millennium Cell in 2008; (iii) reduced operating expenses at the corporate level of $330,000, and (iv) increased interest expense of $78,000 due to higher interest rates.

The increased operating income of $1,059,000 for Five Star was primarily attributable to: (i) $1,096,000 reduction in non-cash compensation expense (see Note 12(a) to the Condensed Consolidated Financial Statements); (ii) $2,743,000 reduction in gross margin due to reduced sales levels, and; (iii) $2,706,000 reduction in selling, general and administrative expenses.

Sales

The Company had sales, which are comprised solely of the sales of Five Star, of $80,027,000 for the nine months ended September 30, 2009, as compared to sales of $94,114,000 for the nine months ended September 30, 2008. The decrease in Five Star sales of $14,087,000, or 15%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was due to an overall weakness in the economy and the Company’s marketplace.

Gross margin

Gross margin for the nine months ended September 30, 2009 was $13,396,000, or 16.7% of net sales, as compared to $16,139,000, or 17.1% of net sales, for the nine months ended September 30, 2008.  The decrease in gross margin dollars of $2,743,000 for the nine months ended September 30, 2009 was the result of reduced Five Star sales for the period.  The reduced gross margin percentage was primarily due to increased warehouse expenses as a percentage of sales due to reduced sales levels, notwithstanding a decrease of $854,000 in warehouse expenses for the first nine months of 2009 as compared to the corresponding prior year period.

Selling, general, and administrative expenses

For the nine months ended September 30, 2009, selling, general and administrative expenses decreased by $3,036,000 to $14,424,000 for the nine months ended September 30, 2009 from $17,460,000 for the nine months ended September 30, 2008.  This decrease was primarily attributable to a decrease of $2,706,000 in Five Star’s SG&A expenses, and a decrease of $330,000 in SG&A expenses at the corporate level, for the first nine months of 2009. The reduced SG&A expenses incurred by Five Star were primarily due to: (i) reduced delivery expenses of $317,000, due to reduced sales for the 2009 period; (ii) reduced general and administrative expenses of $1,548,000, primarily due to reduced personnel costs and professional fees (including $304,000 of costs incurred in the first nine months of 2008 related to the Tender Offer to acquire all the outstanding shares of Five Star common stock not previously held by the Company (see Note 3 to the Condensed Consolidated Financial Statements)); (iii) a non-cash compensation charge of $489,000 related to the termination of certain Five Star equity awards (see Note 3 to the Condensed Consolidated Financial Statements); and (iv) reduced sales commissions and related selling expenses of $520,000 due to reduced sales in the 2009 period, partially offset by reduced vendor marketing revenue recognized of $69,000 for such period. The decrease in corporate SG&A expenses is primarily attributable to reduced facility and personnel costs for the first nine months of 2009.

Investment and other income (loss), net

The Company recognized investment and other income of $35,000 for the nine months ended September 30, 2009 compared to investment and other income of  $78,000 for the nine months ended September 30, 2008.  The change of $43,000 was due to reduced interest income due to lower interest rates on investments in the 2009 period and reduced balances of cash and cash equivalents in such period, partially offset by an impairment charge of $138,000 for the nine months ended September 30, 2008, related to the Company’s investment in Millennium Cell.

Income taxes

For the nine months ended September 30, 2009 and 2008, the Company recorded an income tax expense (benefit) of $12,000 and $(329,000), respectively, which represents the Company’s applicable federal, state and local tax expense for the periods from continuing operations.  For the nine months ended September 30, 2009, the provision for income taxes differed from the tax computed at the federal statutory income tax rate due primarily to an increase in the valuation allowance with respect to losses incurred by the Company.

For the nine months ended September 30, 2008, the income tax benefit differed from the tax computed at the federal statutory income tax rate due primarily to an increase in the valuation allowance with respect to losses incurred by the Company.  As the result of the resignation of S. Leslie Flegel, former director and Chairman of the Board of Five Star, compensation expense of $1,096,000 was recorded by Five Star of which $704,000 did not result in a tax benefit.  Such amount was treated as a discrete item. The tax effect of the discrete items are reflected in the periods in which they occur and not reflected in the estimated annual effective tax rate which is used for interim period tax provisions.  The Company also recorded a discrete tax item during the third quarter of 2008 related to a write-off of a deferred tax liability with respect to the Company’s investment in Five Star, which resulted in a deferred tax benefit.  The tax effect of discrete items are reflected in the periods in which they occur and are not reflected in the estimated annual effective tax rate.  As of July 21, 2008, the Company owns more than 80% of Five Star and is required to include Five Star in its federal consolidated tax return.

Income tax expense of $33,000 was recorded as part of discontinued operations for the nine months ended September 30, 2008, as it relates to tax on the operations of MXL Industries and the gain related to its sale

Financial condition

The increase in accounts receivable and accounts payable at September 30, 2009 as compared to December 31, 2008 are the result of seasonal fluctuations.  The Company maintained lower than historical inventory levels during the first nine months of 2009 as compared to the first nine months of 2008 in order to better manage its working capital.

Liquidity and Capital Resources

At September 30, 2009, the Company had cash and cash equivalents totaling $11,588,000. On October 20, 2009, NPDC Holdings, Inc., a wholly-owned subsidiary of the Company, closed a transaction with respect to the sale of the Pawling Property for a purchase price of $12,500,000 in cash.   The Company believes that cash and borrowing availability under the existing credit agreement will be sufficient to fund the Company’s working capital requirements for at least the next 12 months.

For the nine months ended September 30, 2009, the Company’s working capital decreased by $954,000 to $19,849,000 from $20,803,000 as of December 31, 2008.

The decrease in cash and cash equivalents of $1,501,000 at September 30, 2009 as compared to December 31, 2008 resulted from:

•	net cash provided by operations of $1,063,000, which includes the net loss of $2,143,000, in the first nine months of 2009;

•
an increase in accounts payable and accrued expenses of $3,806,000 and a decrease in inventory of $1,080,000 partially offset by an increase in accounts receivable of $3,164,000 for the first nine months of 2009;

•	net cash used in financing activities of $2,507,000, consisting of repayments of short term borrowings, in the first nine months of 2009.

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

The Loan Agreement provides Five Star with a $35,000,000 revolving credit facility (“Revolving Credit Facility”), subject to a $3,500,000 sub-limit for letters of credit.  The Revolving Credit Facility allows Five Star to borrow up to (a) 85% of eligible receivables plus (b) the greater of (i) the lesser of $20,000,000 or 65% (to be reduced by 1% per quarter commencing July 1, 2008) of eligible inventory, or (ii) the lesser of $20,000,000 or 85% of the appraised net orderly liquidation value of eligible inventory minus (c) the amount of outstanding letter of credit obligations, as those terms are defined therein.  At September 30, 2009, Five Star was allowed to borrow 54.7% of eligible inventory.  All obligations under the Revolving Credit Facility are collateralized by first priority liens on all of Five Star’s existing and future assets.

Loans made to Five Star under the Revolving Credit Facility bear interest at a per annum rate based on the Base Rate of Bank of America, as defined, plus 2.25%, as modified, or at a per annum rate based on LIBOR plus 325 basis points, as modified, at Five Star’s election.  The LIBOR and Base Rate margins are subject to adjustment based on certain performance benchmarks. At September 30, 2009 the LIBOR and Base Rate margins were 400 basis points and 3%, respectively.  At September 30, 2009 and December 31, 2008, $15,868,000 and $18,375,000 was outstanding under the Loan Agreement and approximately $4,518,000 and $3,677,000 was available to be borrowed, respectively.  Substantially all of Five Star’s assets are pledged as collateral for these borrowings.  The amount available at September 30, 2009 reflects a $937,000 reduction in availability as a result of liability for the interest rate swap (see Note 9 to the Condensed Consolidated Financial Statements).

In connection with the Amended Loan Agreement, Five Star also entered into an interest rate swap with Bank of America which has been designated as a cash flow hedge.  Effective June 30, 2008 through June 30, 2011, Five Star will pay a fixed interest rate of 3.62% to Bank of America on notional principal of $20,000,000.  In return, Bank of America will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount.  The credit spread under the Amended Loan Agreement is not included in, and will be paid in addition to, this fixed interest rate of 3.62%.  The fair value of the interest rate swap amounted to a liability of $907,000 at September 30, 2009 and a liability of $1,111,000 at December 31, 2008. Changes in the fair value of the interest rate swap were recognized in other comprehensive income.

Under the Loan Agreement, Five Star is subject to covenants, as amended, requiring minimum net worth, limitations on losses, if any, and minimum or maximum values for certain financial ratios. Five Star was in compliance with its amended covenants as of September 30, 2009 and although there can be no assurance, anticipates to be in compliance in future quarters.

The following table sets forth the significant debt covenants, as defined, at September 30, 2009:

Covenant	Required	Calculated

Minimum tangible net worth	$7,000,000	$9,602,000

Debt to tangible net worth	< 6	1.65

Fixed charge coverage (*)	>0.8	1.29

Quarterly income (loss)	No loss in consecutive quarters	$25,000 – third quarter profit $95,000 – second quarter profit
*           Amended by Bank of America through the quarter ended March 31, 2010.

Recent accounting pronouncements

See Note 2 to the Condensed Consolidated Financial Statements regarding the effects on the Company’s financial statements of the adoptions of recent accounting pronouncements.

Contractual Obligations and Commitments

Each of GP Strategies Corporation (“GP Strategies”), formerly the parent entity of Five Star, and the Company have guaranteed the leases for Five Star’s New Jersey and Connecticut warehouses, which lease rental payment obligations total approximately $2,150,000 per year, through the third quarter of 2010. GP Strategies’ guarantee of such leases was in effect when Five Star was a wholly-owned subsidiary of GP Strategies. As part of the spin-off of Five Star, the landlord of the New Jersey and Connecticut warehouses did not consent to the release of GP Strategies’ guarantee.  In March 2009, the landlord of the Connecticut warehouse released GP Strategies from its guarantee and accepted a guarantee solely by the Company.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.  Exhibits.

Exhibit No.		Description

10.1	*
Contract of Sale dated as of October 7, 2009 between NPDC Holdings, Inc. and Little Whaley Holdings LLC (included by reference to Ex. 10 to Form 8-K filed by the Company with the SEC on October 14, 2009

10.2		Letter Amendment, dated June 23, 2009 to Lease dated February 1, 1986 between Vernel Company and Five Star Group, Inc.

31.1	*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	*
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

NATIONAL PATENT DEVELOPMENT CORPORATION

Date: November 16, 2009	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman of the Board and Chief Executive Officer

Date: November 16, 2009	By:	/s/ IRA J. SOBOTKO
		Name:	Ira J. Sobotko
		Title:	Vice President, Chief Financial Officer