Form 10-K
period 2009-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 2010-03-31
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file Number: 000-50587

NATIONAL PATENT DEVELOPMENT CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4005439
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒   No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $22,817,000.

As of March 13, 2010, 17,565,508 shares of the registrant’s common stock were outstanding.

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

Factors that may cause actual results to differ from historical results or those results expressed or implied, include, but are not limited to, those listed below under Item 1A. “Risk Factors”, which include, without limitation, the risk that:

•
if we do not develop or acquire sufficient interests in one or more operating businesses by mid-January 2011, we may be required to register under the Investment Company Act of 1940, as amended (the “Investment Company Act”),

•	any such required Investment Company Act registration could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, and

•	our current status as a “shell company” (as defined in Exchange Act Rule 12b-2) may make investments in our securities less attractive to investors.

If these or other significant risks and uncertainties occur, or if our estimates or underlying assumptions prove inaccurate, actual results could differ materially.  You are urged to consider all such risks and uncertainties. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved.

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

PART I

Item 1.  Business.

General Development of Business

National Patent Development Corporation (the “Company”, “we” or “us”) was incorporated on March 10, 1998 as a wholly-owned subsidiary of GP Strategies Corporation (“GP Strategies”) and in November 2004, the Company’s common stock was spun-off to holders of record of GP Strategies common stock and GP Strategies Class B capital stock.  The Company common stock is quoted on the OTC Bulletin Board and is traded under the symbol “NPDV.OB”.

Historically, the Company owned a home improvement distribution business through its then wholly-owned subsidiary Five Star Products, Inc. (“Five Star Products”) and approximately 1,000 acres of undeveloped real property located in Pawling, New York.  The Company also owned, and continues to own, certain non-strategic assets, primarily consisting of certain real estate, an investment in the optical plastics molding and precision coating businesses of MXL Industries, and contingent rights in products under development by Endo Pharmaceuticals, Inc. (each as described herein), with a substantial portion of its assets consisting of cash and cash equivalents.

On January 15, 2010, we completed the sale (the “Five Star Sale”) to The  Merit Group, Inc. (“Merit”) of all of the issued and outstanding stock (the “Five Star Stock”) of our wholly-owned subsidiary, Five Star Products, the holding company and sole stockholder of Five Star Group, Inc. (“Five Star Group”), for cash pursuant to the terms and subject to the conditions of the Stock Purchase Agreement between the Company and Merit, dated as of November 24, 2009 (the “Five Star Stock Purchase Agreement”).  As used herein, references to “Five Star” refer to Five Star Products or Five Star Group, or both, as the context requires.

On October 20, 2009, NPDC Holdings, Inc., which was then a wholly-owned subsidiary of the Company, closed a transaction with respect to the sale of approximately 1,000 acres of real property located in the Town of Pawling, County of Dutchess, New York, to Little Whaley Holdings, LLC, a New York limited liability company, for a purchase price of $12,500,000 in cash. We realized a pre tax gain of approximately $9,600,000 on such sale.

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

On June 19, 2008, pursuant to the terms of an Asset Purchase Agreement, dated as of June 16, 2008, by and among the Company, MXL Industries, MXL Operations, Inc. (“MXL Operations”), MXL Leasing, LP (“MXL Leasing”) and MXL Realty, LP (“MXL Realty” and, collectively with MXL Operations and MXL Leasing, the “MXL Buyers”), the MXL Buyers purchased substantially all the assets and assumed certain liabilities of the optical plastics molding and precision coating businesses of MXL Industries (the “MXL Business”).  As consideration, MXL Industries received approximately $5,200,000 in cash, of which approximately $2,200,000 was utilized to fully pay bank debt of MXL Industries.  The sale resulted in a gain of $87,000, net of $143,000 of related expenses.  MXL Industries also made an aggregate investment in the MXL Buyers of $275,000, so that the Company has a 19.9% interest in MXL Operations.

Nature of Our Business Following the Five Star Sale

Upon the consummation of the Five Star Sale, we became a “shell company”, as defined in Rule 12b-2 of the Exchange Act.  Because we are a shell company, our stockholders are unable to utilize Rule 144 of the Securities Act (“Rule 144”) to sell “restricted stock” as defined in Rule 144 or to otherwise use Rule 144 to sell our securities, and we are ineligible to utilize registration statements on Form S-3 or Form S-8 for so long as we remain a shell company and for 12 months thereafter.  As a consequence, among other things, the offering, issuance and sale of our securities is likely to be more expensive and time consuming and may make our securities less attractive to investors.  See “Item 1A. Risk Factors – As a result of the sale of Five Star, we are a shell company under the federal securities laws”.

We are evaluating and exploring available strategic options for the investment of the Company’s cash and cash equivalent assets in one or more operating businesses.  While we have focused our development or acquisition efforts on sectors in which our management has expertise, we do not wish to limit ourselves to, or to foreclose any opportunities in, any particular industry or sector.  The goal of our investment strategy is to develop or acquire businesses in order to generate value for our stockholders.  Our Board of Directors has resolved to develop or acquire interests in one or more operating businesses such that by mid-January 2011, we are primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities for purposes of the Investment Company Act.  Until such time as the liquid assets of the Company are so deployed into operating businesses, we intend to continue to invest such assets in high-grade, short-term investments (such as cash and cash equivalents) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation.

Although our Board of Directors believes that we are not engaged primarily in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being primarily engaged in those activities, once the closing of the Five Star Sale occurred, we appeared to come within the technical definition of an “investment company” under section 3(a)(1)(C) of the Investment Company Act.  We have operated on the assumption, therefore, that we fall within the scope of section 3(a)(1)(C) because the value of our investment securities (as defined in the Investment Company Act) is more than 40% of our total assets (exclusive of government securities and cash and certain cash equivalents).  Under the Investment Company Act, if we do not develop or acquire sufficient interests in one or more operating businesses by mid-January 2011, we may be required to register under the Investment Company Act.

Endo Pharmaceuticals

Endo Pharmaceuticals Holding Inc. (“Endo”) is a specialty pharmaceutical company engaged in the research, development, sale and marketing of branded and generic prescription pharmaceuticals used to treat and manage pain, overactive bladder, prostate cancer and the early onset of puberty in children, or central precocious puberty.

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

On March 23, 2009, Indevus filed a Current Report on Form 8-K with the SEC announcing the completion of an Agreement and Plan of Merger with Endo Pharmaceuticals Holdings Inc., a Delaware corporation (“Endo”), and BTB Purchaser Inc., a Delaware corporation and wholly-owned subsidiary of Endo, pursuant to which Endo acquired all of the issued and outstanding shares of the common stock, par value $0.001 per share, of Indevus (the “Endo Merger”).  As a part of the Endo Merger, the Contingent Rights were converted into the right to receive a cash payment contingent upon FDA approval of the Drug Applications.  The Company retains rights to receive certain cash payments based on FDA approval of certain drug applications.  Specifically, the Company has contingent rights to receive from Endo the following cash payments: (i) upon FDA approval of the uteral stent drug application (the “Uteral Stent”) on or before specified dates in 2012 - between $2,685,000 and $2,327,000, depending upon the terms contained in the FDA approval and (ii) upon FDA approval of the VP003 (Octreotide implant) drug application (“VP003”) on or before specified dates in 2012 - between $4,028,000 and $3,491,000, depending upon the terms contained in the FDA approval.   In February 2010,  Endo recorded a non-cash impairment charge due to heightened regulatory uncertainties related to their Aveed TM product, and reduced the corresponding contingent payment due to former Indevus shareholders due to the decreased probability that they will be obligated to make the contingent consideration payments related to the Uteral Stent.

Two parties related to the Company at the time of the original transaction in which the Company received the Contingent Rights, Bedford Oak Partners (which was at the time and is now a related party) and Mr. Jerome I. Feldman (who was then an officer of the Company and is no longer a related party), received an aggregate of 50% of the profit received from the sale on a pro-rata basis, of 458,019 shares of Indevus common stock in excess of $3.47 per share, and the future right to participate in an aggregate of 50% of the profits earned on 19.51% of shares of Indevus common stock received by the Company upon conversion of the contingent stock rights, described above, if any, at such time as such shares are sold by the Company. As a result of the consummation of the Endo Merger Agreement and the conversion of the Contingent Rights described above, the two parties would receive the following portions of the Company’s cash payments set forth above: (i) upon FDA approval of the uteral stent, between $262,000 and $227,000, and (ii) upon FDA approval of VP003 (Octreotide implant), between $393,000 and $341,000.

MXL Operations

The Company operated a molder and precision coater of optical plastics business through its wholly-owned subsidiary MXL Industries until June 19, 2008, when MXL Industries disposed of substantially all of its assets and transferred certain liabilities (see Note 2 to the Consolidated Financial Statements) and on the same date the Company purchased an interest of 19.9% in the business that was sold. The disposed operations specialize in manufacturing polycarbonate parts requiring adherence to strict optical quality specifications, and in the application of abrasion and fog resistant coatings to those parts. Polycarbonate is the most impact resistant plastic utilized in optical quality molded parts. Products include shields, face masks, security domes, and non-optical plastic products, produced for over 50 clients in the safety, recreation, security, and military industries.

Connecticut Property

The Company has interests in land and certain flowage rights in undeveloped property in Killingly, Connecticut with a carrying value of approximately $355,000 which is reflected in the consolidated balance sheets and, which management believes is less than fair value.

Employees

The Company employed a total of 198 employees as of December 31, 2009, of which 194 were full-time employees.  As of February 1, 2010, which was subsequent to the closing of the Five Star Sale, the Company employed a total of four employees, of which three were full-time employees.

Item 1A.  Risk Factors.

Risks Related to our Business

If we do not develop or acquire sufficient interests in one or more operating businesses by mid-January 2011, we may be required to register under the Investment Company Act.

Although our Board of Directors believes that we are not engaged primarily in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being primarily engaged in those activities, we appear to fall within the scope of section 3(a)(1)(C) of the Investment Company Act because the value of our investment securities (as defined in the Investment Company Act) is more than 40% of our total assets (exclusive of government securities and cash and certain cash equivalents).

A company that falls within the scope of section 3(a)(1)(C) of the Investment Company Act can avoid being regulated as an investment company if it can rely on certain of the exclusions under the Investment Company Act.  One such exclusion that management believes applies is Rule 3a-2 under the Investment Company Act and similar SEC principles and guidance, which allow a 3(a)(1)(C) investment company (as a “transient investment company”) a grace period of one year from the date of classification (in our case, the date of stockholder approval of the sale, which was January 14, 2010), to avoid registration under the Investment Company Act so long as it does not intend to engage primarily in the business of investing, reinvesting, owning, holding or trading in securities.

As a “transient investment company”, our Board of Directors has resolved and determined that we not engage in the business of investing, reinvesting, owning, holding or trading in securities.  Instead, the Board has directed that we seek to develop or acquire interests in one or more operating businesses such that by mid-January 2011, we are primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities for purposes of the Investment Company Act.  We cannot assure that we will successfully develop, or identify a suitable acquisition opportunity of, an operating business or businesses, or that if we do develop such a business or businesses or identify such an opportunity, any such acquisition will close on a timely basis, or at all.  There can be no assurance that we will be able to complete such development or acquisition by the applicable deadline, or at all.

If we were required to register as an “investment company” under the Investment Company Act, applicable restrictions could make it impractical for us to continue its business as contemplated and could have a material adverse effect on our business.

The Investment Company Act and the rules thereunder contain detailed requirements for the organization and operation of investment companies.  If we were required to register under the Investment Company Act, applicable restrictions and other requirements could make it impractical for us to continue its business as contemplated and could have a material adverse effect on our business.  In the event that we were to be required to register as an investment company under the Investment Company Act, we would be forced to comply with substantive requirements under the Act, including:

•	limitations on our ability to borrow;

•	limitations on our capital structure;

•	limitations on the issuance of debt and equity securities,

•	restrictions on acquisitions of interests in partner companies;

•	prohibitions on transactions with affiliates;

•	prohibitions on the issuance of equity-based compensation and other limitations on our ability to compensate key employees;

•	certain governance requirements;

•	restrictions on specific investments; and

•	reporting, record-keeping, voting and proxy disclosure requirements.

In the event that we were required to register under the Investment Company Act, compliance costs and burdens upon us may increase and the additional requirements may constrain our ability to conduct our business, which may adversely affect our results of operations or financial condition.

As a result of the sale of Five Star, we are a shell company under the federal securities laws.

Upon the sale of Five Star, we have no or nominal operations. Pursuant to Rule 405 of the Securities Act and Exchange Act Rule 12b-2, a shell company is defined as a registrant that has no or nominal operations, and either:

•	no or nominal assets;

•	assets consisting solely of cash and cash equivalents; or

•	assets consisting of any amount of cash and cash equivalents and nominal other assets.

Following the Five Star Sale, our consolidated balance sheet has consisted primarily of cash and cash equivalents. Accordingly, we are a shell company. Applicable securities rules prohibit shell companies from using a Form S-8 registration statement to register securities pursuant to employee compensation plans and from utilizing Form S-3 for the registration of securities for so long as we are a shell company and for 12 months thereafter.

Additionally, Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. To the extent that we acquire a business in the future, we must file a current report on Form 8-K containing the financial and other information required in a registration statement on Form 10 within four business days following completion of such a transaction.

To assist the SEC in the identification of shell companies, we are also required to check a box on our quarterly reports on Form 10-Q and our annual reports on Form 10-K that identifies us as a shell company. To the extent that we are required to comply with additional disclosure requirements because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. In addition, under Rule 144 of the Securities Act, a holder of restricted securities of a “shell company” is not allowed to resell securities of the company in reliance upon Rule 144 for so long as the company is a shell company and for 12 months thereafter.

Preclusion from any prospective purchase using the exemptions from registration afforded by Rule 144 may make it more difficult for us to sell equity securities in the future and the inability to utilize registration statements on Forms S-8 and S-3 is likely to increase our cost to register securities in the future.  Additionally, the loss of the use of Rule 144 and Forms S-3 and S-8 may make investments in our securities less attractive to investors and may make the offering and sale of our securities to employees, directors and others under compensatory arrangements more expensive and less attractive to recipients.

Until we select a particular industry or target business with which to complete a business combination, you will be unable to ascertain the merits or risks of the industry or business in which we may ultimately operate.

We intend to develop or acquire interests in one or more operating businesses, such that we become primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities for purposes of the Investment Company Act.  While we have focused our development or acquisition efforts on sectors in which our management has expertise, we do not wish to limit ourselves to, or to foreclose any opportunities in, any particular industry or sector.  The goal of our investment strategy is to develop or acquire businesses in order to generate value for our stockholders.  Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business or businesses with which we may ultimately enter a business combination.  Although we will evaluate the risks inherent in a particular target business, we cannot assure you that all of the significant risks present in that target business will be properly assessed. Even if we properly assess those risks, some of them may be outside of our control or ability to affect.  Depending upon the form of such transaction, stockholders may not be entitled to vote on the transaction.

Resources will be expended in researching potential acquisitions that might not be consummated.

The investigation of target businesses and the negotiation, drafting and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention in addition to costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control.

There can be no guarantee that we will quickly identify a potential target business or complete a business combination.

The process to identify potential acquisition targets, to investigate and evaluate the future business prospects thereof and to negotiate an acceptable purchase agreement with one or more target companies can be time consuming and costly. We may incur operating losses, resulting from payroll, rent and other overhead and professional fees, while we are searching for a business to develop or acquire.

We may be treated as a personal holding company or subject to the accumulated earnings tax, which could adversely affect our operating results and financial condition.

We may realize substantial “personal holding company income” within the meaning of Section 543 of the Internal Revenue Code of 1986, as amended, from investment of the proceeds of the Five Star Sale.  This could be significant if it were determined that we were a “personal holding company” for federal income tax purposes.  We have not determined whether our stock ownership could make us a personal holding company within the meaning of these rules.

In the event that we or any of our subsidiaries were determined to be a personal holding company, we or the subsidiary could be liable for additional taxes, and possibly interest and penalties, based on the undistributed personal holding company income and the tax rate in effect at that time, unless we decide to fully abate the tax by the payment of a dividend (such a dividend would not eliminate interest and penalties).  We are unable to quantify the amount of tax that we could be liable for or the dividend that we could elect to pay for future periods, because such amounts, if any, would be based upon the application of the personal holding company income rules to the results of our future operations.

If we or any of our subsidiaries were to pay personal holding company tax (and possibly interest and penalties), this could significantly increase our consolidated tax expense and adversely affect our operating results. In addition, if tax rates increase in the future, the amount of any personal holding company tax we or any of our subsidiaries may have to pay could increase significantly, further impairing our operating results. In that regard, the personal holding company tax rate, which is currently 15%, is scheduled to return to ordinary income tax rates for tax years beginning on or after January 1, 2011. If we were deemed to be a personal holding company and, instead of paying the personal holding company tax, we elected to pay a dividend to our stockholders in an amount equal to all or a significant part of our undistributed personal holding company income, we could consume a significant amount of cash resources and be unable to retain or generate working capital. This could adversely affect our financial condition. As a result, if we pay such a dividend, we may decide to seek additional financing, although that financing might not be available to us when and as required on commercially reasonable terms.

If we or our subsidiaries were determined not to be personal holding companies, we could still possibly be subject to the accumulated earnings tax if we were found to be a “mere holding company” or to have accumulated earnings beyond the reasonable needs of the business.  The accumulated earnings tax rate is currently 15% but is scheduled to increase to ordinary income tax rates in taxable years beginning on or after January 1, 2011.  As discussed above with respect to the personal holding company tax, the amount of any accumulated earnings tax we might have to pay could impair our operating results or, if we declared dividends in amounts sufficient to avoid the accumulated earnings tax, deplete our cash resources.

Following the Five Star Sale, we have no revenue from operations; therefore, our existing assets may be diminished and ultimately depleted by our corporate overhead and other expenses.

Following the Five Star Sale, we have no revenue from operations and have been experiencing significant negative cash flow. Expenditures related to corporate overhead generated and other related items are expensed.  Until such time as we develop or acquire an operating business or businesses that generate revenue, we will continue to deplete our existing assets.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

None.

Item 3.  Legal Proceedings.

None.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters.

The following table presents the high and low bid and asked prices for the Company’s common stock for 2009 and 2008.  The Company’s common stock, $0.01 par value, is quoted on the OTC Bulletin Board.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Quarter	High	Low

2009	First	$1.30	$1.10
	Second	$1.38	$0.99
	Third	$1.58	$1.10
	Fourth	$1.69	$1.32

2008	First	$2.38	$2.33
	Second	$2.28	$2.25
	Third	$2.12	$2.05
	Fourth	$1.44	$1.35

The number of stockholders of record of the Company’s common stock as of March 19, 2010 was 1,032 and the closing price on the OTC Bulletin Board of such common stock on that date was $1.21 per share.

The Company did not declare or pay any cash dividends on its common stock in 2009 or 2008. The Company currently intends to retain future earnings to finance the growth and development of its business and does not intend to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

On December 15, 2006, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock on that date, from time to time either in open market or privately negotiated transactions. The Company undertook this repurchase program in an effort to increase stockholder value.

On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 shares, or approximately 11% of the Company’s then-outstanding shares of common stock, to the Company’s stock repurchase program originally adopted in December 2006.  Immediately prior to this increase, a total of 255,038 shares remained available for repurchase under this repurchase program.

There were no common stock repurchases made by or on behalf of the Company during the fourth quarter ended December 31, 2009. At December 31, 2009 a total of 2,208,679 shares remained available for purchase.

Item 6.  Selected Financial Data.

Not required.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Overview

On January 15, 2010, we completed the Five Star Sale, in which we sold to Merit all of the issued and outstanding shares of Five Star for cash pursuant to the terms and subject to the conditions of the Five Star Stock Purchase Agreement (see Note 3 to the Consolidated Financial Statements).  See “Item 1. Business – General Development of Business”.

Five Star’s results of operations for 2009 have been accounted for as a discontinued operations in the consolidated statements of operations and its 2008 results of operations have been reclassified as discontinued operations to be consistent with the current year presentation (see Note 2 to the Consolidated Financial Statements). In addition, discontinued operations in 2008 include the result of MXL Industries, Inc. until substantially all of whose operating assets were sold on June 19, 2008 (see Note 6 to the Consolidated Financial Statements). Assets and liabilities of Five Star have been classified as held for sale in the consolidated balance sheet at December 31, 2009 and the 2008 consolidated balance sheet has been reclassified to present the assets and liabilities of Five Star separately as held for sale.

Five Star Sale

The Five Star Stock Purchase Agreement provided for an aggregate purchase price (the “Purchase Price”) for the Five Star Stock of $33,124,000, subject to certain adjustments to reflect (i)(A) dollar for dollar decreases in the event that Five Star’s outstanding revolving indebtedness under its loan agreement with Bank of America (the “Revolving Indebtedness”) decreased from the amount outstanding at March 31, 2009 compared to the amount outstanding on the date of the closing of the Five Star Sale (the “Closing Date”) or increases if such indebtedness increased (excluding increases or decreases due to income tax payments or refunds) (the “Cash Flow Adjustment”) and (B) increases dollar for dollar if Five Star had positive net results from March 31, 2009 to the Closing Date, or decreases if it had negative net results (the “Net Results Adjustment”) and (ii) a potential downward adjustment based on the value of certain designated inventory held by Five Star Group, less the value received for such inventory after the Closing Date (the “Inventory Adjustment”), to the extent such Inventory Adjustment post-closing exceeds $400,000 but is equal to or less than $1,000,000.

At the closing of the Five Star Sale (the “Five Star Closing”), (i) the Cash Flow Adjustment reduced the Purchase Price by $5,611,000, (ii) $15,173,000 of the Purchase Price was used to repay the Revolving Indebtedness (including related fees and expenses); (iii) $900,000 of the Purchase Price was placed in escrow - $300,000 of which is held by the Escrow Agent to provide for indemnity payments which we may be required to pay to Merit as described below (the “Indemnity Escrow Deposit”) and $600,000 of which is held by the Escrow Agent to provide for payment of Inventory Adjustments (the “Inventory Escrow Deposit”); and (iv) $970,000 of the Purchase Price was retained by Merit to fund severance payments to employees of Five Star.  $10,465,000 of the Purchase Price was remitted to the Company at the Five Star Closing.

The Purchase Price is subject to post-closing adjustments as a result of the Net Results Adjustment and the Inventory Adjustment. In February, 2010, the Company notified Merit that the Purchase Price should be increased by approximately $188,000 based on the Company’s calculation of the Net Results Adjustment.  On March 1, 2010, Merit notified the Company that based on their calculation of the Net Results Adjustment, the Purchase Price should be reduced by approximately $3,400,000. The Company does not agree with Merit’s calculation.  Pursuant to the Stock Purchase Agreement, the dispute may be submitted to binding arbitration by either Merit or the Company.  The Company believes that its position in the dispute with Merit is meritorious, but is currently unable to determine the outcome of any resolution of this matter.  In addition, the Company believes that the estimated range of net proceeds of the Five Star Sale previously disclosed by the Company in its definitive proxy statement relating to the Five Star Sale filed with the SEC on December 15, 2009 ($8.5 million to $9.5 million) will not be materially affected by the outcome of this disagreement.

The proceeds of the Five Star Sale will also be reduced by transaction costs, taxes, one half of the rent and other sums, if any, due under the warehouse lease for Five Star’s Connecticut location from the later of March 31, 2010 or when Five Star ceases to use the warehouse, through September 30, 2010, if any, costs relating to the satisfaction of certain obligations under state environmental laws in New Jersey and Connecticut, if any, as well as the post-closing adjustments due Merit pursuant to the Five Star Stock Purchase Agreement and the payment of amounts to indemnify Merit as provided in the Five Star Stock Purchase Agreement, if any.

Upon the consummation of the Five Star Sale, we became a “shell company”, as defined in Rule 12b-2 of the Exchange Act.  Because we are a shell company, our stockholders are unable to utilize Rule 144 to sell “restricted stock” as defined in Rule 144 or to otherwise use Rule 144 to sell our securities, and we are ineligible to utilize registration statements on Form S-3 or Form S-8 for so long as we remain a shell company and for 12 months thereafter.  As a consequence, among other things, the offering, issuance and sale of our securities is likely to be more expensive and time consuming and may make our securities less attractive to investors.  See “Item 1. Business – Nature of Our Business Following the Five Star Sale”, and “Item 1A. Risk Factors – As a result of the sale of Five Star, we are a shell company under the federal securities laws”.

Our Board of Directors is considering strategic uses for the Five Star Sale proceeds including, without limitation, using such funds, together with other funds of the Company, to develop or acquire interests in one or more operating businesses.  While we have focused our development or acquisition efforts on sectors in which our management has expertise, we do not wish to limit ourselves to, or to foreclose any opportunities in, any particular industry or sector.  Prior to this use, the Five Star Sale proceeds have been, and we anticipate will continue to be, invested in high-grade, short-term investments (such as cash and cash equivalents) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation, until such time as we need to utilize such funds, or any portion thereof, for the purposes described above.  We have not distributed, and do not anticipate distributing, the proceeds of the Five Star Sale to our stockholders.

Although our Board of Directors believes that we are not engaged primarily in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being primarily engaged in those activities, once the closing of the Five Star Sale occurred we appeared to come within the technical definition of an “investment company” under section 3(a)(1)(C) of the Investment Company Act.  We have operated on the assumption, therefore, that we fall within the scope of section 3(a)(1)(C) because the value of our investment securities (as defined in the Investment Company Act) is more than 40% of our total assets (exclusive of government securities and cash and certain cash equivalents).  Under the Investment Company Act, if we do not develop or acquire sufficient interests in one or more operating businesses by mid-January 2011, we may be required to register under the Investment Company Act.  See “Item 1A. Risk Factors - If we do not develop or acquire sufficient interests in one or more operating businesses by mid-January 2011, we may be required to register under the Investment Company Act.”

An investment company that falls within the scope of section 3(a)(1)(C) of the Investment Company Act can avoid being regulated as an investment company if it can rely on certain of the exclusions under the Investment Company Act.  One such exclusion that management believes applies is Rule 3a-2 under the Investment Company Act and similar SEC principles and guidance, which allow a 3(a)(1)(C) investment company (as a “transient investment company”) a grace period of one year from the date of classification (in our case, the date of stockholder approval of the Five Star Sale, which was January 14, 2010), to avoid registration under the Investment Company Act so long as it does not intend to engage primarily in the business of investing, reinvesting, owning, holding or trading in securities.

As a “transient investment company” our Board of Directors has resolved and determined that we not engage in the business of investing, reinvesting, owning, holding or trading in securities.  Instead, the Board has directed that we seek to develop or acquire interests in one or more operating businesses such that by mid-January 2011 we are primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities for purposes of the Investment Company Act.  There can be no assurance that we will be able to complete such acquisitions by the applicable deadline.

We are evaluating and exploring available strategic options for the investment of the Company’s cash and cash equivalent assets in one or more operating business.  While we have focused our development or acquisition efforts on sectors in which our management has expertise, we do not wish to limit ourselves to, or to foreclose any opportunities in, any particular industry or sector.  The goal of our investment strategy is to develop or acquire businesses in order to generate value for our stockholders.  Our Board of Directors has resolved to develop or acquire interests in one or more operating businesses such that by mid-January 2011, we are primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities for purposes of the Investment Company Act.  Until such time as the liquid assets of the Company are so deployed into operating businesses, we intend to continue to invest such assets in high-grade, short-term investments (such as cash and cash equivalents) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation.  We cannot assure that we will successfully develop, or identify a suitable acquisition opportunity of, an operating business or businesses, or that if we do develop such a business or businesses or identify such an opportunity, any such development or acquisition will close on a timely basis, or at all.

Five Star Leases

Five Star leases a warehouse facility in New Jersey totaling 236,000 square feet, a warehouse facility in Connecticut totaling 98,000 square feet, and a 300 square foot sales office in New York. GP Strategies and the Company guaranteed the leases for the New Jersey and Connecticut warehouses, having annual rentals of approximately $1,825,000 and $325,000 respectively and expiring in the third quarter of 2010.   In March 2009, the landlord of the Connecticut facility released GP Strategies from its guarantee, and accepted the guarantee from the Company. GP Strategies will be released from any further liability beyond September 30, 2010 provided that prior to August 31, 2010, GP Strategies delivers to the New Jersey landlord a letter of credit for $128,000 effective through September 30, 2011.  On January 15, 2010 the Company completed the sale to Merit of all the issued and outstanding stock of Five Star. Merit has extended the New Jersey lease through January 2011 and has agreed under the terms of the Stock Purchase Agreement to use its best efforts to have the New Jersey landlord release GP Strategies and the Company of guarantees on any future extensions effective after September 30, 2011.

 Other Assets

On October 20, 2009, NPDC Holdings, Inc., which was then a wholly-owned subsidiary of National Patent, closed a transaction with respect to the sale of approximately 1,000 acres of real property located in the Town of Pawling, County of Dutchess, New York, to Little Whaley Holdings, LLC, a New York limited liability company, for a purchase price of $12,500,000 in cash. We realized a pre tax gain of approximately $9,600,000

The Company owns certain non-strategic assets, including an investment in MXL Operations Inc., certain contingent stock rights in products under development by Endo and interests in land and flowage rights in undeveloped property in Killingly, Connecticut.  For the year ended December 31, 2007 and through June 2008, MXL Operations operated as a separate operating segment (see Note 2 to the Consolidated Financial Statements).  The Company monitors Endo for progress in achieving the milestones related to contingent stock rights.

 A Current Report on Form 8-K was filed by Indevus with the SEC on March 23, 2009 disclosing that Endo had acquired all of the issued and outstanding shares of Indevus common stock at such time.  Notwithstanding the consummation of such transaction, the Company retains rights to receive certain cash payments based on FDA approval of certain drug applications.  Specifically, the Company has a contingent right to receive from Endo the following cash payments: (i) upon FDA approval of the uteral stent drug application on or before specified dates in 2012, of between $2,685,000 and $2,327,000 depending on the terms contained in the FDA approval and (ii) upon FDA approval of VP003(Octreotide implant) drug application on or before specified dates in 2012, of between $4,028,000 and $3,491,000 depending on the terms contained in the FDA approval.  A Current Report on Form 8-K was filed by Endo on February 22, 2010 disclosing that Endo had recorded a non-cash impairment charge due to heightened regulatory uncertainties related to their Aveed TM product, and reduced the corresponding contingent payment due to former Indevus shareholders due to the decreased probability that they will be obligated to make the contingent consideration payments related to the Uteral Stent.  See “Item 1. Business- Endo Pharmaceuticals” and Note 8 to the Consolidated Financial Statements.

On June 19, 2008, pursuant to the terms of the MXL Agreement, by and among the Company, MXL Industries, a wholly-owned subsidiary of the Company, as the Seller, MXL Operations, MXL Leasing, and MXL Realty, the MXL Buyers (MXL Realty, MXL Operations and MXL Leasing, collectively) purchased substantially all the assets and assumed certain liabilities (except the “Excluded Liabilities,” as defined in the MXL Agreement) of the MXL Business (the Seller’s optical plastics molding and precision coating business).  As consideration, the Seller received approximately $5,200,000 in cash, of which approximately $2,200,000 was utilized to fully pay the bank debt relating to the MXL Business. See “Item 1. Business – General Development of the Business” and Note 2 to the Consolidated Financial Statements.

MXL Industries also made an aggregate capital contribution to the MXL Buyers of $275,000, allocated to each of MXL Operations, MXL Leasing and MXL Realty in a manner so that the Seller has a 19.9% interest in the total capital of each of MXL Leasing and MXL Realty and MXL Operations.

Tender Offer

On June 26, 2008, pursuant to the terms of the Tender Offer Agreement among the Company, Five Star and NPDV, a newly-formed wholly owned subsidiary of the Company, NPDV commenced a tender offer to acquire all the outstanding shares of Five Star common stock not held by the Company or NPDV at a purchase price of $0.40 per share, net to the seller in cash, without interest thereon and less any required withholding taxes.  The Tender Offer closed on August 26, 2008, and on August 28, 2008, the NPDV-Five Star Merger, in which NPDV merged with and into Five Star, with Five Star continuing as the surviving corporation, wholly-owned by the Company, was effected.  The Company paid approximately $1,028,000 for the tendered shares, $661,000 for the remaining shares to be tendered and incurred expenses related to the NPDV-Five Star Merger of approximately $642,000.  See “Item 1. Business – General Development of the Business” and Note 5 to the Consolidated Financial Statements.

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

Certain of our accounting policies require higher degrees of judgment than others in their application.  These include valuation of accounts receivable, vendors’ allowance, impairment of long-lived assets and accounting for income taxes which are summarized below.

Inventories

Inventories related to discontinued operations are valued at the lower of cost, using the first-in, first-out method, or market. Vendor allowances reduce the carrying cost of inventory unless they are specifically identified as a reimbursement for promotional programs and/or other services provided. Any such allowances received in excess of the actual cost incurred also reduce the carrying cost of inventory. See Note 2 to the Consolidated Financial Statements.

Valuation of accounts receivable.

Provisions for doubtful accounts are made based on consideration of the Company’s historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions. See Note 2 to the Consolidated Financial Statements.

Impairment of long-lived tangible assets

 Long-lived tangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived tangible assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount is not considered to be recoverable, the impairment to be recognized is measured by determining the amount by which the carrying amount exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost of sale. See Note 2 to the Consolidated Financial Statements.

The measurement of the future net cash flows to be generated is subject to management’s reasonable expectations with respect to the Company’s future operations and future economic conditions which may affect those cash flows.

The Company has interests in land and flowage rights in undeveloped property in Killingly, Connecticut with a carrying value of $355,000, which is reflected in the consolidated balance sheets and which management believes is less than fair value.

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

Derivatives and hedging activities

Five Star has entered into derivative financial instruments in order to manage exposures resulting from fluctuations in interest rates. The interest rate swap entered into by Five Star in connection with its loan agreement (see Note 2 to the Consolidated Financial Statements) is being recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income.

Year ended December 31, 2009 compared to the year ended December 31, 2008

As a result of the Stock Purchase Agreement between the Company and Merit dated November 24, 2009, the results for Five Star have been treated as a discontinued operation. On January 15, 2010, the Company completed the sale of all the issued and outstanding stock of Five Star.  In addition, discontinued operations in 2008 includes the result of MXL, substantially all of whose operating assets were sold on June 19, 2008.

For the year ended December 31, 2009, the Company had income from continuing operations before income taxes of $6,626,000 compared to a loss from continuing operations before income taxes of $3,462,000 for the year ended December 31, 2008.  The improved operating results are primarily the result of the Gain on sale of land of $9,668,000, as well as reduced General and administrative expenses partially offset by reduced Investment and other income.

General and administrative expenses

For the year ended December 31, 2009, general and administrative expenses (G&A) were $3,057,000 as compared to $3,524,000 for the year ended December 31, 2008.  The decreased G&A at the corporate level was primarily due to reduced facility and personnel costs in the 2009 period.

Gain on sale of Land

On October 20, 2009, NPDC Holdings, Inc., which was then a wholly-owned subsidiary of National Patent, closed a transaction with respect to the sale of approximately 1,000 acres of real property located in the Town of Pawling, County of Dutchess, New York, to Little Whaley Holdings, LLC, a New York limited liability company, for a purchase price of $12,500,000 in cash. The Company realized a pre tax gain of $9,668,000 in the year ended December 31, 2009.

Investment and other income

The Company recognized Investment and other income of $15,000 for the year ended December 31, 2009 as compared to Investment and other income of $62,000 for the year ended December 31, 2008, The change in Investment and other income is mainly due to; (i) reduced interest income of $185,000 due to lower interest rates, and (ii) an impairment  charge of $138,000 related to the Company’s investment in Millenium Cell in 2008.

Income taxes

Income taxes are provided for based on the asset and liability method of accounting . Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

For the years ended December 31, 2009 and 2008, the Company recorded an income tax (benefit) expense from continuing operations of $1,637,000, and $(644,000), respectively, which represents the Company’s applicable federal, state and local tax (benefit) expense for the periods.  For the year ended December 31, 2009, the provision for income taxes differed from the tax computed at the federal statutory income tax rate primarily due to state and local income taxes, non-deductible expenses, and a decrease in the valuation allowance mainly due to the utilization of net operating loss carryforwards by the Company.   For the year ended December 31, 2008, the provision for income taxes differed from the tax computed at the federal statutory income tax rate primarily due to state and local income taxes, non-deductible expenses, and an increase in the valuation allowance with respect to losses incurred by the Company.  In connection with the increase in ownership of Five Star from less than 80% to 100% during 2008, the excess of the financial reporting basis over tax basis in Five Star was no longer considered to be a taxable temporary difference and accordingly, a related $279,000 deferred income tax liability was reflected as an income tax benefit in 2008.   For the years ended December 31, 2009 and 2008, an income tax (expense) benefit of $(197,000) and $111,000, respectively, were recorded as part of discontinued operations related to tax on the operations of Five Star and MXL Industries.

Financial condition

At December 31, 2009, the Company had $23,006,000 of cash at the corporate level.  In addition, as a result of sale by the Company of all the issued and outstanding stock of Five Star to Merit on January 15, 2010, the Company received $10,465,000, before expenses, at the closing.

Liquidity and Capital Resources

At December 31, 2009, the Company had cash and cash equivalents totaling $23,006,000. The Company believes that such cash will be sufficient to fund the Company’s working capital requirements for at least the next 12 months.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“Codification”), which became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing rules and related literature issued by the FASB, American Institute of Certified Public Accountants (“AICPA”) and Emerging Issues task Force (“EITF”). The Codification also eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other literature is considered non-authoritative.  The Codification, which has not changed GAAP, was effective for interim and annual periods ending after September 15, 2009.  The Company adopted the Codification for the quarter ended September 30, 2009.  Other than the manner in which new accounting guidance is referenced, the adoption of the Codification had no impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance which establishes general standards of accounting for the disclosure of events that occur after the balance sheet date, but before financial statements are issued. The guidance, as amended in February 2010, requires that subsequent events be evaluated through the date the financial statements are issued.

In August 2009, the FASB issued amended guidance on the measurement of liabilities at fair value.  The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, the fair value of a liability be measured using one or more of the valuation techniques that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets.  If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.  This guidance is effective for the first reporting period (including interim periods) after issuance.  The Company adopted this guidance in the quarter ended September 30, 2009. The adoption did not have any effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued new disclosure requirements regarding derivative instruments and hedging activities. These requirements give financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. These requirements are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the requirements effective January 1, 2009. See Note 7 to the Consolidated Financial Statements.

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

The Company adopted the guidance effective January 1, 2009 and retrospectively adjusted its 2008 financial statements to reclassify the noncurrent in interest in Five Star as part of stockholders’ equity. In addition, net loss for 2008 has been retrospectively adjusted to exclude the noncontrolling interest’s share of Five Star’s net income. Five Star became wholly-owned subsidiary in August 2008 (see Note 5 to the Consolidated Financial Statements).

In December 2007, the FASB issued new accounting guidance related to the accounting for business combinations and related disclosures. This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination. It also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. The guidance is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The guidance, which was adopted effective January 1, 2009 did not have any effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued guidance on the fair value option for reporting financial assets and financial liabilities.  The guidance provides companies with an option to report selected financial assets and liabilities at fair value. Although effective for the Company beginning January 1, 2008, the Company did not elect to value any financial assets and liabilities at fair value.

In February 2008, the FASB issued amended guidance to delay the fair value measurement and expanded disclosures about fair value measurements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  Effective January 1, 2009, the Company adopted the guidance related to fair value measurements for nonfinancial assets and nonfinancial liabilities and the adoption of such guidance did not have any effect on the Company’s consolidated financial statements.

Contractual Obligations and Commitments

Five Star leases a warehouse facility in New Jersey totaling 236,000 square feet, a warehouse facility in Connecticut totaling 98,000 square feet, and a 300 square foot sales office in New York.

GP Strategies and the Company have guaranteed the leases for Five Star’s New Jersey and Connecticut warehouses, totaling approximately $1,825,000 and $325,000 per year, respectively through the third quarter of 2010. GP Strategies’ guarantee of such leases was in effect when Five Star was a wholly-owned subsidiary of GP Strategies. In March 2009, the landlord of the Connecticut facility released GP Strategies from its guarantee, and accepted the guarantee from the Company.  GP Strategies will be released from any further liability beyond September 30, 2010 provided that prior to August 31, 2010, GP delivers to the New Jersey landlord a letter of credit for $128,000 effective through September 30, 2011. On January 15, 2010 the Company completed the sale to Merit of all the issued and outstanding stock of Five Star.  Merit has extended the New Jersey lease through January 2011 and has agreed under the terms of the Five Star Stock Purchase Agreement to use its best efforts to have the New Jersey landlord release GP Strategies and the Company of guarantees on any future extensions effective after September 30, 2011.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.  Financial Statements and Supplementary Data.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements of National Patent Development Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
National Patent Development Corporation:

We have audited the accompanying consolidated balance sheets of National Patent Development Corporation (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Patent Development Corporation as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, on January 15, 2010, the Company completed the sale of Five Star Products, Inc., its remaining operating subsidiary.

EISNER LLP
New York, New York
March 29, 2010

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	December 31,
	2009	2008

General and administrative expenses	$(3,057)	$(3,524)

Operating loss	(3,057)	(3,524)

Gain on sale of land	9,668	-
Investment and other income, net	15	62

Income (loss ) from continuing operations before income taxes	6,626	(3,462)

Income tax (expense) benefit	(1,637)	644

Income (loss ) from continuing operations	4,989	(2,818)

Loss from discontinued operations	(222)	(542)

Net income (loss)	4,767	(3,360)
Less: net income of subsidiary attributable to noncontrolling interest		(34)
Net income (loss) attributable to National Patent Development Corporation	$4,767	$(3,394)

Basic and diluted net income (loss) per share attributable to National Patent Development Corporation shareholders:
Continuing operations	$0.28	$(0. 17)
Discontinued operations	(0.01)	(0.03)
Net income (loss)	$0. 27	$(0.20)

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2009	2008

Net income (loss)	$4,767	$(3,360)
Other comprehensive income (loss), before tax:
Net unrealized loss on available-for-sale-securities	-	(102)
Reclassification adjustment for loss on impairment of investment in Millenium Cell included in net loss	-	138
Net unrealized income (loss) on interest rate swap	308	(1,134)
Comprehensive income (loss) before tax	5,075	(4,458)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(123)	434
Comprehensive income (loss)	4,952	(4,024)

Comprehensive income attributable to noncontrolling interest	-	(20)
Comprehensive income (loss) attributable to National Patent Development Corporation	$4,952	$(4,044)

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$23,006	$13,021
Assets held for sale	30,812	34,073
Deferred tax asset	667	132
Prepaid expenses and other current assets	901	188
Total current assets	55,386	47,414
Property, plant and equipment, net	18	28
Non-current assets held for sale	-	1,527
Deferred tax asset		1,537
Investments in undeveloped land	355	2,900
Other assets	282	265
Total assets	$56,041	$53,671

Liabilities and stockholders’ equity
Current liabilities
Liabilities related to assets held for sale	$22,112	$26,227
Income taxes payable	964	-
Accounts payable and accrued expenses	1,132	384
Total current liabilities	24,208	26,611

Non current liability related to assets held for sale	-	1,111

Commitments and contingencies (Notes 8 and 17)

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; issued none	-	-
Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 18,125,809 shares in 2009 and 18,105,148 shares in 2008	181	181
Additional paid-in capital	29,574	28,642
Retained earnings (deficit)	3,918	(849)
Treasury stock, at cost (564,569 shares in 2009 and 2008)	(1,358)	(1,358)
Accumulated other comprehensive loss	(482)	(667)
Total stockholders’ equity	31,833	25,949
Total liabilities and stockholders’ equity	$56,041	$53,671

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2009	2008
Cash flows from operating activities:

Net income (loss)	$4,767	$(3,360)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	421	656
Gain on sale of MXL assets	-	(87)
Impairment of investment	-	138
Expenses paid in common stock	27	52
Stock based compensation	905	2,160
Provision for doubtful accounts	64	278
Gain on sale of land	(9,668)	-
Deferred income taxes	879	(1,027)
Changes in other operating items:
Accounts and other receivables	778	1,530
Inventories	3,066	3,667
Prepaid expenses and other assets	(185)	(308)
Income taxes payable	964	-
Accounts payable and accrued expenses	(282)	(4,940)
Net cash provided by (used in) operating activities	1,736	(1,241)

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(65)	(672)
Acquisition of minority interest in Five Star	-	(3,854)
Net proceeds from sales of assets of MXL	-	4,661
Investment in MXL	-	(275)
Net proceeds from sale of land	12,196	-
Net cash provided by (used in) investing activities	12,131	(140)

Cash flows from financing activities:
Purchase of treasury stock	-	(1,115)
Proceeds from exercise of common stock warrants	-	3,560
Repayment of short-term borrowings	(3,888)	(1,553)
Settlement of and repurchase of Five Star options	-	(422)
Repayment of long-term debt	-	(1,698)
Net cash used in financing activities	(3,888)	(1,228)

Net increase (decrease) in cash and cash equivalents	9,979	(2,609)
Cash and cash equivalents at beginning of period	13,089	15,698
Cash and cash equivalents at end of period, including assets held for sale	23,068	13,089
Cash and cash equivalents included in assets held for sale	(62)	(68)
Cash and cash equivalents at end of period	$23,006	$13,021

Supplemental disclosures of cash flow information:

Cash paid (refund received) during the period for:
Interest	$1,668	$1,543
Income taxes	(107)	564

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008

(in thousands, except per share data)

			NPDC share of equity
	Common stock		Additional paid-in	Retained earnings	Treasury stock, at	Accumulated other comprehensive	Noncontrolling	Total Stock- holders’
	shares	amount	capital	(deficit)	cost	income (loss)	interest	equity

Balance at December 31, 2007	18,086,006	$180	$26,825	$2,545	$(3,458)	$(17)	$2,902	$28,977
Net unrealized loss on available for sale securities						(102)		(102)
Reclassification adjustment related to loss on impairment of available for sale securities included in net loss						138		138
Net unrealized loss on interest rate swap, net of tax of $472						(686)	(14)	(700)
Net loss				(3,394)			34	(3,360)
Equity based compensation expense			1,318				126	1,444
Repurchased equity options of Five Star			(150)				(32)	(182)
Acquisition of additional interest in Five Star							(3,016)	(3,016)
Settlement of option to acquire shares of Five Star			(240)					(240)
Issuance of 1,423,886 treasury shares upon exercise of warrants			351		3,209			3,560
Purchase of 462,859 shares of Treasury Stock					(1,115)			(1,115)
Issuance of 2,866 shares of treasury stock to directors					6			6
Reclassification of common stock subject to exchange rights			493					493
Issuance of common stock to MXL Retirement and Savings Plan	10,260	1	24					25
Issuance of common stock to directors	8,882		21					21

Balance at December 31, 2008	18,105,148	$181	$28,642	$(849)	$(1,358)	$(667)	$-	$25,949
Net unrealized gain on interest rate swap, net of tax of $123						185		185
Net income				4,767				4,767
Equity based compensation expense			905					905
Issuance of common stock to directors	20,661		27					27
Balance at December 31, 2009	18,125,809	$181	$29,574	$3,918	$(1,358)	$(482)	$-	$31,833

See accompanying notes to consolidated financial statements

NATIONAL PATENT DEVELOPMENT CORPORATION
Notes to Consolidated Financial Statements

1.           Description of activities

National Patent Development Corporation (the “Company” or “National Patent”) at December 31, 2009 was engaged in the home improvement distribution business through its indirect wholly-owned subsidiary, Five Star Group, Inc. (“Five Star”), and also owned certain other non-strategic assets.

On January 15, 2010, after approval of its stockholders on January 14, 2010, National Patent completed the sale to The  Merit Group, Inc. (“Merit”) of all of the issued and outstanding stock of National Patent’s wholly-owned subsidiary, Five Star Products, Inc., the holding company and sole stockholder of  Five Star,  for cash pursuant to the terms and subject to the conditions of an agreement dated as of November 24, 2009 (see Note 3).

Upon the consummation of the sale, the Company became a “shell company”, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Although National Patent’s Board of Directors believes that it is not engaged primarily in the business of investing, reinvesting, or trading in securities, and National Patent does not hold itself out as being primarily engaged in those activities, once the closing of the sale occurred, National Patent appeared to come within the technical definition of an “investment company” under section 3(a)(1)(C) of the Investment Company Act.  National Patent has operated on the assumption, therefore, that it falls within the scope of section 3(a)(1)(C) because the value of its investment securities (as defined in the Investment Company Act) is more than 40% of its total assets (exclusive of government securities and cash and certain cash equivalents).  Under the Investment Company Act, if National Patent does not develop or acquire sufficient interests in one or more operating businesses by mid-January 2011, National Patent may be required to register under the Investment Company Act.

An investment company that falls within the scope of section 3(a)(1)(C) of the Investment Company Act can avoid being regulated as an investment company if it can rely on certain of the exclusions under the Investment Company Act.  One such exclusion that management believes applies is Rule 3a-2 under the Investment Company Act and similar SEC principles and guidance, which allow a 3(a)(1)(C) investment company (as a “transient investment company”) a grace period of one year from the date of classification (in our case, the date of stockholder approval of the Five Star sale, which was January 14, 2010), to avoid registration under the Investment Company Act so long as it does not intend to engage primarily in the business of investing, reinvesting, owning, holding or trading in securities.

As a “transient investment company”, National Patent’s Board of Directors has resolved and determined that National Patent not engage in the business of investing, reinvesting, owning, holding or trading in securities.  Instead, National Patent’s Board has directed that National Patent seek to develop or acquire interests in one or more operating businesses such that by mid-January 2011, National Patent is primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities for purposes of the Investment Company Act.  There can be no assurance that National Patent will be able to complete such acquisitions by the applicable deadline.

National Patent is evaluating and exploring available strategic options for the investment of the Company’s cash and cash equivalent assets in one or more operating businesses.  While National Patent has focused its development or acquisition efforts on sectors in which its management has expertise, it does not wish to limit itself to, or to foreclose any opportunities in, any particular industry or sector.  The goal of National Patent’s investment strategy is to develop or acquire businesses in order to generate value for National Patent’s stockholders.  National Patent’s Board of Directors has resolved to develop or acquire interests in one or more operating businesses such that by mid-January 2011, National Patent is primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities for purposes of the Investment Company Act.  Until such time as the liquid assets of the Company are so deployed into operating businesses, National Patent intends to continue to invest such assets in high-grade, short-term investments (such as cash and cash equivalents) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation.  National Patent cannot assure that it will successfully develop, or identify a suitable acquisition opportunity of an operating business or businesses, or that if National Patent does develop such a business or businesses or identify such an opportunity, any such development or acquisition will close on a timely basis, or at all.

2.           Discontinued Operation

Five Star’s results of operations for 2009 have been accounted for as a discontinued operation in the accompanying consolidated statements of operations and its 2008 results of operations have been reclassified as discontinued operations to be consistent with the current year presentation. In addition, discontinued operations in 2008 includes the result of MXL Industries, Inc. (“MXL”) substantially all of whose operating assets were sold on June 19, 2008 (see Note 6). Assets and liabilities of Five Star have been classified as held for sale in the accompanying consolidated balance sheet at December 31, 2009 and the 2008 consolidated balance sheet has been reclassified to present the assets and liabilities of Five Star separately as held for sale.

At December 31, 2009 and 2008 Five Star’s assets and liabilities held for sale were as follows (in thousands):

	December 31,
	2009	2008
Current assets
Cash and cash equivalents	$62	$68
Accounts and other receivables, less allowance for doubtful accounts of $407 and $420 (a)	8,972	9,812
Inventories – finished goods	19,979	23,045
Prepaid expenses and other current assets	618	1,148
Property, plant and equipment, net (b)	666	-
Intangible assets, net	471	-
Other assets	44	-
	30,812	34,073

Non-current assets
Property, plant and equipment, net (b)	-	884
Intangible assets, net	-	599
Other assets	-	44
	-	1,527

Current liabilities
Short term borrowings (Note 7)	14,487	18,375
Accounts payable and accrued expenses (c)	6,822	7,852
Liability related to interest rate swap (Note 7)	803	-
	22,112	26,227

Non-current liabilities
Liability related to interest rate swap (Note 7)		1,111

Net assets held for sale	$8,700	$8,262

(a) The following is a summary of the allowance for doubtful accounts related to accounts receivable of discontinued operations for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Balance at beginning of year	$420	$412
Provision for doubtful accounts	64	279
Elimination of MXL allowance in connection with sale of its assets	-	(192)
Uncollectible accounts written off, net of recoveries	(77)	(79)
Balance at end of year	$407	$420

(b) Property, plant and equipment of Five Star consists of the following (in thousands):

	December 31,
	2009	2008

Leasehold improvements	$440	$429
Machinery and equipment	1,080	1,041
Furniture and fixtures	920	905
	2,440	2,375
Accumulated depreciation	(1,774)	(1,491)
	$666	$884

Depreciation expense for the years ended December 31, 2009 and 2008 amounted to $283,000 and $335,000, respectively.

(c) Accounts payable and accrued expenses of Five Star are comprised of the following (in thousands):

	December 31,
	2009	2008
Accounts payable	$4,965	$5,225
Accrued expenses and other	841	1,552
Deferred revenue	1,016	1,075
	$6,822	$7,852

For the years ended December 31, 2009 and 2008 the components of income from discontinued operations were as follows (in thousands):

	Year Ended
	December 31,
	2009	2008

Five Star
Sales	$99,483	$115,461
Cost of sales	83,184	95,133
Gross margin	16,299	20,328

Selling, general and administrative expenses	14,858	19,012
Charge related to resignation of Chairman of Five Star (Note 19 (a)	-	1,096

Operating income	1,441	220

Interest expense	(1,494)	(1,366)
Other income	28	31

Loss from discontinued operation before income taxes	(25)	(1,115)

Income tax benefit (expense)	(197)	111

Loss from discontinued operation	(222)	(1,004)

MXL (1)
Income from discontinued operations, including an $87 net gain on sale of assets	-	462

Loss from discontinued operations	$(222)	$(542)

(1) Sales of MXL amounted to $4,052 in 2008.

3.           Sale of Five Star

On January 15, 2010 (the “Closing Date”), National Patent completed the sale to Merit of all of the issued and outstanding stock of Five Star for cash pursuant to the terms and subject to the conditions of a Stock Purchase Agreement.

The Stock Purchase Agreement provided for an aggregate purchase price (the “Purchase Price”) for the stock of $33,124,000, subject to certain adjustments to reflect (i)(A) changes in the outstanding balance of Five Star’s revolving indebtedness under its loan agreement with Bank of America (the “Revolving Indebtedness”) from the amount outstanding at March 31, 2009 compared to the amount outstanding on the Closing Date (the “Cash Flow Adjustment”) and (B) increases dollar for dollar if Five Star had positive net results, as defined, from March 31, 2009 to the Closing Date, or decreases if it had negative net results, as defined, during such period (the “Net Results Adjustment”) and (ii) a potential downward adjustment based on the value of certain designated inventory held by Five Star, less the value received for such inventory after the Closing Date (the “Inventory Adjustment”), to the extent such Inventory Adjustment post-closing exceeds $400,000 but is equal to or less than $1,000,000.

At the Closing Date (i) the Cash Flow Adjustment reduced the Purchase Price by $5,611,000, (ii) $15,178,000 of the Purchase Price was used to repay the Revolving Indebtedness (including related fees and expenses of $384,000); (iii) $900,000 of the Purchase Price was placed in escrow - $300,000 of which is held by the Escrow Agent to provide for indemnity payments which National Patent may be required to pay to Merit as described below and $600,000 of which is held by the Escrow Agent to provide for payment of the Inventory Adjustment; and (iv) $970,000 of the Purchase Price was retained by Merit to fund severance payments to employees of Five Star.  The $10,465,000 balance of the Purchase Price was remitted to National Patent at the Closing Date. Additionally, the Purchase Price is subject to post-closing adjustments as a result of the Net Results Adjustment and the Inventory Adjustment as discussed above.

The proceeds of the sale will also be reduced by transaction costs, taxes, one half of the rent and other sums, if any, due under the warehouse lease for Five Star’s Connecticut location from the later of March 31, 2010 or when Five Star ceases to use the warehouse, through September 30, 2010, if any, costs relating to the satisfaction of certain obligations under state environmental laws in New Jersey and Connecticut, if any, and the payment of amounts to indemnify Merit as provided in the Stock Purchase Agreement, if any. At December 31, 2009, transactions costs related to the sale amounted to approximately $707,000, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

In February, 2010, the Company notified Merit that the Purchase Price should be increased by approximately $188,000 based on the Company’s calculation of the Net Results Adjustment.  On March 1, 2010, Merit notified the Company that based on their calculation of the Net Results Adjustment, the Purchase Price should be reduced by approximately $3,400,000.

The Company does not agree with Merit’s calculation.  Pursuant to the Stock Purchase Agreement, the dispute may be submitted to binding arbitration by either Merit or the Company.  The Company believes that its position in the dispute with Merit is meritorious, but is currently unable to determine the outcome of any resolution of this matter.

4.           Summary of significant accounting policies

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates.

Cash equivalents

Cash equivalents consist of investment in Treasury money market funds.

Inventories

Inventories related to discontinued operations are valued at the lower of cost, using the first-in, first-out method, or market. Vendor allowances reduce the carrying cost of inventory unless they are specifically identified as a reimbursement for promotional programs and/or other services provided. Any such allowances received in excess of the actual cost incurred also reduce the carrying cost of inventory. See Note 2.

Revenue recognition

Revenue on product sales, related to discontinued operations, is recognized at the point in time when the product has been shipped, title and risk of loss has been transferred to the customer, and the following conditions are met: persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectability of the resulting receivable is reasonably assured.  Allowances for estimated returns and discounts are recognized when sales are recorded. See Note 2.

Shipping and handling costs

Shipping and handling costs, related to discontinued operations, which are included as a part of selling, general and administrative expense included therein (see Note 2), amounted to $5,110,000 and $5,403,000 for the years ended December 31, 2009 and 2008, respectively.

Employees’ stock based compensation.

The Company recognizes employees’ stock based compensation cost over the vesting period of an award, based on the fair value at the grant date.

Valuation of accounts receivable

Provisions for doubtful accounts are made based on consideration of the Company’s historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions. See Note 2.

Property, plant and equipment

Property, plant and equipment are carried at cost, net of allowance for depreciation. Major additions and improvements are capitalized while maintenance and repairs which do not extend the lives of the assets are expensed as incurred. Gain or loss on the disposition of property, plant and equipment is recognized in operations when realized. Depreciation is provided on a straight-line basis over estimated useful lives of 5 to 40 years for buildings and improvements and 3 to 7 years for machinery, equipment and furniture and fixtures. See Note 2.

Impairment of long-lived tangible assets

Long-lived tangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived tangible assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount is not considered to be recoverable, the impairment to be recognized is measured by determining the amount by which the carrying amount exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost of sale. See Note 2.

Income taxes

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

Derivatives and hedging activities

Five Star has entered into derivative financial instruments in order to manage exposures resulting from fluctuations in interest rates. The interest rate swap entered into by Five Star in connection with its loan agreement (see Note 7) is being recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Changes in the fair value of the interest rate swap, which has been designated as a cash flow hedge, were recognized in other comprehensive income.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“Codification”), which became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing rules and related literature issued by the FASB, American Institute of Certified Public Accountants (“AICPA”) and Emerging Issues task Force (“EITF”). The Codification also eliminates the previous GAAP hierarchy and establishes one level of authoritative GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other literature is considered non-authoritative.  The Codification, which has not changed GAAP, was effective for interim and annual periods ending after September 15, 2009.  The Company adopted the Codification for the quarter ended September 30, 2009.  Other than the manner in which new accounting guidance is referenced, the adoption of the Codification had no impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance which establishes general standards of accounting for the disclosure of events that occur after the balance sheet date, but before financial statements are issued. The guidance, as amended in February 2010, requires that subsequent events be evaluated through the date the financial statements are issued.

In August 2009, the FASB issued amended guidance on the measurement of liabilities at fair value.  The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, the fair value of a liability be measured using one or more of the valuation techniques that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets.  If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.  This guidance is effective for the first reporting period (including interim periods) after issuance.  The Company adopted this guidance in the quarter ended September 30, 2009. The adoption did not have any effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued new disclosure requirements regarding derivative instruments and hedging activities. These requirements give financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. These requirements are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the requirements effective January 1, 2009. See Note 7.

In December 2007, the FASB issued new guidance on noncontrolling interests in consolidated financial statements. This guidance requires that ownership interests in subsidiaries held by parties other than the parent, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This guidance is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively for all periods presented. The Company adopted the guidance effective January 1, 2009 and retrospectively adjusted its 2008 financial statements to reclassify the noncontrolling interest in Five Star as part of stockholders’ equity. In addition, net loss for 2008 has been retrospectively adjusted to exclude the noncontrolling interest’s share of Five Star’s net income. Five Star became a wholly-owned subsidiary in August 2008 (see Note 5).

In December 2007, the FASB issued new accounting guidance related to the accounting for business combinations and related disclosures. This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination. It also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. The guidance is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The guidance, which was adopted effective January 1, 2009 did not have any effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued guidance on the fair value option for reporting financial assets and financial liabilities.  The guidance provides companies with an option to report selected financial assets and liabilities at fair value. Although effective for the Company beginning January 1, 2008, the Company did not elect to value any financial assets and liabilities at fair value.

In February 2008, the FASB issued amended guidance to delay the fair value measurement and expanded disclosures about fair value measurements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  Effective January 1, 2009, the Company adopted the guidance related to fair value measurements for nonfinancial assets and nonfinancial liabilities and the adoption of such guidance did not have any effect on the Company’s consolidated financial statements.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments, and accounts receivable from customers. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution.

Income (loss) per share

Income (loss) per share attributable to National Patent Development Corporation stockholders for the year ended December 31, 2009 and 2008 is calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008
Basic and diluted EPS

Income (loss) from continuing operations	$4,989	$(2,818)

Loss from discontinued operation	(222)	(576)
Net income (loss)	$4,767	$(3,394)

Weighted average shares outstanding	17,553	16,784
Continuing operations	$0.28	$(0.17)

Discontinued operations	(0.01)	(0.03)
Net earnings (loss) per share	$0.27	$(0.20)

Options for 3,350,000 common shares were not included in the diluted computation in 2009 and 2008, as their effect would be anti-dilutive. For 2009, the effect would be anti-dilutive, because the exercise price of the options were greater then the average market price of the Company’s common shares during the year. For 2008, no options were included because the Company has a loss from continuing operations.

Accumulated other comprehensive loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,
	2009	2008
Net unrealized loss on interest rate swap	$(803)	$(1,111)
Income tax benefit	321	444
Accumulated other comprehensive loss, net of tax	$(482)	$(667)

5.           Acquisition of minority interest in Five Star

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

The Tender Offer expired on August 26, 2008, and on August 28, 2008, NPDV merged with and into Five Star (the “NPDV-Five Star Merger”) with Five Star continuing as the surviving corporation, wholly-owned by the Company.   Each share of Five Star common stock outstanding immediately prior to the effective time of the NPDV-Five Star Merger (other than shares held by the Company, Five Star or NPDV, all of which were cancelled and retired and ceased to exist), were converted in the NPDV-Five Star Merger into the right to receive the price paid pursuant to the Tender Offer, in cash. The Company paid approximately $1,028,000 for the tendered shares, $661,000 for the remaining outstanding shares pursuant to the merger and incurred expenses related to the NPDV-Five Star Merger of approximately $642,000.  The total purchase price for the 17.7% minority interest was $2,331,000. The excess ($642,000) of purchase price over the book value of the minority interest has been recorded as customer lists. This intangible asset is being amortized over a five year period.  Amortization expense for the years ended December 31, 2009 and 2008 was $128,000 and $43,000, respectively and is included in discontinued operations (see Note 2).

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

Further, the termination of the agreements related to the options and shares resulted in $489,000 of previously unrecognized compensation cost related to unvested share-based compensation arrangements of Five Star which was charged to discontinued operations in 2008.

Prior to the commencement of the Tender Offer, in accordance with the Tender Offer Agreement, (i) the Company transferred to NPDV: (A) all of the shares of Five Star common stock held by the Company (representing a 57% interest) and (B) a convertible note issued by Five Star’s wholly-owned subsidiary, and (ii) NPDV converted such note into an aggregate of 7,000,000 shares of Five Star common stock, increasing the Company’s indirect ownership interest in Five Star to 82.3%.

6.           Sale of assets of MXL Industries

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

The results for MXL Industries have been accounted for as a discontinued operation (see Note 2).

7.           Short-term borrowings of Five Star

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

The Loan Agreement provided Five Star with a $35,000,000 revolving credit facility (“Revolving Credit Facility”), subject to a $3,500,000 sub-limit for letters of credit.  The Revolving Credit Facility allowed Five Star to borrow up to (a) 85% of eligible receivables plus (b) the greater of (i) the lesser of $20,000,000 or 65% (to be reduced by 1% per quarter commencing July 1, 2008) of eligible inventory, or (ii) the lesser of $20,000,000 or 85% of the appraised net orderly liquidation value of eligible inventory minus (c) the amount of outstanding letter of credit obligations, as those terms are defined therein.  At December 31, 2009, Five Star was allowed to borrow 53.6% of eligible inventory. All obligations under the Revolving Credit Facility were collateralized by first priority liens on all of Five Star’s existing and future assets.

Loans made to Five Star under the Revolving Credit Facility bore interest at a per annum rate based on the Base Rate of Bank of America, as defined, plus 2.25%, as modified, or at a per annum rate based on LIBOR plus 325 basis points, as modified, at Five Star’s election.  The LIBOR and Base Rate margins were subject to adjustment based on certain performance benchmarks.

At December 31, 2009 and December 31, 2008, approximately $14,487,000 and $18,375,000 was outstanding under the Loan Agreement (see Note 2) and approximately $1,807,000 and $3,677,000 was available to be borrowed, respectively.  Substantially all of Five Star’s assets are pledged as collateral for these borrowings.

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

Effective June 30, 2008, Five Star entered into an interest rate swap with Bank of America, which has been designated as a cash flow hedge. Effective June 30, 2008 through June 30, 2011, Five Star will pay a fixed interest rate of 3.62% to Bank of America on notional principal of $20,000,000.  In return, Bank of America will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount.  The credit spread under the Loan Agreement is not included in, and will be paid in addition to this fixed interest rate of 3.62%.  The fair value of the interest rate swap amounted to a liability of $803,000 and $1,111,000 at December 31, 2009 and 2008, respectively (see Note 2). Changes in the fair value of the interest rate swap were recognized in other comprehensive income.

On January 15, 2010, the then outstanding balance of $14,794,000 including accrued interest, under the Loan Agreement was fully repaid to Bank of America from the proceeds from the sale of Five Star (see Note 3).

8.           Contingent rights

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

On March 23, 2009, Indevus filed a Current Report on Form 8-K with the SEC announcing the completion of an Agreement and Plan of Merger with Endo Pharmaceuticals Holdings Inc., a Delaware corporation (“Endo”) and BTB Purchaser Inc., a Delaware corporation and wholly-owned subsidiary of Endo, pursuant to which Endo acquired all of the issued and outstanding shares of the common stock, par value $0.001 per share, of Indevus (the “Endo Merger”).  As a part of the Endo Merger, the Contingent Rights were converted into the right to receive a cash payment contingent upon FDA approval of the Drug Applications.  As a result of the consummation of the Endo Merger, the Company has contingent rights to receive from Endo the following cash payments: (i) upon FDA approval of the uteral stent drug application (the “Uteral Stent”) on or before specified dates in 2012 - between $2,685,000 and $2,327,000, depending upon the terms contained in the FDA approval and (ii) upon FDA approval of the VP003 (Octreotide implant) drug application (“VP003”) on or before specified dates in 2012 - between $4,028,000 and $3,491,000, depending upon the terms contained in the FDA approval.   Two parties related to the Company at the time of the original transaction in which the Company received the Contingent Rights (one of which continues to be a related party) would be entitled to receive a portion of any such cash payments received by the Company (see Note 18(a)).  In February 2010, Endo filed a current report on Form 8-K with the SEC in which they disclosed that they recorded a non-cash impairment charge due to heightened regulatory uncertainties related to their Aveed TM product, and reduced the corresponding liability for contingent payment due to former Indevus shareholders recorded on their balance sheet due to the decreased probability that they will be obligated to make the contingent consideration payments related to the Uteral Stent.

9.           Investment and other income, net

Investment and other income, net is comprised of the following (in thousands):

	Year Ended
	December 31,
	2009	2008
Impairment of Investment in Millenium Cell	$-	$(138)
Interest income	15	200
	$15	$62

10.           Marketable securities

Marketable securities (included in other assets), which are classified as available-for-sale and carried at market value, is comprised of the Company’s investment in Millenium Cell Inc. (“Millennium”). Millennium is a publicly traded emerging technology company engaged in the business of developing innovative fuel systems for the safe storage, transportation and generation of hydrogen for use as an energy source. At December 31, 2009 and 2008, the Company owned 364,771 shares of common stock of Millennium with a market value of $0 and $7,000, respectively.  For the year ended December 31, 2008, the Company considered their investment to be other than temporarily impaired and accordingly recorded an impairment loss of $138,000 related to such shares.

11.           Property, plant and equipment

Property, plant and equipment of National Patent consist of the following (in thousands):

	December 31,
	2009	2008
Furniture and fixtures	$58	$56
Accumulated depreciation	(40)	(28)
	$18	$28
See Note 2 for details of Five Star’s property, plant and equipment.

12.     Accounts payable and accrued expenses

Accounts payable and accrued expenses of National Patent consist of the following:

	December 31,
	2009	2008

Accrued professional fees	$895	$315
Accounts payable and other accrued expenses	237	69
	$1,132	$384

13.           Income taxes

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2009	2008
Continuing operations:
Current
Federal	$678	$172
State and local	286	33
Total current	964	205
Deferred
Federal	660	(799)
State and local	13	(50)
Total deferred	673	(849)
Total income tax expense (benefit)	$1,637	$(644)

Discontinued operations:
Current
Federal	$(11)	$14
State and local	4	4
Total current	(7)	18
Deferred
Federal	44	(108)
State and local	160	(21)
Total deferred	204	(129)
Total income tax expense (benefit)	$197	$(111)

The difference between the expense (benefit) for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) from continuing operations  is as follows:

	Year Ended December 31,
	2009	2008
Federal income tax rate	34.0%	(34.0)%
Benefit from increase in ownership of Five Star	-	8.3
Change in valuation allowance	-	6.5
Utilization of carry forwards	(9.1)	-
Other	2.9	0.6
Effective tax rate	27.8%	(18.6)%

The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities from continuing operations are summarized as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Assets and liabilities held for sale	$997	$1,089
Deferred transaction costs	111	-
Allowance for doubtful accounts	8	-
Accrued liabilities	77	16
Marketable securities	7	7
Net operating loss carryforward	108	2,116
Charitable contributions carryforward	-	3
Equity-based compensation	1,000	508
Alternative minimum tax credit carryforward	-	172
Gross deferred tax assets	2,308	3,911
Less: valuation allowance	(1,641)	(2,242)
Deferred tax assets after valuation allowance	$667	$1,669

As a result of an increase in the ownership of Five Star and the ability to file a consolidated U.S. federal tax return, the excess of the financial reporting basis over tax basis in Five Star was no longer considered to be a taxable temporary difference and accordingly, the related deferred tax liability of $279,000 was eliminated and reflected as a deferred tax benefit in continuing operations in 2008.

As of December 31, 2009, the Company has various State net operating loss carryforwards of approximately $1.7 million, of which approximately $1.6 million expires in 2016 and approximately $0.1 million expires in 2029.  During 2009, the Company utilized all of its federal net operating loss carryforward and alternative minimum tax credit carryforward.

A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $600,000 during the year ended December 31, 2009 due to the utilization of net operating loss carryforwards and other deferred tax assets, and increased by approximately $400,000 during the year ended December 31, 2008.

Effective January 1, 2007, the Company adopted guidance to clarify the uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As required by such guidance, the Company applied the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date, which resulted in no unrecognized tax benefits reflected in the accompanying financial statements. Pursuant to such guidance, the Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as interest and other expense, respectively, in the Consolidated Statement of Operations.

The Company files a consolidated federal income tax return with its subsidiaries. Prior to July 2008, Five Star was less then 80% owned by the Company and filed its own consolidated return with its holding company parent. In addition, the Company and Five Star file separate state and local income tax returns. For federal income tax purposes, the 2006 through 2009 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, the 2005 through 2009 tax years remain open for examination by the tax authorities under a four year statute of limitations.

14.         Capital Stock

The Company’s Board of Directors without any vote or action by the holders of common stock is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased. At December 31, 2009 and 2008, the Company had repurchased 1,791,321 shares of its common stock and 2,208,679 shares remained available for repurchase.

15.         Incentive stock plans and stock based compensation

The Company had initially adopted a stock-based compensation plan for employees and non-employee members of its Board of Directors in November 2003 (the “2003 Plan”), which was subsequently amended in March 2007 (the “2003 Plan Amendment”). In December 2007, the Company adopted the National Patent Development Corporation 2007 Incentive Stock Plan (the “2007 NPDC Plan”).  The plans provide for up to 3,500,000 and 7,500,000 awards for shares under the 2003 Plan Amendment and 2007 NPDC Plan, respectively in form of discretionary grants of stock options, restricted stock shares, and other stock-based awards to employees, directors and outside service providers. The Company’s plans are administered by the Compensation Committee of the Board of Directors, which consists solely of non-employee directors. The term of any option granted under the plans will not exceed ten years from the date of grant and, in the case of incentive stock options granted to a 10% or greater holder of total voting stock of the Company, three years from the date of grant.  The exercise price of any option granted under the plans may not be less than the fair market value of the common stock on the date of grant or, in the case of incentive stock options granted to a 10% or greater holder of total voting stock, 110% of such fair market value.

In March 2007, the Company granted an aggregate of 3,200,000 nonqualified stock options to officers and directors and in July 30, 2007, the Company granted an aggregate of 150,000 non-qualified stock options under the 2003 Plan.   No options were granted in 2009 or 2008. The Company recorded compensation expense related to the above option grants of $905,000 and $916,000 for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009 no awards were granted under the 2007 NPDC Plan and the number of shares reserved and available for award under the 2003 Plan Amendment is 150,000.

Information with respect to the Company’s outstanding stock options at the beginning and end of 2009 is presented below. There was no stock option activity under the plans in 2009.

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2009	3,350,000	$2.49	7.9	$0	*
Options outstanding at December 31, 2009	3,350,000	2.49	6.9	$0	*
Options exercisable at December 31, 2009	2,366,667	$2.45	6.9	$0	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

As of December 31, 2009, there was $156,000 of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 0.2 years.

As a result of the NPDV-Five Star Merger, all vested and unvested options and restricted stock granted under the Five Star plan were cancelled for a cash payment of $182,000 (see Note 5).  In 2008, Five Star recognized compensation expense related to the terminated options and restricted stock of $589,000.

16.           Other benefit plans

MXL Employee Benefit Plan

NPDC Holdings, Inc. (formerly MXL Industries) maintains a 401(k) Savings Plan, the MXL Industries, Inc. Retirement and Savings Plan (the “MXL Plan”), for employees who have completed at least one hour of service coincident with the first day of each month. The MXL Plan permits pre-tax contributions by participants. The Company matched up to 50% of the participants’ first 7% of compensation contributed. The Company also matched participants’ contributions in shares of Company common stock through August 28, 2008, and subsequent to that date, matched in cash, which totaled $ 7,000 and $2,000 in 2009 and 2008, respectively.   During the year ended December 31, 2008, the Company contributed 10,260 shares of Company’s common stock with a value of approximately $25,000 as a matching contribution to the MXL Plan.

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

The Savings Plan is administered by a trustee appointed by the Board of Directors of Five Star and all contributions are held by the trustee and invested at the participants’ directions in various mutual funds. Five Star’s expense associated with the Savings Plan was approximately $118,000 and $142,000 for the years ended December 31, 2009 and 2008, respectively.

17.         Commitments and Contingencies

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

(b)
Five Star had several noncancellable leases for real property and machinery and equipment which were assumed by Merit pursuant to the sale of Five Star. Such leases expire at various dates with, in some cases, options to extend their terms. As of December 31, 2009, minimum rentals under long-term operating leases were as follows (in thousands):

	Real Property	Machinery & Equipment	Total
2010	2,343	367	2,710
2011	1,657	136	1,793
2012	70		70
Total	$4,070	$503	$4,573

Several of the leases contained provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense of Five Star which is included in discontinued operations was approximately $3,980,000, and $3,676,000 for the years ended December 31, 2009 and 2008, respectively. GP Strategies and the Company have guaranteed the leases for Five Star’s New Jersey and Connecticut warehouses, having annual rentals of approximately $1,825,000 and $325,000 per year, respectively through the third quarter of 2010. GP Strategies’ guarantee of such leases was in effect when Five Star was a wholly-owned subsidiary of GP Strategies. In March 2009, the landlord of the Connecticut facility released GP Strategies from its guarantee, and accepted the guarantee from the Company.  GP Strategies will be released from any further liability beyond September 30, 2010 on the New Jersey facility provided that prior to August 31, 2010, GP delivers to the New Jersey landlord a letter of credit for $128,000 effective through September 30, 2011. Merit has extended the New Jersey lease through January 2011 and has agreed under the terms of the Stock Purchase Agreement to use its best efforts have the New Jersey landlord  release GP Strategies and the Company of guarantees on any future extensions effective after September 30, 2011.

(c)	See Note 3 in respect to claims related to the sale of Five Star.

18.         Related party transactions

(a)
On November 12, 2004, the Company entered into an agreement to borrow approximately $1,022,000 from Bedford Oak Partners, which is controlled by Harvey P. Eisen, Chairman, Chief Executive Officer and a director of the Company, and approximately $568,000 from Jerome I. Feldman, who was at the time Chairman and Chief Executive Officer of the Company, which was utilized to exercise an option held by the Company to purchase Series B Convertible Preferred shares of Valera (see Note 8).  In January 2005, the Company prepaid the loans and all accrued interest in full. As further consideration for making these loans, Bedford Oak Partners and Mr. Feldman became entitled to a portion of the consideration received by the Company on the sale of certain Valera shares.  As a result of the acquisition of Valera by Indevus, this obligation related to the sale of Indevus shares by the Company. The November 12, 2004 agreement also provides for Bedford Oak Partners and Mr. Feldman to participate in 50% of the profits earned on 19.51% of shares of Indevus common stock received by the Company upon conversion of the Contingent Rights, if any, at such time as such shares are sold by the Company.

As a result of the consummation of the merger between Indevus and Endo in 2009, the Company has a contingent right to receive from Endo certain cash payments. The two related parties would receive the following portions of the Company’s cash payments upon the occurrence of the following events: (i) upon FDA approval of the Uteral Stent, between $262,000 and $227,000, and (ii) upon FDA approval of VP003, between $393,000 and $341,000.

(b)
On April 5, 2007, Five Star, in connection with its acquisition of substantially all the assets of Right-Way Dealer Warehouse (“Right-Way”), entered into a lease for a warehouse with a company owned by the former principal of Right-Way who presently serves as an executive of Five Star. The lease has an initial term of five years with two successive five-year renewal options and provides for an annual rent of $325,000, subject to adjustment. Rent expense for the years ended December 31, 2009 and 2008 was $280,000 and $325,000, respectively.   Five Star also has an option to purchase the warehouse at any time during the initial term of the lease for $7,750,000, subject to 3% annual adjustment.

19.           Stockholders equity

(a) On March 25, 2008, Chairman of the Board of Five Star, and a director of the Company resigned effective immediately.  In connection with the resignation, Five Star, the Company and this individual entered into an agreement, dated March 25, 2008, pursuant to which the individual sold to the Company (i) 200,000 shares of Company common stock, which was exchangeable into 1,200,000 shares of Five Star common stock owned by the Company, at $3.60 per share, which equates to $0.60 per share of Five Star common stock had the individual exercised his right to exchange these shares of  Company common stock into shares of Five Star common stock and (ii) 1,698,336 shares of Five Star common stock at $0.60 per share.  In addition, the individual’s children and grandchildren sold to the Company an additional 301,664 shares of Five Star common stock that they had received from the individual at $0.60 per share. The market value of Company common stock on March 25, 2008 was $2.40 per share.  The excess cash paid of $1.20 per share over the market value on the 200,000 shares of Company common stock purchased from the individual, or $240,000, was deemed to be the settlement of the option to exchange Company common stock for Five Star common stock and was charged to Additional paid-in capital. Five Star recorded a compensation charge of $1,096,000 in 2008 related to the above transactions, including the unrecognized value of the 2,000,000 shares of Five Star common stock issued and the option to convert the 200,000 shares of Company common stock discussed above.  In addition, the expense included $440,000, which represents the excess of the purchase price over the quoted market price of the 2,000,000 shares of Five Star common stock on the date of the agreement to acquire such shares. As a result of the repurchase of the 200,000 shares of Company common stock, which were also convertible into shares of Five Star common stock, the carrying value of the Company’s shares was reclassified from temporary to permanent equity.

The agreement also contained one-year non-compete, standstill and non-solicitation provisions and terminated his three year employment agreement.

(b)
On August 11, 2008, the Company, and holders of warrants to purchase an aggregate of 1,423,886 shares of Company common stock, dated as of December 3, 2004 (the “Warrants”), amended the Warrants to (i) extend the expiration date of the Warrants from August 14, 2008 to August 15, 2008 and (ii) reduce the exercise price of the Warrants from $3.57 per share to $2.50 per share, which was in excess of the closing price on August 11, 2008.  On August 13, 2008, the holders of warrants exercised the warrants and the Company issued and sold 1,423,886 shares of treasury stock to the holders of the warrants  for cash consideration of $2.50 per share, representing an aggregate purchase price of $3,560,000.

20.	Sale of land

On October 20, 2009, NPDC Holdings, Inc., a wholly-owned subsidiary of the Company, sold approximately 1,000 acres of undeveloped real property located in the Town of Pawling, County of Dutchess, New York with a carrying value of $2,500,000 for $12,500,000 in cash, resulting in a pre tax gain of $9,668,000, net of related expenses of $304,000.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

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

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) as of December 31, 2009.  Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of such time.

The Company’s principal executive officer and principal financial officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management of the Company, including its principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.

Based on their assessment using those criteria, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Item 9B.       Other Information.

The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on December 28, 2009.

There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 11,409,504 shares of common stock of a total number of 17,561,240 shares of common stock issued, outstanding and entitled to vote at the Annual Meeting.

At the Annual Meeting, the following proposals were submitted to a vote of our stockholders, and each was approved and adopted by our stockholders, as indicated below:

Proposals:

1.     To elect six directors to our Board of Directors.

Election of Directors	Votes For	Votes Withheld
Harvey P. Eisen	10,307,006	1,102,498
John C. Belknap	10,190,483	1,219,021
Talton R. Embry	11,319,768	89,736
Lawrence G. Schafran	11,191,325	218,179
Scott N. Greenberg	10,311,783	1,097,721
James Schreiber, Esq.	11,319,768	89,736

As a result, Messrs. Eisen, Belknap, Embry, Schafran, Greenberg and Schreiber were re-elected as directors of the Company for a one year term expiring at our next annual meeting of stockholders or until their respective successors have been duly elected and qualified.

2.           To approve and ratify the appointment of Eisner LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
11,319,640	23,130	16,734	0

As a result, the proposal was approved and adopted by our stockholders.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders under the captions “Directors and Executive Officers”, “Corporate Governance”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Audit Committee.”

Item 11.       Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to shares of Company common stock that may be issued under existing equity compensation plans.

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

(1)
Consists of (i) the 2003 Stock Plan, as amended, which was originally adopted by the Board of Directors and approved by the sole stockholder of the Company on November 3, 2003 and the amendment thereto, which was approved by the Board of Directors of the Company on March 1, 2007 and by the stockholders of the Company on December 20, 2007; and (ii) the 2007 Incentive Stock Plan, which was approved by the Board of Directors on July 30, 2007 and by the stockholders of the Company on December 20, 2007.

Additional information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders under the caption “Stock Ownership of Management and Principal Stockholders”.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders under the captions “Certain Transactions with Management” and “Director Independence”.

Item 14.  Principal Accounting Fees and Services.

The information regarding principal accountant fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is incorporated by reference to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.       Exhibits and Financial Statement Schedules.

(a)(1)                 The following financial statements are included in Part II, Item 7. Financial Statements and Supplementary Data:

(a)(2)	Schedules have been omitted because they are not required or are not applicable, or the required information has been included in the financial statements or the notes thereto.

(a)(3)	See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PATENT DEVELOPMENT CORPORATION

Date: March 30, 2010	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ HARVEY P. EISEN	Chairman, President and Chief Executive Officer	March 30, 2010
Harvey P. Eisen	(Principal Executive Officer)
/s/ JOHN C. BELKNAP	Vice President and Director	March 30, 2010
John C. Belknap
/s/ LAWRENCE G. SCHAFRAN	Director	March 30, 2010
Lawrence G. Schafran
/s/ TALTON R. EMBRY	Director	March 30 2010
Talton R. Embry
/s/ SCOTT N. GREENBERG	Director	March 30, 2010
Scott N. Greenberg
/s/ JAMES SCHREIBER, ESQ.	Director	March 30, 2010
James Schreiber, Esq.
/s/ IRA J. SOBOTKO	Vice President, Chief Financial Officer	March 30, 2010
Ira J. Sobotko	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.			Description

2.1
Form of Distribution Agreement between GP Strategies Corporation and the Registrant (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form S-1, Registration No. 333-118568 filed with the SEC on August 26, 2004)

2.2
Stock Purchase Agreement, dated November 24, 2009, between the Registrant and The
Merit Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 25, 2009)

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

10.1		#
National Patent Development Corporation 2003 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form S-1, Registration No. 333-118568 filed with the SEC on August 26, 2004)

10.2
Loan and Security Agreement dated as of June 20, 2003 by and between Five Star Group, Inc. and Fleet Capital Corporation (incorporated herein by reference to Exhibit 10.1 to Five Star Products, Inc. Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003 (SEC File No. 000-25869))

10.3
First Modification Agreement dated as of May 28, 2004 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender (incorporated herein by reference to Exhibit 10.11 to Five Star Products, Inc. Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005 (SEC File No. 000-25869))

10.4
Second Modification Agreement dated as of March 22, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender. (incorporated herein by reference to Exhibit 10.12 to Five Star Products, Inc. Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005 (SEC File No. 000-25869))

10.5
Third Modification Agreement dated as of June 1, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender. (incorporated herein by reference to Exhibit 10.1 to Five Star Products, Inc. Form 10-Q for the quarter ended June 30, 2005 filed with the SEC on August 12, 2005 (SEC File No. 000-25869))

Exhibit No.	Description

10.6
Fourth Modification Agreement dated September 26, 2005, but effective as of August 1, 2005, by and between Five Star Group, Inc., as borrower and Fleet Capital Corporation, as Lender (incorporated herein by reference to Exhibit 10.1 to Five Star Products, Inc. Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 15, 2005 (SEC File No. 000-25869))

10.7
Fifth Modification Agreement dated November 14, 2005 - Waiver of minimum Fixed Charge Coverage Ratio requirement for the three months ended September 30, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender (incorporated herein by reference to Exhibit 10.2 to the Five Star Products Form 10-Q for the third quarter ended September 30, 2005 (SEC File No. 000-25869))

10.8
Sixth Modification Agreement dated March 23, 2006 - Waiver of Fixed Charge Coverage for the fiscal quarter and fiscal year ending December 31, 2005 by and between Five Star Group, Inc. as borrower and Fleet Capital Corporation, as Lender (incorporated herein by reference to Exhibit 10.14 to Five Star Products, Inc. Form 10-K for the year ended December 31, 2005 filed with the SEC on March 31, 2006 (SEC File No. 000-25869))

10.9
Restated and Amended Loan and Security Agreement, dated as of June 27, 2008, by and between Five Star Group, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 to Five Star Products, Inc. Form 8-K filed with the SEC on July 3, 2008)

10.10
Agreement of Subordination and Assignment, dated as of June 27, 2008, by JL Distributors, Inc., Five Star Group, Inc., Five Star Products, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.2 to Five Star Products, Inc. Form 8-K filed with the SEC on July 3, 2008)

10.11
Guaranty and Pledge Agreement, dated as of June 27, 2008, by Five Star Products, Inc. in favor of Bank of America, N.A. (incorporated herein by reference to Exhibit 10.3 to Five Star Products, Inc. Form 8-K filed with the SEC on July 3, 2008)

10.12
Restated and Amended Promissory Note of Five Star Group, Inc. payable to the order of Bank of America, N.A., dated as of June 26, 2008 (incorporated herein by reference to Exhibit 10.4 to Five Star Products, Inc. Form 8-K filed with the SEC on July 3, 2008)

10.13
Amended Promissory Note in the amount of $2,800,000 dated June 30, 2005, between the Five Star Products, Inc. and National Patent Development Corporation (incorporated herein by reference to Exhibit 10.2 to Five Star Products, Inc. Form 10-Q for the quarter ended June 30, 2005 filed with the SEC on August 12, 2005 (SEC File No. 000-25869))

10.14
Lease dated as of February 1, 1986 between Vernel Company and Five Star Group, Inc., as amended on July 25, 1994 (incorporated herein by reference to Exhibit 10.6 to Five Star Products, Inc. Form 10-K for the year ended December 31, 1998 filed with the SEC on March 31, 1998)

Exhibit No.		Description

10.15
Letter Amendment, dated March 24, 2008, and prior amendments, to Lease dated February 1, 1986 between Vernel Company and Five Star Group, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 13, 2009)

10.16
Lease dated as of May 4, 1983 between Vornado, Inc., and Five Star Group, Inc. (incorporated herein by reference to Exhibit 10.7 to Five Star Products, Inc. Form 10-K for the year ended December 31, 1998 filed with the SEC on March 31, 1998 (SEC File No. 000-25869))

10.17
Seventh Lease Modification and Extension Agreement, dated June 9, 2009, and prior modifications and extensions, to Lease dated as of May 4, 1983 between Vornado, Inc. and Five Star Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 13, 2009)

10.18
Letter Amendment, dated June 23, 2009 to Lease dated February 1, 1986 between Vernel Company and Five Star Group, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 16, 2009)

10.19
Amended and Restated Investor Rights Agreement dated as  of May 30, 2003 by and among Hydro Med Sciences and  certain Institutional Investors (incorporated herein by  reference to Exhibit 10.34 to GP Strategies’ Form 10-K  for the year ended December 31, 2003 filed with the SEC on April 14, 2004 (SEC File No. 001-07234))

10.20
Amended and Restated Investor Right of First Refusal and Co-Sale Agreement dated as of May 30, 2003 by and among Hydro Med Sciences, Inc. and certain Institutional Investors (incorporated herein by reference to Exhibit 10.35 to the GP Strategies’ Form 10-K for the year ended December 31, 2003 filed with the SEC on April 14, 2004)

10.21
Stock Purchase Option Agreement dated as of June 30, 2004 by and among GP Strategies Corporation, National Patent Development Corporation, Valera Pharmaceuticals Inc. and certain Institutional Investors (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Form S-1, Registration No. 333-118568 filed with the SEC on August 26, 2004)

10.22	#
Note Purchase Agreement dated as of November 12, 2004 by and between the Registrant, MXL Industries, Inc., Bedford Oak Partners L.P. and Jerome Feldman (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2004 filed with the SEC on April 15, 2005 (SEC File No. 000-50587))

10.23	#	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2006)

10.24
Amended and Restated Convertible Promissory Note dated June 30, 2005 between Five Star Products, Inc. and JL Distributors, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

Exhibit No.		Description

10.25
Registration Rights Agreement, dated as of March 2, 2007, between Five Star Products, Inc. and JL Distributors, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.26	#
Agreement, dated as of March 2, 2007, between Five Star Products, Inc. and Leslie Flegel (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.27	#
Registration Rights Agreement, dated as of March 2, 2007, between Five Star Products, Inc. and Leslie Flegel (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.28	#
Purchase Agreement, dated as of March 2, 2007, between National Patent Development Corporation and Leslie Flegel (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.29	#
Registration Rights Agreement, dated as of March 2, 2007, between National Patent Development Corporation. and Leslie Flegel (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.30	#
Restricted Stock Agreement, dated as of March 2, 2007, between Five Star Products, Inc. and John Belknap (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.31	#
Registration Rights Agreement, dated as of March 2, 2007, between Five Star Products, Inc. and John Belknap (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.32	#
Non-Qualified Stock Option Agreement, dated March 1, 2007, between the Registrant and Harvey P. Eisen (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by the Registrant with the SEC on March 7, 2007)

10.33	#
Stock Option Agreement, dated March 1, 2007, between National Patent Development Corporation and John Belknap (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.34	#
Stock Option Agreement, dated March 1, 2007, between National Patent Development Corporation and Talton Embry (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.35	#
Stock Option Agreement, dated March 1, 2007, between National Patent Development Corporation and Scott Greenberg (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.36	#
Stock Option Agreement, dated March 1, 2007, between National Patent Development Corporation and Lawrence Schafran (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

Exhibit No.		Description

10.37
Asset Purchase Agreement dated as of March 13, 2007 between Five Star Products, Inc. and Right-Way Dealer Warehouse, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2007)

10.38
Agreement of Lease, dated as of April 5, 2007, between Kampner Realty, LLC, as Landlord, and Five Star Products, Inc., as Tenant, for premises located at 1202 Metropolitan Avenue, Brooklyn, NY (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2007)

10.39	#
Employment Agreement, dated as of April 5, 2007, between Five Star Group, Inc. and Ronald Kampner (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2007)

10.40
Amendment to Agreement of Lease between Kampner Realty, LLC, as Landlord, and Five Star Products, Inc., as Tenant, for premises located at 1202 Metropolitan Avenue, Brooklyn, New York, agreed upon and entered into on June 11, 2007 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 14, 2007)

10.41	#
Stock Option Agreement dated as of July 30, 2007 between the Company and Ira J. Sobotko (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007 filed with the SEC on November 14, 2007)

10.42	#
Stock Option Agreement dated as of July 17, 2007 between Five Star Products, Inc. and Ira J. Sobotko (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007 filed with the SEC on November 14, 2007)

10.43	#
National Patent Development Corporation 2003 Incentive Stock Plan, as amended (incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed by the Registrant with the SEC on November 16, 2007)

10.44	#
National Patent Development Corporation 2007 Incentive Stock Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed by the Registrant with the SEC on November 16, 2007)

10.45	#	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 99 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2009)

10.46
Asset Purchase Agreement, dated as of June 16, 2008, by and among National Patent Development Corporation, MXL Industries, Inc., MXL Operations, Inc., MXL Leasing, LP and MXL Realty, LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 19, 2008)

10.47
Stockholders Agreement, dated as of June 16, 2008, by and among MXL Operations, Inc., MXL Industries, Inc. and the other stockholders of MXL Operations, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 19, 2008)

Exhibit No.		Description

10.48
Limited Partnership Agreement of MXL Leasing, LP, dated as of June 16, 2008, by and between MXL GP, LLC and the limited partners of MXL Leasing, LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 19, 2008)

10.49
Limited Partnership Agreement of MXL Realty, LP, dated as of June 16, 2008, by and between MXL GP, LLC and the limited partners of MXL Realty, LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 19, 2008)

10.50
Put and Call Option Agreement, dated as of June 16, 2008, by and between MXL Operations, Inc., MXL Leasing, LP, MXL Realty, LP and MXL Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 19, 2008)

10.51
Tender Offer and Merger Agreement, dated June 26, 2008, among the Company, NPDV Acquisition Corp. and Five Star Products, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 26, 2008)

10.52	#
Letter Agreement, dated June 26, 2008 among Bruce Sherman, Company and Five Star Products, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 26, 2008)

10.53	#
Letter Agreement, dated June 26, 2008 among Ronald Kampner, Company and Five Star Products, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 26, 2008)

10.54	#
Letter Agreement, dated June 26, 2008 among Charles Dawson, Company and Five Star Products, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 26, 2008)

10.55	#
Letter Agreement, dated June 26, 2008 among Joseph Leven, Company and Five Star Products, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 26, 2008)

10.56	#
Letter Agreement, dated June 26, 2008 among Ira Sobotko, Company and Five Star Products, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 26, 2008)

10.57	#
Letter Agreement, dated June 26, 2008 among Mr. John C. Belknap, Company and Five Star Products, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 26, 2008)

Exhibit No.		Description

10.58
Letter Agreement amending certain warrant certificates, dated as of August 11, 2008, by and among National Patent Development Corporation, The Gabelli Small Cap Growth Fund, The Gabelli Equity Income Fund, The Gabelli ABC Fund, and The Gabelli Convertible and Income Securities Fund Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on August 12, 2008)

10.59
National Patent Development Corporation Warrant Certificate, dated as of December 3, 2004, issuing 379,703 warrants to The Gabelli Small Cap Growth Fund (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on August 12, 2008)

10.60
National Patent Development Corporation Warrant Certificate, dated as of December 3, 2004, issuing 379,703 warrants to The Gabelli Convertible Securities and Income Fund Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on August 12, 2008)

10.61
National Patent Development Corporation Warrant Certificate, dated as of December 3, 2004, issuing 379,703 warrants to The Gabelli Equity Income Fund (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on August 12, 2008)

10.62
National Patent Development Corporation Warrant Certificate, dated as of December 3, 2004, issuing 284,777 warrants to The Gabelli ABC Fund (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on August 12, 2008)

10.63
Contract of Sale dated as of October 7, 2009 between NPDC Holdings, Inc. and Little Whaley Holdings LLC (incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2009)

14		Code of Ethics Policy (incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2004 filed with the SEC on April 15, 2005)

21	*	Subsidiaries of the Registrant

31.1	*	Certification of the principal executive officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of the principal financial officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer and the principal financial officer of the Registrant

___________________________
*      Filed herewith.

#      Management contract or compensatory plan or arrangement.