Form 10-K/A
period 2009-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 2010-04-30
CIK 1279715

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

As of April 12, 2010, 17,565,508 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

National Patent Development Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 (the “2009 Form 10-K”), pursuant to General Instruction G(3) to Form 10-K for the purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K.  This Form 10-K/A discloses information required to be disclosed in Part III, Items 10 through 14 and Part IV, Item 15 of Form 10-K.  This Form 10-K/A also includes disclosure in Part II, Item 9B, which has been revised solely for the purpose of disclosing certain compensation granted to the Company’s principal executive officer after the date of filing of the Form 10-K. Accordingly, the Company hereby amends and replaces in their entirety Item 9B and Items 10 through 14 of the 2009 Form 10-K.

As a result of this amendment, the Company is filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  The cover page of this amendment has also been revised to provide the number of outstanding shares of Company common stock as of April 12, 2010.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the 2009 Form 10-K.

TABLE OF CONTENTS

		Page

PART II

Item 9B.	Other Information	1

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	2
Item 11.	Executive Compensation	6
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	13
Item 13.	Certain Relationships and Related Transactions, and Director Independence	16
Item 14.	Principal Accounting Fees and Services	19

PART IV

Item 15.	Exhibits and Financial Statement Schedules	20

SIGNATURES		21

PART II

ITEM 9B.             OTHER INFORMATION

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
As a result, Messrs. Eisen, Belknap, Embry, Schafran, Greenberg and Schreiber were re-elected as directors of the Company for a one-year term expiring at our next annual meeting of stockholders or until their respective successors have been duly elected and qualified.

2.           To approve and ratify the appointment of Eisner LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
11,319,640	23,130	16,734	0

As a result, the proposal was approved and adopted by our stockholders.

On April 28, 2010, Board of Directors determined to grant to Harvey P. Eisen, the Chairman of the Board of Directors, Chief Executive Officer and President of the Company, for 2010 for his role in the completion of the sale of both the Company’s undeveloped real property located in Pawling, New York and Five Star Products, the latter of which closed in January 2010, (i) a discretionary cash bonus of $500,000 and (ii) an option to purchase 250,000 shares of common stock of the Company granted under the Company’s 2007 Incentive Stock Plan. The options have an exercise price equal to fair market value on the date of grant, vest over three years, in approximately one-third increments each year, commencing on the first anniversary of the date of grant and have a term of ten years, subject to earlier termination as provided in the form of option agreement.  Additionally, on April 28, 2010, Mr. Eisen’s salary was increased from $100,000 per annum to $150,000 per annum retroactive effective January 1, 2010.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Effective April 1, 2010, Talton R. Embry resigned from the Board of Directors of the Company.  On April 23, 2010, the Board of Directors decreased the number of directors constituting the Board of Directors from six members to five members. Set forth below are the names of, and certain biographical information regarding, the directors of the Company.

Harvey P. Eisen, 67, has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since June 2007 and also served as its President since July 2007.  Mr. Eisen has served as a director of the Company since 2004 and served as a director of Five Star Products from November 2007 until its sale by the Company in January 2010.  Mr. Eisen has served as Chairman and Managing Member of Bedford Oak Advisors, LLC, an investment partnership, since 1998.  Prior thereto, Mr. Eisen served as Senior Vice President of Travelers, Inc. and of Primerica, each a financial services company, prior to its merger with Travelers in 1993.  Mr. Eisen has over 30 years of asset management experience, is often consulted by the national media for his views on all phases of the investment marketplace, and is frequently quoted in The Wall Street Journal, The New York Times, PensionWorld, U.S. News & World Report, Financial World and Business Week, among other publications.  Mr. Eisen also has appeared and currently appears regularly on such television networks as CNN and CNBC.  Mr. Eisen is a trustee of the University of Missouri Business School, where he established the first accredited course on the Warren Buffet Principles of Investing.  He is also a trustee for Johns Hopkins University. Mr. Eisen has also been a director of GP Strategies Corporation (“GP Strategies”) since 2002 and has been Chairman of the Board of Directors of GP Strategies since April 2005.  For many years, he was a trustee of Rippowam Cisqua School in Bedford, New York and the Northern Westchester Hospital.

Mr. Eisen is qualified to serve on our Board of Directors and brings valuable insight to our Board of Directors as a result of his broad range of business skills and his financial literacy and expertise and executive and management leadership skills. Mr. Eisen honed these skills and expertise during his long and successful business career as chairman and managing member and a senior vice president.

John C. Belknap, 63, has served as a Vice President of the Company since March 2007, an employee of the Company since December 2006, a director of the Company since October 2006.  Mr. Belknap served as President, Chief Executive Officer and a director of Five Star Products from March 2007 until its sale by the Company in January 2010.  Prior to joining the Company and Five Star Products, Mr. Belknap was engaged in certain entrepreneurial activities and served as an independent consultant to various private companies from 2000 until October 2006.  From 1997 to 1999, Mr. Belknap was Executive Vice President and Chief Financial Officer of Richfood Holdings, Inc. a Fortune 500 integrated food wholesaler and retailer.  From 1995 to 1997, he was Chief Financial Officer for OfficeMax, Inc.  During the period from 1974 to 1995, he was Chief Financial Officer for several other major retailers.  Mr. Belknap was a director of eMerge Interactive, Inc. (“eMerge”), a technology company focusing on the agricultural and meat processing industries, from 2003 to 2007 and was Chairman of the Board of Directors of eMerge in 2004 as well as a member of the audit committee.

Mr. Belknap is qualified to serve on our Board of Directors because of his broad business experiences, knowledge of operational matters, executive leadership expertise and financial literacy and expertise.  These skills and expertise are the result of his training and work experience and his successful business career, in which he has served in several leadership positions culminating in his serving as the CEO of Five Star Products until its sale by the Company in January 2010.

Scott N. Greenberg, 53, has been a director of the Company since 2004.  Mr. Greenberg was Chief Financial Officer of the Company from 2004 to July 2007.  Mr. Greenberg has been the Chief Executive Officer of GP Strategies since April 2005 and a director since 1987.  From 2001 until February of 2006 he was President of GP Strategies, Chief Financial Officer from 2001 until 2005, Executive Vice President and Chief Financial Officer from 1998 to 2001, Vice President and Chief Financial Officer from 1989 to 1998, and Vice President, Finance from 1985 to 1989.  He was a director of GSE Systems, Inc. from 1999 to 2008 and was a director of Five Star Products from 1998 to 2003 and a director of Valera Pharmaceuticals, Inc. until January 2005.

Mr. Greenberg is qualified to serve on our Board of Directors because he possesses and brings valuable insight to our Board of Directors as a result of his broad range of business skills and experiences, financial literacy and expertise.  Mr. Greenberg honed these skills and expertise during his long and successful business career, in which he served as a chief financial officer for 15 years, as well as his service on other public company boards.

Lawrence G. Schafran, 71, has served as a director and chairman of the audit committee of the Company since 2006. He has been a Managing Director of Providence Capital, Inc., an investment and advisory firm, since 2003. Mr. Schafran also serves as a director of Tarragon Realty Investors, Inc., national home builders, SulphCo, Inc., a developer of a process to desulpherize heavy crudes, RemoteMDx, Inc., a manufacturer and distributor of a GPS-based, two-way communications bracelet/anklet worn by parolees, probationers and bailees, Taurex Resources plc, an oil/gas exploration and drilling company, and New Frontier Energy, Inc., a domestic oil and gas exploration/drilling company, Subaye, Inc., a China-based Internet shopping portal, and America’s Suppliers, Inc., a domestic Internet wholesale discount shopping portal.  Mr. Schafran also served as a director of Electro-Energy, Inc., which engages in the research and development of battery technologies, from 2006 until 2009, and PubliCard, Inc., which was a smartcard technology company, from 1986 to 2005. Mr. Schafran also served as a trustee, chairman, interim chief executive officer and president and as co-liquidating trustee (from 1999 through 2003) of Banyan Strategic Realty Trust, an equity REIT that was traded on the Nasdaq National Market.

Mr. Schafran is qualified to serve on our Board of Directors because of his extensive business skills and experiences and his financial literacy and expertise.  Mr. Schafran also possesses a broad range of experiences and skill garnered from the various leadership positions and from his service on other public company boards and committees.

James Schreiber, Esq., 66, has been a director of the Company since November 11, 2009.  Mr. Schreiber has been elected to serve as a non-executive and non-employee Vice Chairman of the Board of Directors of the Company effective May 1, 2010.  Mr. Schreiber is an attorney and has been a Managing Member of Schreiber Associates, LLC (“Schreiber LLC”) and Jade Realty LLC (“Jade”, which make investments, including investments in commercial real estate, since 1976. In the past five years, Mr. Schreiber has been principally involved in the running of the real estate business of Jade and the investments and consulting activities of Schreiber LLC. He has also during this period served on the Board of Directors of the Washington Institute for Near East Policy, a D.C. based think tank on U.S foreign policy in the Middle East, the Auschwitz Jewish Center Foundation, and the Schreiber Family Foundation.  He is also a Member of the Columbia Law School Board of Visitors. Mr. Schreiber earned his bachelors degree in physics from Brown University in 1965 and his J.D. degree cum laude from Columbia Law School in 1968. He also graduated from the Executive OPM32 program at Harvard Business School. After graduating law school, Mr. Schreiber clerked for the Hon. Leonard P. Moore, U.S. Court of Appeals for the Second Circuit. Prior to entering the private practice of law, Mr. Schreiber was a federal prosecutor for nearly five years in the Southern District of New York. In 1978, he became one of the founding partners in Schwartz, Klink & Schreiber, a full service boutique law firm. In 1987, he helped combine it into Proskauer Rose LLP. In May 1993, after practicing law for 25 years, Mr. Schreiber changed careers and along with financial partners associated with Steinhardt Partners of New York City, purchased a number of manufacturing companies. These included Tuscan Dairy Farms, Inc., a leading fluid milk processor in the New York-New Jersey metropolitan area, and Green Spring Dairy, Inc., then the largest independent fluid milk processor in the Baltimore/Washington D.C. area. In 1995, Mr. Schreiber purchased those companies from Steinhardt and merged them with the parent company of Dellwood Foods, Inc., owned by Investcorp. In 1996, Mr. Schreiber (with operating and financial partners) purchased Lehigh Valley Dairy, Inc., then the largest processor in Eastern  Pennsylvania. In 1997, after merging, re-engineering and making these companies profitable, Mr. Schreiber sold them, having been the Chief Executive Officer and largest individual shareholder.

Mr. Schreiber is qualified to serve on our Board of Directors because of his education, his business skills and expertise, and his extensive legal knowledge, acquired through the years from private legal practice as well as service on other boards.

Executive Officer Who Is Not a Director

Set forth below is the name of, and certain biographical information regarding, an executive officer of the Company who does not serve as a director of the Company.

Ira J. Sobotko, 53, has served as Vice President, Finance, Secretary and Treasurer of the Company since July 2007, and is its principal financial officer and principal accounting officer. His title was changed from Vice President, Finance, Secretary and Treasurer to Vice President and Chief Financial Officer, Secretary and Treasurer in 2008.  Mr. Sobotko served as Senior Vice President, Finance, Secretary and Treasurer of Five Star Products and its principal financial officer from July 2007 until its sale by the Company in January 2010.  From April 2007 to July 2007, Mr. Sobotko served as Vice President, Finance of the Company.  From September 2005 through March 2007, Mr. Sobotko served as a financial consultant to various publicly traded companies, including the Company and Five Star Products and emerging technologies companies.  From January 2004 through May 2005, Mr. Sobotko served as Vice President and Chief Financial Officer of Campusfood.com, a web-based network of restaurants for students and local communities.  From August 2000 to January 2004, Mr. Sobotko served as Executive Vice President, Finance at Arrowsight, Inc., a web-based application service provider where Mr. Sobotko has also served as a director since November 2001.

Corporate Governance

General

The Company is committed to establishing sound principles of corporate governance which promote honest, responsible and ethical business practices.  The Company’s Board of Directors and Nominating and Corporate Governance Committee actively review and evaluate the Company’s corporate governance practices.  This review includes comparing the Board’s current governance policies and practices with those suggested by corporate governance authorities as well as the practices of other public companies.  The Board of Directors has adopted those corporate governance policies and practices that its evaluation suggests are the most appropriate for the Company.

Audit Committee

Our Audit Committee is currently composed of Lawrence G. Schafran and Scott N. Greenberg. During 2009, and until his resignation as a director on April 1, 2010, Talton R. Embry also served as a member of the Audit Committee. Mr. Greenberg began his service on the Audit Committee on April 23, 2010. The Board of Directors affirmatively determined that each of Messrs. Embry and Schafran is independent, in accordance with The Nasdaq Stock Market (“Nasdaq”) independence criteria and for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   The Board of Directors has determined that Mr. Greenberg is not independent. See Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Board of Directors determined that each of Messrs. Embry, Schafran and Greenberg is able to read and understand financial statements and that each of Messrs. Schafran and Greenberg has accounting or related financial management expertise in accordance with the applicable rules of Nasdaq.  The Board of Directors also determined that each of Messrs. Schafran and Greenberg, who serve as the Audit Committee financial experts, has the accounting or related financial management expertise necessary to be considered a “financial expert” under SEC rules.

The Audit Committee is responsible for maintaining free and open communications among itself, the independent registered public accounting firm and Company management.  The Audit Committee assists the Board of Directors in fulfilling its oversight responsibility to the stockholders, potential stockholders, the investment community and others relating to the integrity of the Company’s financial statements and the financial reporting process, the Company’s compliance with legal and regulatory requirements, the independent registered public accounting firm’s qualifications and independence, the Company’s systems of internal accounting and financial controls, the annual independent audit of the Company’s financial statements, and the performance of the Company’s internal audit function and the independent registered public accounting firm.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors to file reports regarding ownership of the Company’s common stock with the SEC, and to furnish the Company with copies of all such reports.  Based on a review of these filings, the Company believes that with respect to the most recently concluded fiscal year, all such reports were timely filed.

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

ITEM 11.              EXECUTIVE COMPENSATION

The Company has elected to use the Smaller Reporting Company rules issued by the SEC regarding the disclosure of executive compensation.  Under these rules, the Company provides a Summary Compensation Table covering 2009 and 2008 compensation for the individual who served as principal executive officer in 2009 and for two individuals who are the most highly-compensated executive officers other than the individual who served as principal executive officer (to whom we refer collectively as our “named executive officers”) an Outstanding Equity Awards at Year-End Table and certain narrative disclosures.

The following tables and the narrative discussion include certain disclosures related to payments made by, and transactions with, Five Star Products for the period prior to August 28, 2008, which is the date upon which Five Star Products became a wholly-owned subsidiary of the Company pursuant to the Company’s acquisition of all of the outstanding shares of Five Star Products common stock (the “Five Star 100% Ownership Transaction”).  Effective upon the sale by the Company of all of the issued and outstanding stock of Five Star Products on January 15, 2010, Five Star Products is no longer a subsidiary of the Company.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of the Company’s named executive officers for the fiscal years ended December 31, 2009 and 2008.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (3)	Option Awards (3)	All Other Compensation (5)	Total
		($)	($)	($)	($)	($)	($)
Harvey P. Eisen, Chairman of the Board and Chief Executive Officer (Principal Executive	2009	100,000	0	0	0	0	100,000
Officer)	2008	100,000	0	0	0	0	100,000
John Belknap, Vice	2009	300,000	0	0	0	12,364	312,364
President	2008	300,000 (1)	0	21,111 (4)	0	3,564 (6)	324,675
Ira J. Sobotko, Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting	2009	200,000	0	0	0	14,205	214,205
Officer)	2008	200,000 (2)	0	0	8,576 (4)	4,177 (6)	212,753

(1)
Includes $110,000 for 2008 that was reimbursed to National Patent by Five Star Products prior to the date of the Five Star Products 100% Ownership Transaction.  See Item 13. Certain Relationships and Related Transactions, and Director Independence.

(2)
Includes $73,333 for 2008 that was reimbursed to the Company by Five Star Products prior to the date of the Five Star Products 100% Ownership Transaction.  See Item 13. Certain Relationships and Related Transactions, and Director Independence.

(3)
The amounts in this column reflect the dollar amount recognized as expense for financial statement reporting purposes, calculated in accordance with FASB ASC Topic 718.  A discussion of the assumptions used in calculating these values with respect to awards related to Company common stock may be found in Note 15 to our audited financial statements in the Form 10-K for the fiscal year ended December 31, 2009. The 2008 award values were recalculated from the amounts shown in the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders to reflect the grant date fair value, as determined in accordance with FASB ASC Topic 718, as required by SEC rules effective for 2010.

(4)
All amounts included for Mr. Belknap under “Stock Awards” relate to compensation expense incurred prior to the Five Star Products 100% Ownership Transaction in connection with Five Star Products restricted stock awards.  $8,576 of the amounts included for Mr. Sobotko for 2008 under “Option Awards” relate to compensation expense incurred prior to the Five Star Products 100% Ownership Transaction in connection with Five Star Products stock option awards.

(5)	For Mr. Belknap, the amount reflected under “All Other Compensation” is comprised of:
•	$3,564 for each of 2009 and 2008, respectively, for Group Term Life insurance premiums; and
•	$8,800 for 2009 for auto expense allowance.
For Mr. Sobotko, the amount reflected under “All Other Compensation” is comprised of:
•	$828 for each of 2009 and 2008, respectively, for Group Term Life insurance premiums;
•	$4,577 and $3,289 for 2009 and 2008, respectively, for 401(K) Company matching contributions; and

•	$8,800 for 2009 for auto expense allowance.
(6)
Does not include amounts received from Five Star Products for the relinquishment of certain stock rights in connection with the Five Star Products 100% Ownership Transaction.  See “Overview of Material Compensation Arrangements with Our Named Executive Officers”.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning the holdings of unexercised and unvested options to purchase shares of common stock of the Company for each of the named executive officers at December 31, 2009.

Name	Number of Shares of Common Stock Underlying Unexercised Options which are Exercisable	Number of Shares of Common Stock Underlying Unexercised Options which are Unexercisable	Option Exercise Price Per Share of Common Stock	Option Expiration Date
	(#)	(#)	($)
Harvey P. Eisen	1,666,666 (1)	833,334 (1)	$2.45	February 28, 2017
John Belknap	400,000 (2)	0	$2.45	February 28, 2017
Ira J. Sobotko	66,666 (3)	33,334 (3)	$2.68	July 29, 2017

(1)	These options vested in approximately one-third increments on each of March 1, 2008, March 1, 2009 and March 1, 2010.
(2)	These options were fully vested at December 31, 2009.
(3)	These options vested or will vest in approximately one-third increments on each of July 30, 2008, July 30, 2009 and July 30, 2010.

Overview of Material Compensation Arrangements with Our Named Executive Officers
The following is a summary of the material terms of employment and compensation arrangements pursuant to which compensation was paid to our named executive officers for their service with the Company or its subsidiaries.

Harvey P. Eisen

On June 1, 2007, Mr. Eisen, who at such time served, and who continues to serve, as a director of the Company, commenced his service as Chairman of the Board, and President and Chief Executive Officer of the Company.  Effective upon the commencement of his service as Chairman of the Board, and President and Chief Executive Officer of the Company, Mr. Eisen began receiving a salary from the Company of $100,000 per annum.  On April 28, 2010, Mr. Eisen’s salary was increased to $150,000 per annum, retroactive effective January 1, 2010.

On March 1, 2007, in connection with its decision to appoint Mr. Eisen to the executive positions described above, our Board of Directors granted to Mr. Eisen options to purchase an aggregate of 2,500,000 shares of Company common stock, pursuant to the Company’s 2003 Incentive Stock Plan (the “2003 Plan”), at an exercise price equal to $2.45 per share, which was the average of the closing bid and ask prices of Company common stock on March 1, 2007.  The options vested in approximately one-third increments on each of March 1, 2008, March 1, 2009 and March 1, 2010.

On April 28, 2010, our Board of Directors granted to Mr. Eisen for 2010 for his role in the completion of the sale of both the Company’s undeveloped real property located in Pawling, New York and Five Star Products, the latter of which closed in January 2010, (i) a discretionary cash bonus of $500,000 and (ii) an option to purchase 250,000 shares of common stock of the Company granted under the Company’s 2007 Incentive Stock Plan. The options have an exercise price equal to fair market value on the date of grant, vest over three years, in approximately one-third increments each year, commencing on the first anniversary of the date of grant and have a term of ten years, subject to earlier termination as provided in the form of option agreement.

John C. Belknap

Mr. Belknap, who serves as a Vice President and director of the Company and who served as the Chief Executive Officer, President and a director of Five Star Products until its sale by the Company in January 2010, receives a salary of $300,000 per annum from the Company, of which $110,000 was reimbursed to the Company by Five Star Products in 2008 for services provided to Five Star Products in 2008 prior to the date of the Five Star Products 100% Ownership Transaction, based on the amount of time Mr. Belknap spent working for Five Star Products during such period.  In addition, Mr. Belknap was granted options to purchase an aggregate of 400,000 shares of Company common stock pursuant to the 2003 Plan at an exercise price equal to $2.45 per share, which was the average of the closing bid and ask prices of Company common stock on March 1, 2007.  The options vested in approximately one-third increments on each of December 1, 2007, December 1, 2008 and December 1, 2009.

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

Ira J. Sobotko

Mr. Sobotko serves as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company and served as Senior Vice President, Finance, Secretary and Treasurer of Five Star Products until its sale by the Company in January 2010.  Mr. Sobotko receives a salary of $200,000 per annum from the Company, of which $73,333 was reimbursed to the Company by Five Star Products in 2008 for services provided to Five Star Products in 2008 prior to the date of the Five Star Products 100% Ownership Transaction, based on the amount of time Mr. Sobotko spent working for Five Star Products during such period. In addition, pursuant to the terms and conditions of the Stock Option Agreement, dated July 30, 2007, between the Company and Mr. Sobotko (the “Sobotko NPDC Stock Option Agreement”), Mr. Sobotko was granted options to purchase 100,000 shares of Company common stock under the 2003 Plan at an exercise price equal to $2.68 per share, which was the average of the closing bid and ask prices of Company common stock on July 30, 2007.  Contingent upon Mr. Sobotko’s continued employment with the Company:

•	Options to purchase 66,666 shares of Company common stock are presently vested and exercisable; and
•	Options to purchase 33,334 shares of Company common stock will vest and become exercisable on July 30, 2010.

All unvested options would fully vest and become immediately exercisable upon an occurrence of a change in control of the Company (as defined in the Sobotko NPDC Stock Option Agreement).

In addition, pursuant to the terms and conditions of the Stock Option Agreement, dated July 17, 2007, between Five Star Products and Mr. Sobotko (the “Sobotko Five Star Stock Option Agreement”), Mr. Sobotko was granted options to purchase 125,000 shares of Five Star Products common stock under Five Star Products’ 2007 Incentive Stock Plan at an exercise price equal to $0.78 per share, which was the average of the closing bid and ask prices of Five Star Products common stock on July 17, 2007.  Options to purchase 41,625 shares of Five Star common stock vested on March 31, 2008 upon the attainment by Five Star Products of adjusted EBITDA, as defined in the Sobotko Five Star Stock Option Agreement, of $5.0 million for the year ending December 31, 2007.  In connection with the Five Star Products 100% Ownership Transaction, Mr. Sobotko agreed to relinquish all of his rights to receive shares of common stock of Five Star Products under the Sobotko Five Star Stock Option Agreement in consideration of a payment of $4,375 from Five Star Products.

Termination of Employment and Change in Control Arrangements

Potential Payments upon Termination or Change in Control

As discussed above, both Mr. Eisen and Mr. Belknap’s awards granted under the 2003 Plan have vested.  As of December 31, 2009, Mr. Eisen had unvested options to purchase 833,334 shares of Company common stock, which options vested and became exercisable on March 1, 2010. As of December 31, 2009, Mr. Sobotko has unvested options to purchase 33,334 shares of Company common stock, which vest and become exercisable on July 30, 2010.  All unvested options would fully vest and become immediately exercisable upon an occurrence of a change in control of the Company.  See the descriptions of the agreement with the named executive officers above for additional information.

DIRECTOR COMPENSATION

Only directors who are not employees of the Company or its subsidiaries are entitled to receive compensation for service as a director. The table below summarizes the total compensation paid to or earned by each director of the Company (who is not also a named executive officer) for the fiscal year ended December 31, 2009.

2009 Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards (2)	All Other Compensation	Total
	($)	($)	($)	($)
Talton R. Embry	35,000 (1)	30,600	0	65,600
Lawrence G. Schafran	36,000 (1)	30,600	50,000 (3)	116,600
Scott N. Greenberg	16,000	30,600	0	46,600
James Schreiber, Esq. (4)	4,500	0	0	4,500
______________

(1)
Mr. Embry elected to receive 6,762 shares of Company common stock in lieu of $9,000 of his annual director’s fee and Mr. Schafran elected to receive 13,899 shares of Company common stock in lieu of $18,500 of his annual director’s fee.

(2)
The amounts in this column reflect the dollar amount recognized in fiscal 2008 for financial statement reporting purposes, calculated in accordance with FAS 123R.  A discussion of the assumptions used in calculating these values may be found in Note 15 to our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  At December 31, 2009, each of Messrs. Embry, Greenberg and Schafran had 33,333 unvested options.

(3)
On April 23, 2010, Mr. Schafran was granted a cash bonus of $50,000 by the Board of Directors for his service in 2009 in connection with the extension of the lease for Five Star Group’s East Hanover, New Jersey warehouse.

(4)	Mr. Schreiber began serving as a director on November 11, 2009.

Director Compensation Program

For the year ended December 31, 2009 and until May 1, 2010, directors who are not employees of the Company or its subsidiaries are entitled to receive:

•	annual compensation of $5,000, paid in quarterly installments of $1,250;
•
$1,500 in cash for each meeting of the Board of Directors and for each committee meeting attended in person and $500 for each Board of Directors or Board committee meeting attended by means of conference telephone connection;

•
annual compensation of $5,000, paid in quarterly installments of $1,250, to each member of the Audit Committee (except the Chairman of the Audit Committee, who is to receive annual compensation of $7,500), plus $1,500 for attending each meeting of the Audit Committee, whether attended in person or by telephone, except that the per meeting attendance fee is reduced to $750 for attendance at any Audit Committee meeting held on the same day as a regular or special meeting of the Board; and

•
annual compensation of $3,000, paid in quarterly installments of $750, to each member of the Compensation Committee and each member of the Nominating and Corporate Governance Committee (except the Chairman of each such Committee, who is to receive annual compensation of $5,000), plus $1,000 for each meeting of either such Committee, whether attended in person or by telephone, except that the per attendance meeting fee is reduced to $500 for attendance at any such meeting held on the same day as a regular or special meeting of the Board.

At the option of each director, the sums designated above as “annual compensation” may be paid in either cash or Company common stock; provided that (1) the option to receive Company common stock is exercisable by notice to the Company at anytime prior to the payment of one or more quarterly payments of the annual compensation and (2) common stock issued in lieu of annual compensation is valued at the average between the closing bid and ask price on the day prior to the date upon which the annual compensation became payable and (3) all right, title and interest in and to common stock issued will vest in the receiving director upon issuance and (4) payment in common stock will only be available if such payment may be made without registration or other similar actions and in compliance with all relevant laws and regulations.

Effective May 1, 2010, directors who are not employees of the Company or its subsidiaries are entitled to receive:

•
annual director compensation to each member of the Board of Directors of (i) $25,000, paid in quarterly installments of $6,250 (except the Vice Chairman of the Board of Directors who is to receive annual director compensation of $35,000, paid in quarterly installments of $8,750) and (ii) a one-time grant of an option to purchase 100,000 shares of Company common stock ; The option is to have an exercise price of fair market value on the date of grant, vest over three years, in approximately one-third increments each year commencing on the first anniversary of the date of grant and have a term of ten years;

•
$1,500 in cash for each meeting of the Board of Directors and for each committee meeting attended in person and $750 in cash for each Board of Directors or Board committee meeting attended by means of conference telephone connection;

•
annual compensation of $5,000, paid in quarterly installments of $1,250, to each member of the Audit Committee (except the Chairman of the Audit Committee who is to receive annual compensation of $10,000), plus $750 in cash for each meeting of the Audit Committee attended in person and $500 in cash for each meeting of the Audit Committee attended by telephone, except that the per meeting attendance fee is reduced to $500 for attendance at any Audit Committee meeting held on the same day as a regular or special meeting of the Board; and

•
annual compensation of $2,500, paid in quarterly installments of $625, to each member of the Compensation Committee and each member of the Nominating and Corporate Governance Committee (except the Chairman of each such Committee, who is to receive annual compensation of $5,000), plus $750 in cash for each meeting of the Audit Committee attended in person and $500 in cash for each meeting of the Audit Committee attended by telephone, except that the per attendance meeting fee is reduced to $500 for attendance at any Nominating and Corporate Governance Committee meeting held on the same day as a regular or special meeting of the Board.

At the option of each director, up to half of the sums designated above as “annual director compensation” may be paid in Company common stock; provided that (1) the option to receive Company common stock is exercisable by notice to the Company at anytime prior to the payment of one or more quarterly payments of the annual compensation and (2) common stock issued in lieu of annual compensation is valued at the average between the closing bid and ask price on the day prior to the date upon which the annual compensation became payable and (3) all right, title and interest in and to common stock issued will vest in the receiving director upon issuance and (4) payment in common stock will only be available if such payment may be made without registration or other similar actions and in compliance with all relevant laws and regulations.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders

The following table sets forth the number of shares of common stock beneficially owned as of April 12, 2010 by each person who is known by the Company to own beneficially more than five percent of outstanding Company common stock other than executive officers or directors of the Company, whose beneficial ownership is reflected in the Security Ownership of Directors and Executive Officers table below.  There were 17,565,508 shares of Company common stock outstanding on April 12, 2010.

Security Ownership of Principal Stockholders Table

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Bedford Oak Advisors, LLC 100 South Bedford Road Mt. Kisco, NY 10549	3,666,253 (1)	20.87%
GAMCO Investors, Inc. One Corporate Center Rye, NY 10580	2,062,483 (2)	11.74%
Ilex Partners, L.L.C. 650 Madison Avenue – 17th Floor New York, New York 10022	1,720,637 (3)	9.80%
Frost Gamma Investments Trust 4400 Biscayne Blvd. Miami, FL 33137	1,601,000 (4)	9.11%
Carl E. Warden 1516 Country Club Drive Los Altos, CA 94024	922,173 (5)	5.25%
______________
(1)
Based on a Schedule 13D/A filed jointly by Bedford Oak Advisors, LLC (“Bedford Oak”), Bedford Oak Capital, L.P. (“Capital”), Bedford Oak Acorn, L.P. (“Acorn”) and Mr. Eisen with the SEC on October 9, 2008.  Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn and certain other private investment partnerships.  Does not include options to purchase 2,500,000 shares of Company common stock exercisable by Mr. Eisen within 60 days after April 12, 2010.  See Security Ownership of Directors and Executive Officers table below.

(2)
Based on a Schedule 13D/A filed jointly by Gabelli Funds, LLC, GGCP, Inc., GAMCO Investors, Inc., GAMCO Asset Management, Inc., MJG Associates, Inc., Teton Advisors and Mario J. Gabelli with the SEC on March 17, 2009.

(3)	Based on a Schedule 13G/A filed jointly by Ilex Partners, L.L.C., Steinhardt Overseas Management, L.P. and Michael H. Steinhardt with the SEC on February 10, 2010.
(4)	Based on a Schedule 13G filed by Frost Gamma Investments Trust with the SEC on February 12, 2009.

(5)
Based on a Schedule 13G filed by Carl Warden with the SEC on May 21, 2007.  Includes 43,500 shares of National Patent common stock held by the Carl and Vicki Warden Family Foundation, of which Mr. Warden is the trustee.  Mr. Warden disclaims beneficial ownership of the 43,500 shares of National Patent common stock held by the Carl and Vicki Warden Family Foundation.

Security Ownership of Directors and Executive Officers

The following table sets forth the beneficial ownership of Company outstanding common stock as of April 12, 2010 by each person who is a director or named executive officer of the Company as of such date, naming each such person, and all persons who are directors and executive officers of the Company as of such date, as a group.

Security Ownership of Directors and Executive Officers Table

Name	Amount and Nature of Beneficial Ownership		Percent of Class
Harvey P. Eisen	6,166,253	(1)	30.73%
John C. Belknap	400,000	(2)	2.23%
Scott N. Greenberg	125,535	(3) (4)	*
Lawrence G. Schafran	126,653	(4)	*
Ira J. Sobotko	67,291	(5)	*
James Schreiber, Esq.	0	(6)	*
Directors and executive officers as a group (6 persons) (7)	6,885,732		33.21%
______________
* The number of shares owned is less than one percent of the outstanding shares.

(1)
Includes 3,658,400 shares of Company common stock beneficially owned by Bedford Oak, Capital and Acorn.  Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn.  See footnote 1 to Principal Stockholders table above.  Also includes 7,853 shares of Company common stock owned by Mr. Eisen individually and 2,500,000 shares of Company common stock issuable upon the exercise of options that are exercisable by Mr. Eisen within 60 days of April 12, 2010.

(2)	All shares of Company common stock are issuable upon the exercise of options exercisable within 60 days of April 12, 2010.
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

(4)	Includes 100,000 shares of Company common stock issuable to each of Messrs. Greenberg, and Schafran upon the exercise of options, all of which are currently exercisable.
(5)
Includes 625 shares of Company common stock owned by Mr. Sobotko individually, and 66,666 shares of Company common stock issuable to Mr. Sobotko upon the exercise of options, all of which are currently exercisable.

(6)
Mr. Schreiber became a director of the Company on November 11, 2009. Mr. Schreiber was granted options to purchase 100,000 shares of Company common stock on March 15, 2010 at an exercise price of $1.20 per share, which are to vest in approximately one-third increments on each of March 15, 2011, March 15, 2012 and March 15, 2013.

(7)
Includes Messrs. Greenberg, Schafran and Schreiber, each of whom is a current director of the Company, Messrs. Eisen and Belknap, each of whom is a current director and a named executive offer of the Company, and Mr. Sobotko, who is currently a named executive officer of the Company.

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

(1)
Consists of: (i) the 2003 Stock Plan, as amended, which was originally adopted by the Board of Directors and approved by the sole stockholder of the Company on November 3, 2003 and the amendment thereto, which was approved by the Board of Directors of the Company on March 1, 2007 and by the stockholders of the Company on December 20, 2007; and (ii) the 2007 Incentive Stock Plan, which was approved by the Board of Directors on July 30, 2007 and by the stockholders of the Company on December 20, 2007.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Loan to Five Star Products

On September 30, 1998, Five Star Products’ wholly-owned subsidiary, Five Star Group, issued an unsecured note (the “JL Note”) payable to a wholly-owned subsidiary of the Company following the completion of a transaction pursuant to which GP Strategies distributed the stock of the Company to its stockholders (the “Spin-Off”).  The JL Note was extended on June 30, 2005, July 28, 2006 and March 2, 2007 (the “Extended Note”). Pursuant to the last such extension, (i) the maturity date became June 30, 2009, (ii) a conversion feature was added such that the holder of the Extended Note, at its option, had the right to convert the principal of the Extended Note, and any accrued interest, into shares of Five Star Products’ common stock at a fixed conversion price of $0.40 per share, and (iii) the right of  Five Star Products’ to prepay the Extended Note prior to maturity was extinguished. In July 2008, the Extended Note was converted into shares of common stock of Five Star Products thereby extinguishing any further rights to receive principal or interest under the Extended Note.

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

Pursuant to the Note and Warrant Purchase Agreement, upon completion of the Spin-Off, The Company issued warrants (“National Patent Development Warrants”) to Gabelli entitling them to purchase, in the aggregate, 1,423,887 shares of Company common stock for $3.57 per share.  On August 11, 2008, Gabelli and the Company amended the National Patent Development Warrants to extend the expiration date from August 14, 2008 to August 15, 2008 and reduce the exercise price from $3.57 to $2.50 per share, upon which Gabelli exercised the National Patent Development Warrants in full.

Services to Five Star Products

From 2004 through August 28, 2008, the date of the Five Star Products 100% Ownership Transaction, the Company provided legal, tax, public and investor relations, insurance and employee benefit administration services to Five Star Products pursuant to a management services agreement. The management services agreement was automatically renewable for successive one-year terms unless one of the parties notified the other in writing at least six months prior to the end of any renewal thereof.  The Company and Five Star Products agreed annually, in writing, to a management fee and adjusted such figure during the year if necessary.  The management services agreement was renewed for 2008 and, prior to the date of the Five Star Products 100% Ownership Transaction, Five Star Products paid the Company a general fee of $40,000 per month plus $19,188 and $11,454 per month for the services of Messrs. Belknap and Sobotko, respectively.

Fees incurred under the management services agreement totaled $320,000 for the year ended December 31, 2008 (prior to the date of the Five Star Products 100% Ownership Transaction).  The largest aggregate amount of principal outstanding and due during this period in fiscal 2008 was $132,000, all of which was paid by Five Star Products.  At the date of the Five Star Products 100% Ownership Transaction, the amount due to the Company under the management services agreement was $76,000.

In addition, the Company incurred certain expenses on behalf of Five Star Products, primarily involving insurance, legal and other professional expenses.  Five Star Products reimbursed the Company for such expenses, which amounted to approximately $228,000 for the portion of 2008 prior to the date of the Five Star Products 100% Ownership Transaction.

Loan From Bedford Oak

On November 12, 2004, the Company entered into an agreement (the “Bedford Agreement”) to borrow approximately $1,060,000 from Bedford Oak Partners, L.P., a greater than five percent stockholder, which is controlled by Mr. Eisen, the Company’s current Chairman of the Board of Directors and Chief Executive Officer, and approximately $530,000 from a former Chairman of the Board of Directors and Chief Executive Officer (who has not held any positions with the Company since 2007), to exercise the Company’s option to purchase 2,068,966 shares of Series B Convertible Preferred Shares of Valera Pharmaceuticals, Inc. (“Valera”), for an aggregate price of $1,590,000.  The loans bore interest at six percent per annum, matured on October 31, 2009, and were secured by all shares of Valera owned by the Company, including the purchased shares.  The Bedford Agreement also provided certain contingent payments to the lending parties upon the sale of the Valera stock.  On January 20, 2005, all the principal and interest under the loans were repaid, including interest of $10,217 and $5,682 for Bedford Oak Partners and the former chairman, respectively.

Effective April 18, 2007, all of the outstanding common stock of Valera was acquired by Indevus Pharmaceuticals, Inc. (“Indevus” and the “Indevus Transaction”).  At the effective date of the Indevus Transaction, each share of Valera common stock outstanding immediately prior to the effective time was exchanged for 1.1337 shares of Indevus common stock and certain contingent rights to receive additional Indevus common stock based upon the receipt by Indevus of FDA approval for three products under development by Valera at the time of the Indevus Transaction (the “Contingent Stock Rights”).

From June 25, 2007 through and including September 12, 2007, the Company sold, in a series of brokers’ transactions, all of its 2,639,482 shares of Indevus common stock received at the time of the Indevus Transaction and shares which the Company received in 2007 as a result of Indevus receiving FDA approval of one of the products subject to the Contingent Stock Rights in open market transactions for an aggregate of approximately $17,598,000, net of commissions and brokerage fees.  Pursuant to the Bedford Agreement, Bedford Oak Partners and the former Chairman received an aggregate of approximately $922,000 of the proceeds of these sales.

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

On March 25, 2008, Mr. Flegel, the Company and Five Star Products entered into an Agreement and Release under which (1) Mr. Flegel resigned as an officer and director of Five Star Products and as a director of the Company and his right to all future payments under the Flegel Agreement was terminated; (2) the Company purchased 1,698,336 shares of common stock of Five Star Products from Mr. Flegel and 301,664 shares of common stock of Five Star Products from his family for $0.60 per share; (3) the Company repurchased the 200,000 shares of Company common stock for $3.60 per share (which equates to $0.60 per share of common stock of Five Star Products had Mr. Flegel exercised his right to convert these shares of Company common stock into shares of the common stock of Five Star Products); (4) Mr. Flegel, on one hand, and the Company and Five Star Products, on the other hand, gave each other full releases from any further claims or causes of action; and (5) Mr. Flegel has agreed not to compete with the Company or Five Star Products or solicit its employees for a period of one year.

Bedford Oak Consulting Arrangement

In March 2010, the Company reimbursed Bedford Oak Partners, L.P., a greater than five percent stockholder, which is controlled by Mr. Eisen, the Company’s current Chairman of the Board of Directors and Chief Executive Officer, an aggregate of $150,000 for consulting services rendered from December 15, 2009 through February 28, 2010 by Michael Lacovara and Mark Biderman (together, the “Consultants”), each of whom served as a Senior Managing Director of Bedford Oak Partners.  Such consulting services include the provision to the Company of advice on investment company matters and related issues, the evaluation of potential acquisition and business development opportunities for the Company and capital raises and other financings undertaken by the Company (the “Consulting Services”).

As of March 1, 2010, the Consultants terminated their services with Bedford Oak Partners and were retained by the Company to provide the Consulting Services to the Company on a month-to-month basis at a rate of $35,000 per month payable to Mr. Lacovara and $25,000 per month payable to Mr. Biderman.  The respective agreements with the Consultants expire on June 30, 2010.  However, the Company or either Consultant may terminate the agreement at any time upon thirty days prior written notice to the other party.

See the narrative disclosure following the Summary Compensation Table and the Outstanding Equity Awards At Fiscal Year-End Table in “Item 11. Executive Compensation” for summaries of the compensation arrangements and agreements in which the Company and its executive officers and directors are participants.

Director Independence

Since the adoption of the Sarbanes-Oxley Act in July 2002, there has been growing public and regulatory focus on the independence of directors.  The Company is not subject to the listing requirements of any securities exchange, including Nasdaq, because Company common stock is traded on the over-the-counter bulletin board.  However, in July 2007, the Board of Directors adopted the standards for independence for Nasdaq-listed companies, and the independence determinations that follow are based upon the criteria established by Nasdaq for determining director independence and upon the criteria established by Nasdaq and the SEC for determining Audit Committee member independence.

The Board of Directors determines the independence of its members through a broad consideration of all relevant facts and circumstances, including an assessment of the materiality of any relationship between the Company and a director.  In making each of these independence determinations, the Board of Directors considered and broadly assessed, from the standpoint of materiality and independence, all of the information provided by each director in response to detailed inquiries concerning his independence and any direct or indirect business, family, employment, transactional or other relationship or affiliation of such director with the Company.

Using the objective and subjective independence criteria enumerated in the Nasdaq marketplace rules listing requirements and SEC rules, the Board of Directors has reviewed all relationships between each director and the Company and, based on this review, the Board of Directors has affirmatively determined that, in accordance with Nasdaq independence criteria, (i) Messrs. Schafran and Schreiber are each independent, (ii) Mr. Embry, who served as a director until April 1, 2010, was independent, (iii) Messrs. Eisen, Belknap and Greenberg are not independent and (iv) Mr. Flegel, who served as a director until March 25, 2008, was not independent. In making the independence determination with respect to Mr. Schafran, the Board of Directors also considered the cash bonus of $50,000 granted to Mr. Schafran by the Board of Directors for his service in 2009 in connection with the extension of the lease for Five Star Group’s East Hanover, New Jersey warehouse.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for services rendered for 2009 and 2008 by Eisner LLP were as follows:

	2009	2008

Audit Fees (1)	$272,000	$259,000
Audit-Related Fees (2)	22,000	92,000
Tax Fees	--	--
All Other Fees	--	--

Total	$294,000	$351,000
_______________

(1)
Audit fees consisted principally of fees for the audit of the annual financial statements and reviews of the condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and review of registration statements.

(2)
In 2009, includes Audit-Related Fees related to the sale of all of the issued and outstanding stock of the Company’s former wholly-owned subsidiary, Five Star Products, the holding company and sole stockholder of Five Star Group, Inc.  In 2008, includes Audit-Related Fees related to the Five Star Products 100% Ownership Transaction and the sale in June, 2008 of substantially all of the operating assets, and transfer of certain liabilities of, MXL Industries, Inc.

Policy on Pre-Approval of Services Provided by Independent Auditor

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Eisner LLP are subject to specific pre-approval policies.  In 2010, all audit services to be performed by Eisner LLP require pre-approval by the Board of Directors in accordance with pre-approval policies established by the Board of Directors.  The procedures require that all proposed engagements of Eisner LLP for services of any kind be directed to the Board of Directors prior to the beginning of any service.

All services provided by the independent registered public accounting firm for 2009 and 2008 were approved in advance by the Board of Directors.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PATENT DEVELOPMENT CORPORATION

Date: April 30, 2010	By:	/s/ IRA J. SOBOTKO
		Name:	Ira J. Sobotko
		Title:	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number		Description

31.1	*	Certification of Principal Executive Officer
31.2	*	Certification of Principal Financial Officer

*	Filed herewith