Form 10-Q
period 2010-03-31
NATIONAL PATENT DEVELOPMENT CORP
filed 2010-05-20
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
or

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

As of May 10, 2010, there were 17,568,812 shares of the registrant’s common stock, $0.01 par value, outstanding.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

General and administrative expenses	$(1,434)	$(738)

Operating loss	(1,434)	(738)

Investment and other income, net	9	8

Loss from continuing operations before income taxes	(1,425)	(730)

Income tax benefit - current	485	4

Loss from continuing operations	(940)	(726)

(Loss) income from discontinued operations	(544)	10

Net loss	$(1,484)	$(716)

Basic and diluted net loss per share:
Continuing operations	$(0.05)	$(0.04)
Discontinued operations	(0.03)	-
Net loss	$(0. 08)	$(0.04)

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2010	2009

Net loss	$(1,484)	$(716)

Other comprehensive (loss) gain, before tax:
Net unrealized gain on interest rate swap	-	7
Reclassification of loss on interest rate swap to loss from discontinued operations	803	-

Comprehensive loss before tax	(681)	(709)

Income tax expense related to items of other comprehensive income	-	(3)
Reclassification of deferred tax benefit related to interest rate swap to loss from discontinued operations	(321)	-

Comprehensive loss	$(1,002)	$(712)

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$30,982	$23,006
Cash held in escrow	900	-
Assets held for sale	-	30,812
Deferred tax asset	-	667
Refundable and prepaid income tax	874	-
Prepaid expenses and other current assets	135	901
Total current assets	32,891	55,386
Property, plant and equipment, net	14	18
Investment in undeveloped land	355	355
Other assets	275	282
Total assets	$33,535	$56,041

Liabilities and stockholders’ equity
Current liabilities
Due to purchaser of Five Star	$1,050	$-
Liabilities related to assets held for sale	-	22,112
Income taxes payable	434	964
Accounts payable and accrued expenses	1,074	1,132
Total current liabilities	2,558	24,208

Commitments and contingencies

Stockholders’ equity
Common stock	181	181
Additional paid-in capital	29,720	29,574
Retained earnings	2,434	3,918
Treasury stock, at cost	(1,358)	(1,358)
Accumulated other comprehensive loss	-	(482)
Total stockholders’ equity	30,977	31,833
Total liabilities and stockholders’ equity	$33,535	$56,041

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operations:
Net loss	$(1,484)	$(716)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	4	126
Loss on interest rate swap	803	-
Expenses paid in common stock	8	8
Deferred income taxes	346	4
Stock based compensation expense	138	229
Gain on sale of Five Star	(2,405)	-
Changes in other operating items:
Refundable and prepaid income tax	(874)	-
Income tax payable	(530)	-
Accounts and other receivables	-	(5,464)
Inventory	-	(1,695)
Prepaid expenses and other current assets	59	19
Accounts payable and accrued expenses	(245)	5,625
Net cash used in operations	(4,180)	(1,864)

Cash flows from investing activities:
Additions to property, plant and equipment, net	-	(8)
Cash held in escrow	(900)	-
Net proceeds from sale of Five Star, net of $1, cash of discontinued operations	27,513 (a)	-
Net cash provided by (used in) investing activities	26,613	(8)

Cash flows from financing activities:
Proceeds from short-term borrowings	285	1,395
Repayment of short-term borrowings	(14,804)	-
Net cash (used in) provided by financing activities	(14, 519)	1,395

Net increase (decrease) in cash and cash equivalents	7,914	(477)
Cash and cash equivalents at beginning of period	23,068 (b)	13,089
Cash and cash equivalents at end of period, including assets held for sale in 2009	30,982	12,612
Cash and cash equivalents included in assets held for sale	-	(16)
Cash and cash equivalents at end of period	$30,982	$12,596
(a) Includes $14,804 used to repay short-term borrowings simultaneously with closing of sale and $1,344 withheld by the buyer to pay severance and bank fees and $900 cash held in escrow
(b) Includes $62 included in assets held for sale

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	31	390
Income taxes	1,073	71

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)
(in thousands, except shares)

	Common Stock		Additional paid-in	Retained	Treasury stock, at	Accumulated other comprehensive income	Total Stock- holders’
	Shares	Amount	capital	earnings	cost	(loss)	equity
Balance at December 31, 2009	18,125,809	$181	$29,574	$3,918	$(1,358)	$(482)	$31,833
Reclassification of loss on interest rate swap to loss from discontinued operations						803	803
Reclassification of deferred tax benefit related to loss on interest rate swap to loss from discontinued operations						(321)	(321)
Net loss				(1,484)			(1,484)
Stock based compensation expense			138				138
Issuance of common stock to directors	4,298		8				8
Balance at March 31, 2010	18,130,107	$181	$29,720	$2,434	$(1,358)	$-	$30,977

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

1.           Basis of presentation and description of business

Basis of presentation

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2010 and the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2010 and 2009 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The Condensed Consolidated Balance Sheet as of December 31, 2009 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature other than adjustments related to the sale of Five Star Group, Inc., necessary for a fair presentation. The results for the 2010 interim period are not necessarily indicative of results to be expected for the entire year.

Description of business

On January 15, 2010, after approval of its stockholders on January 14, 2010, National Patent Development Corporation (the “Company” or “National Patent”) completed the sale to The  Merit Group, Inc. (“Merit”) of all of the issued and outstanding stock of National Patent’s wholly-owned subsidiary, Five Star Products, Inc., the holding company and sole stockholder of  Five Star Group, Inc.,  for cash pursuant to the terms and subject to the conditions of an agreement dated as of November 24, 2009 (see Note 2).  As used herein, references to “Five Star” refer to Five Star Products or Five Star Group, or both, as the context requires.

Upon the consummation of the Five Star sale, the Company became a “shell company”, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Although National Patent’s Board of Directors believes that it is not engaged primarily in the business of investing, reinvesting, or trading in securities, and National Patent does not hold itself out as being primarily engaged in those activities, once the closing of the sale occurred, National Patent appeared to come within the technical definition of an “investment company” under section 3(a)(1)(C) of the Investment Company Act.  National Patent has operated on the assumption, therefore, that it falls within the scope of section 3(a)(1)(C) because the value of its investment securities (as defined in the Investment Company Act) is more than 40% of its total assets as of March 31, 2010 (exclusive of government securities and cash and certain cash equivalents).  As of March 31, 2010, cash equivalents consist of approximately $30,982,000 of Treasury money market funds, which are considered investment securities under the Investment Company Act. Under the Investment Company Act, if National Patent does not develop or acquire sufficient interests in one or more operating businesses by mid-January 2011, National Patent may be required to register under the Investment Company Act.

An investment company that falls within the scope of section 3(a)(1)(C) of the Investment Company Act can avoid being regulated as an investment company if it can rely on certain of the exclusions under the Investment Company Act.  One such exclusion that management believes applies is Rule 3a-2 under the Investment Company Act and similar Securities and Exchange Commission (the “SEC”) principles and guidance, which allow a 3(a)(1)(C) investment company (as a “transient investment company”) a grace period of one year from the date of classification (in our case, the date of stockholder approval of the Five Star sale, which was January 14, 2010), to avoid registration under the Investment Company Act so long as it does not intend to engage primarily in the business of investing, reinvesting, owning, holding or trading in securities.

As a “transient investment company”, National Patent’s Board of Directors has resolved and determined that National Patent does not engage in the business of investing, reinvesting, owning, holding or trading in securities.  Instead, National Patent’s Board has directed that National Patent seek to develop or acquire interests in one or more operating businesses such that by mid-January 2011, National Patent is primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities for purposes of the Investment Company Act.  There can be no assurance that National Patent will be able to complete such acquisitions by the applicable deadline.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

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

2.           Sale of Five Star

On January 15, 2010 (the “Closing Date”), National Patent completed the sale to Merit of all of the issued and outstanding stock of Five Star for cash pursuant to the terms and subject to the conditions of a Stock Purchase Agreement between National Patent and Merit, dated November 24, 2009 (the “Five Star Stock Purchase Agreement”).

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

At the Closing Date (i) the Cash Flow Adjustment reduced the Purchase Price by $5,611,000, (ii) $15,178,000 of the Purchase Price was used to repay the Revolving Indebtedness (including related fees and expenses of $374,000); (iii) $900,000 of the Purchase Price was placed in escrow - $300,000 of which is held by the Escrow Agent to provide for indemnity payments which National Patent may be required to pay to Merit as described below and $600,000 of which is held by the Escrow Agent to provide for payment of the Inventory Adjustment; and (iv) $970,000 of the Purchase Price was retained by Merit to fund severance payments to employees of Five Star.  The $10,465,000 balance of the Purchase Price was remitted to National Patent at the Closing Date. Additionally, the Purchase Price was subject to post-closing adjustments as a result of the Net Results Adjustment and the Inventory Adjustment as discussed above.

The proceeds of the Five Star sale were reduced by transaction costs, and will be reduced by one half of the rent and other sums, due under the warehouse lease for Five Star’s Connecticut location from the date on which Five Star ceases to use the warehouse through September 30, 2010, if any, costs relating to the satisfaction of certain obligations under state environmental laws in New Jersey and Connecticut, if any, and the payment of amounts to indemnify Merit as provided in the Five Star Stock Purchase Agreement, if any. At December 31, 2009, transaction costs related to the sale amounted to approximately $707,000, which are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.  In the quarter ended March 31, 2010, the Company incurred and provided for additional transaction expenses aggregating to $220,000.

In February, 2010, the Company notified Merit that the Purchase Price should be increased by approximately $188,000 based on the Company’s calculation of the Net Results Adjustment.  On March 1, 2010, Merit notified the Company that based on Merit’s calculation of the Net Results Adjustment, the Purchase Price should be reduced by approximately $3,400,000.  The Company did not agree with Merit’s calculation.  Pursuant to the Five Star Stock Purchase Agreement, the dispute could have been submitted to binding arbitration by either Merit or the Company.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

On May 14, 2010, the Company and Merit entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”).  Pursuant to the Settlement Agreement, the parties mutually released and discharged each other (the “Releases”) from and against any and all claims or potential claims and/or causes of action in connection with the Stock Purchase Agreement and the Sale including, but not limited to, any and all such claims and/or causes of actions relating to the Cash Flow Adjustment, the Net Results Adjustment, the Inventory Adjustment or the Inventory Escrow Deposit, but excluding obligations and agreements by and among the parties identified as exclusions in the Settlement Agreement.

In consideration of the Releases, the parties agreed that the Purchase Price would be reduced by an aggregate of $1,050,000, which reduction was effected as follows: (i) the Inventory Escrow Deposit was released to Merit by the Escrow Agent, and (ii) the Company paid to Merit, by wire transfer, the amount of $450,000. The Indemnity Escrow Deposit of $300,000 continues to be held by the Escrow Agent pursuant to the terms of the Escrow Agreement.

The Company has recorded a payable to Merit of $1,050,000 on its March 31, 2010 Condensed Consolidated Balance Sheet and reflected the Settlement Agreement in the  gain on the sale of Five Star which is included in Loss from discontinued operations in its Condensed Consolidated Statement of Operations for the three months ended March 31, 2010.

Five Star’s assets sold and liabilities assumed, and gain on sale which has been reduced for estimated potential rent and other expenses which may be incurred, discussed above were as follows (in thousands):

Assets sold:
Cash and cash equivalents	$1
Accounts and other receivables, less allowance for doubtful accounts of $407	8,370
Inventories – finished goods	19,611
Prepaid expenses and other current assets	807
Property, plant and equipment, net	676
Intangible assets, net	465
Other assets	45
Total assets sold	29,975

Liabilities assumed:
Accounts payable and accrued expenses	6,041
Liability related to interest rate swap	803
Total liabilities assumed	6,844

Net assets sold	23,131

Selling price, as adjusted	26,463
Legal fees and other transaction costs	(927)
Gain on sale of Five Star	2,405

Five Star’s results of operations for the three months ended March 31, 2010 have been accounted for as a discontinued operation in the accompanying condensed consolidated statements of operations and its 2009 results of operations have been reclassified as discontinued operations to be consistent with the current year presentation. Assets and liabilities of Five Star have been classified as held for sale in the accompanying condensed consolidated balance sheet at December 31, 2009.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

For the three months ended March 31, 2010 and 2009 the components of (loss) income from discontinued operations were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Five Star
Sales	$2,635	$25,130
Cost of sales	2,294	21,140
Gross margin	341	3,990

Selling, general and administrative expenses	423	3,647
Severance payments	1,062
Fees and expenses related to repayment of debt	374
Loss on interest rate swap	803

Operating (loss) income	(2,321)	343

Interest expense	(100)	(330)
Other (expense) income	(53)	5

(Loss) income from operations before items shown below	(2,474)	18
Gain on sale of Five Star	2,405
(Loss) before income tax expense	(69)	18

Income tax expense, including deferred tax expense of $346 in 2010	(475)	(8)

(Loss) income from discontinued operations	$(544)	$10

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

3.           Per share data

Loss per share for the three months ended March 31, 2010 and 2009  is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Basic and Diluted EPS

Loss from continuing operations	$(940)	$(726)
(Loss) income from discontinued operation	(544)	10
Net loss	$(1,484)	$(716)

Weighted average shares outstanding	17,564	17,545

Per share:
Continuing operations	$(0.05)	$(0.04)
Discontinued operations	(0.03)
Net loss	$(0.08)	$(0.04)

At March 31, 2010 and 2009, the Company has outstanding options to purchase 3,450,000 and 3,350,000 shares of Company common stock, which were not included in the diluted computation, as their effect would be anti-dilutive.

4.           Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased. At March 31, 2010, the Company had repurchased 1,791,321 shares of its common stock for $4,092,000 and, a total of 2,208,679 shares remained available for repurchase.  There were no common stock repurchases made by or on behalf of the Company during the quarter ended March 31, 2010.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

5.              Incentive stock plans and stock based compensation

The Company has a stock-based compensation plan for employees and non-employee members of its Board of Directors. The plan provides for discretionary grants of stock options, restricted shares, and other stock-based awards. The Company’s plan is administered by the Compensation Committee of the Board of Directors, which consists solely of non-employee directors.

Information with respect to the Company’s outstanding stock options for the three months ended March 31, 2010 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2010	3,350,000	$2.49	6.9	$0	*
Granted to directors	100,000	$1.20	10.0	$0	*
Options outstanding at March 31, 2010	3,450,000	$2.39	7.0	$0	*
Options exercisable at March 31, 2009	3,300,000	$2.46	6.9	$0	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Compensation expense related to option grants amounted to $138,000 and $229,000 for the quarters ended March, 2010 and 2009, respectively. As of March 31, 2010, there was $64,000 of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 1.4 years.

The fair value of the option award granted during 2010 was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0%
Expected volatility	47.67%
Risk-free interest rate	1.96%
Expected life (in years)	4

6.           Accumulated other comprehensive loss

Effective June 30, 2008, Five Star entered into an interest rate swap to manage exposures resulting from fluctuations in interest rates on its short-term borrowings with Bank of America, which was designated as a cash flow hedge.  Cumulative losses on the hedge were included in accumulated other comprehensive loss net of related tax benefit. Any ineffective portion of the hedge was recognized in earnings. Under the interest rate swap arrangement, effective June 30, 2008 and until June 30, 2011, Five Star was to pay a fixed interest rate of 3.62% to Bank of America on notional principal of $20,000,000.  In return, Bank of America was to pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount.   The fair value of the interest rate swap amounted to a liability of $803,000 at December 31, 2009.  Changes in the fair value of the interest rate swap were recognized in other comprehensive income.

In connection with the sale of Five Star, the outstanding balance of the bank loan of $14,804,000, including accrued interest, was fully repaid to Bank of America from the sale proceeds (see Note 2). Accordingly, the $803,000 unrecognized loss on the interest rate swap together with the $321,000 related tax benefit was reclassified from accumulated other comprehensive loss to loss from discontinued operations.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

7.           Contingent rights

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

On March 23, 2009, Indevus filed a Current Report on Form 8-K with the SEC announcing the completion of an Agreement and Plan of Merger with Endo Pharmaceuticals Holdings Inc., a Delaware corporation (“Endo”), and BTB Purchaser Inc., a Delaware corporation and wholly-owned subsidiary of Endo, pursuant to which Endo acquired all of the issued and outstanding shares of the common stock, par value $0.001 per share, of Indevus (the “Endo Merger”).  As a part of the Endo Merger, the Contingent Rights were converted into the right to receive a cash payment contingent upon FDA approval of the Drug Applications.  As a result of the consummation of the Endo Merger, the Company has contingent rights to receive from Endo the following cash payments: (i) upon FDA approval of the uteral stent drug application (the “Uteral Stent”) on or before specified dates in 2012 - between $2,685,000 and $2,327,000, depending upon the terms contained in the FDA approval and (ii) upon FDA approval of the VP003 (Octreotide implant) drug application (“VP003”) on or before specified dates in 2012 - between $4,028,000 and $3,491,000, depending upon the terms contained in the FDA approval.   Two parties related to the Company at the time of the original transaction in which the Company received the Contingent Rights (one of which continues to be a related party) would be entitled to receive a portion of any such cash payments received by the Company (see Note 8).  In February 2010, Endo filed a current report on Form 8-K with the SEC in which it disclosed that it recorded a non-cash impairment charge due to heightened regulatory uncertainties related to its Aveed TM product, and reduced the corresponding liability for contingent payment due to former Indevus shareholders recorded on its balance sheet due to the decreased probability that Endo will be obligated to make the contingent consideration payments related to the Uteral Stent.

8.           Related party transactions

(a)
On November 12, 2004, the Company entered into an agreement to borrow approximately $1,022,000 from Bedford Oak Partners L.P., which is controlled by Harvey P. Eisen, Chairman, Chief Executive Officer and a director of the Company, and approximately $568,000 from Jerome I. Feldman, who was at the time Chairman and Chief Executive Officer and a director of the Company, which was utilized to exercise an option held by the Company to purchase Series B Convertible Preferred shares of Valera. On January 11, 2005, the Company prepaid the loans and all accrued interest in full. As further consideration for making these loans, Bedford Oak Partners and Mr. Feldman became entitled to a portion of the consideration received by the Company on the sale of certain Valera shares. As a result of the consummation of the acquisition of Valera by Indevus and the merger of Indevus into Endo (see Note 7), the Company has a contingent right to receive from Endo certain cash payments. The two related parties would receive the following portions of the Company’s cash payments upon the occurrence of the following events: (i) upon FDA approval of the Uteral Stent, between $262,000 and $227,000, and (ii) upon FDA approval of VP003, between $393,000 and $341,000.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

(b)
In March 2010, the Company paid Bedford Oak Partners, L.P., an aggregate of $150,000 for consulting services rendered through February 28, 2010 by two individuals (together, the “Consultants”), each of whom served as a Senior Managing Director of Bedford Oak Partners.  Such consulting services include advice on investment company matters and related issues, the evaluation of potential acquisition and business development opportunities for the Company and capital raises and other financings undertaken by the Company (the “Consulting Services”).

As of March 1, 2010, the Consultants terminated their services with Bedford Oak Partners and were retained by the Company to provide the Consulting Services to the Company on a month-to-month basis at a rate of $35,000 per month payable to an individual and $25,000 per month payable to the other individual.  The respective agreements with the Consultants expire on June 30, 2010.  However, the Company or either Consultant may terminate the agreement at any time upon thirty days prior written notice to the other party.

9.           Income taxes

Pursuant to the Five Star Stock Purchase Agreement, the Company and Merit agreed to jointly make an election under  Section 338 (h)(10) of the Internal Revenue Code to treat the sale of the Five Star stock as a sale of the  Five Star assets and liabilities.

For the three months ended March 31, 2010, the income tax benefit related to continuing operations was approximately $485,000. This represents a potential recovery of Federal income tax paid in respect of 2009, as result of a net operating loss carryback attributable to the loss from continuing operations  in  the three months ended March 31, 2010.  The remaining potential recovery of 2009 Federal income tax amounting to $182,000 is reflected as a current income tax benefit in discontinued operations.

Five Star is currently undergoing an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008 and is being challenged with respect to the timing of certain tax deductions.  As a result thereof, the Company recorded a liability for uncertain tax positions during the three months ended March 31, 2010 for approximately $434,000 to cover the potential federal and state deficiencies, interest and penalties.  Of such amount, approximately $311,000 related to additional tax was charged to income tax expense, approximately $68,000 related to interest was charged to interest expense and approximately $55,000 related to penalties was charged to other expense within loss from discontinued operations (see Note 2). The Company intends to vigorously defend its position with the Internal Revenue Service.

For the three months ended March 31, 2010, income tax expense charged to discontinued operations was due to the tax referred to in the preceding paragraph and the write off of the deferred tax asset at December 31, 2009 attributable to the reversal of deductible temporary differences related to assets and liabilities held for sale at such date.

10.           Contingency

The Company and GP Strategies Corporation (“GP Strategies”), the former parent of the Company, have guaranteed the leases for Five Star’s New Jersey and Connecticut warehouses, totaling approximately $1,825,000 and $325,000 per year, respectively through the third quarter of 2010. GP Strategies’ guarantee of such leases was in effect at such time as Five Star was a wholly-owned subsidiary of GP Strategies. In March 2009, the landlord of the Connecticut facility released GP Strategies from its guarantee and accepted the guarantee from the Company.  GP Strategies is to be released from any further liability as guarantor of payments under the lease beyond September 30, 2010, provided that prior to August 31, 2010, GP Strategies delivers to the landlord of the New Jersey warehouse a letter of credit for $128,000 effective through September 30, 2011. On January 15, 2010, the Company completed the sale to Merit of all the issued and outstanding stock of Five Star.  Merit has extended the New Jersey warehouse lease through January 2011 and has agreed under the terms of the Five Star Stock Purchase Agreement to use its best efforts to have the landlord of the New Jersey warehouse release GP Strategies and the Company of guarantees on any future extensions effective after September 30, 2011.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “could,” “project,” “predict,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 31, 2010.

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

Factors that may cause actual results to differ from historical results or those results expressed or implied, include without limitation, the risk that:

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

General Overview

On January 15, 2010, we completed the Five Star sale, in which we sold to Merit all of the issued and outstanding shares of Five Star for cash pursuant to the terms and subject to the conditions of the Five Star Stock Purchase Agreement (see Note 2 to the Condensed Consolidated Financial Statements).

Five Star’s results of operations for the first quarter of 2010 have been accounted for as a discontinued operation in the condensed consolidated statements of operations, and its results of operations for the first quarter of 2009 have been reclassified as discontinued operations to be consistent with the current year presentation (see Note 2 to the Condensed Consolidated Financial Statements).  Assets and liabilities of Five Star have been classified as held for sale in the consolidated balance sheet at December 31, 2009.

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

The Purchase Price is subject to post-closing adjustments as a result of the Net Results Adjustment and the Inventory Adjustment. In February, 2010, the Company notified Merit that the Purchase Price should be increased by approximately $188,000 based on the Company’s calculation of the Net Results Adjustment.  On March 1, 2010, Merit notified the Company that based on their calculation of the Net Results Adjustment, the Purchase Price should be reduced by approximately $3,400,000.   The Company did not agree with Merit’s calculation.  Pursuant to the Five Star Stock Purchase Agreement, the dispute could have been  submitted to binding arbitration by either Merit or the Company.

On May 14, 2010, the Company and Merit entered into a Settlement Agreement and Mutual Release dated May 14, 2010 (the “Settlement Agreement”).  A copy of the Settlement Agreement is included as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2010.

Pursuant to the Settlement Agreement, the parties mutually released and discharged each other (the “Releases”) from and against any and all claims or potential claims and/or causes of action in connection with the Stock Purchase Agreement and the Sale including, but not limited to, any and all such claims and/or causes of actions relating to the Cash Flow Adjustment, the Net Results Calculation, the Inventory Adjustment or the Inventory Escrow Deposit, but excluding obligations and agreements by and among the parties identified as exclusions in the Settlement Agreement.

In consideration of the Releases, the parties agreed that the Purchase Price would be reduced by an aggregate of $1,050,000, which reduction was effected as follows: (i) the Inventory Escrow Deposit was released to Merit by the Escrow Agent, and (ii) the Company paid to Merit, by wire transfer, the amount of $450,000.  To effect the release of the Inventory Escrow, on May 14, 2010, the parties mutually executed and delivered joint written instructions to the Escrow Agent instructing the Escrow Agent to promptly disburse the Inventory Escrow Deposit as follows: (a) $600,000 to Merit, and (b) all interest and earnings attributable to the Inventory Escrow Deposit to the Company. The Indemnity Escrow Deposit continues to be held by the Escrow Agent pursuant to the terms of the Escrow Agreement.

The Company has recorded a payable to Merit of $1,050,000 on its March 31, 2010 Condensed Consolidated Balance Sheet and reflected the Settlement Agreement in the  gain on the sale of Five Star which is included in Loss from discontinued operations in its Condensed Consolidated Statement of Operations for the three months ended March 31, 2010.

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

Upon the consummation of the Five Star Sale, we became a “shell company”, as defined in Rule 12b-2 of the Exchange Act.  Because we are a shell company, our stockholders are unable to utilize Rule 144 to sell “restricted stock” as defined in Rule 144 or to otherwise use Rule 144 to sell our securities, and we are ineligible to utilize registration statements on Form S-3 or Form S-8 for so long as we remain a shell company and for 12 months thereafter.  As a consequence, among other things, the offering, issuance and sale of our securities is likely to be more expensive and time consuming and may make our securities less attractive to investors.  See “Item 1. Business – Nature of Our Business Following the Five Star Sale”, and “Item 1A. Risk Factors – As a result of the sale of Five Star, we are a shell company under the federal securities laws” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Although our Board of Directors believes that we are not engaged primarily in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being primarily engaged in those activities, once the closing of the Five Star Sale occurred we appeared to come within the technical definition of an “investment company” under section 3(a)(1)(C) of the Investment Company Act.  We have operated on the assumption, therefore, that we fall within the scope of section 3(a)(1)(C) because the value of our investment securities (as defined in the Investment Company Act) is more than 40% of our total assets (exclusive of government securities and cash and certain cash equivalents).  Under the Investment Company Act, if we do not develop or acquire sufficient interests in one or more operating businesses by mid-January 2011, we may be required to register under the Investment Company Act.  See “Item 1A. Risk Factors - If we do not develop or acquire sufficient interests in one or more operating businesses by mid-January 2011, we may be required to register under the Investment Company Act” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Other Assets

The Company owns certain non-strategic assets, including an investment in MXL Operations Inc., certain contingent stock rights in products under development by Endo Pharmaceuticals Holdings Inc., a Delaware corporation (“Endo”), and interests in land and flowage rights in undeveloped property in Killingly, Connecticut.  The Company monitors Endo for progress in achieving the milestones related to the contingent stock rights.

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

Results of Operations

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

As a result of the sale of Five Star by the Company pursuant to the Five Star Stock Purchase Agreement dated November 24, 2009, the results for Five Star have been treated as a discontinued operation. On January 15, 2010, the Company completed the sale of all the issued and outstanding stock of Five Star.

For the three months ended March 31, 2010, the Company had a loss from continuing operations before income taxes of $1,425,000 compared to a loss from continuing operations before income taxes of $730,000 for the three months ended March 31, 2009.  The reduced operating results are the result of increased General and administrative expenses (“G&A”) of $696,000.

General and administrative expenses

For the three months ended March 31, 2010, G&A were $1,434,000 as compared to $738,000 for the three months ended March 31, 2009.  The increased G&A at the corporate level was primarily due to a $500,000 bonus granted by the Board of Directors in 2010 to the Chairman, Chief Executive Officer and President of the Company for his role in the completion of the sale of both the Company’s undeveloped real property located in Pawling, New York and Five Star, as well as increased consulting costs in 2010.

Income taxes

For the three months ended March 31, 2010 the Company recognized an income tax benefit of $485,000 from continuing operations, which represents the expected recovery of Federal income taxes paid in 2009 from the carry back of operating losses from continuing operations incurred during the period.  For the three months ended March 31, 2009, the income tax benefit from continuing operations differed from the benefit computed at the federal statutory income tax rate due primarily to an increase in the valuation allowance with respect to tax benefits attributable to losses incurred by the Company.  The remaining potential recovery of 2009 Federal income tax amounting to $182,000 is reflected as a current income tax benefit in discontinued operations.

Five Star is currently undergoing an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008.  Five Star is being challenged with regard to the timing of certain tax deductions.  Even though the open issues under audit relate solely to the timing of deductions (not to the underlying appropriateness of those deductions), the Company recorded a liability for uncertain tax positions during the three months ended March 31, 2010 for approximately $434,000 to cover the potential costs, including interest and penalties, associated with deductions at issue which was charged to discontinued operations.  If the Company is not able to successfully defend its position, the resultant effect could be an increase to income tax expense for the year ended December 31, 2007, a decrease to income tax expense for the years ended December 31, 2008 and 2009, and an increase of the Company’s net operating loss carryforward which may arise in the year ended December 31, 2010.

The increase in the liability for uncertain tax positions was treated as a discrete item. The tax effect of discrete items are reflected in the periods in which they occur and not reflected in the estimated annual effective tax rate which is used for interim period tax provisions. The Company intends to vigorously defend its  position with the Internal Revenue Service.

Financial condition

Liquidity and Capital Resources

At March 31, 2010, the Company had cash and cash equivalents totaling $30,982,000. The Company believes that such cash will be sufficient to fund the Company’s working capital requirements for at least the next 12 months.

Contractual Obligations and Commitments

The Company and GP Strategies Corporation (“GP Strategies”), the former parent of the Company, have guaranteed the leases for Five Star’s New Jersey and Connecticut warehouses, totaling approximately $1,825,000 and $325,000 per year, respectively through the third quarter of 2010. GP Strategies’ guarantee of such leases was in effect at such time as Five Star was a wholly-owned subsidiary of GP Strategies. In March 2009, the landlord of the Connecticut facility released GP Strategies from its guarantee and accepted the guarantee from the Company.  GP Strategies is to be released from any further liability as guarantor of payments under the lease beyond September 30, 2010, provided that prior to August 31, 2010, GP Strategies delivers to the landlord of the New Jersey warehouse a letter of credit for $128,000 effective through September 30, 2011. On January 15, 2010, the Company completed the sale to Merit of all the issued and outstanding stock of Five Star.  Merit has extended the New Jersey warehouse lease through January 2011 and has agreed under the terms of the Five Star Stock Purchase Agreement to use its best efforts to have the landlord of the New Jersey warehouse release GP Strategies and the Company of guarantees on any future extensions effective after September 30, 2011.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances of Equity Securities

On January 12, 2010, the Company issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), shares of Company common stock to Lawrence G. Schafran and Talton R. Embry, each of whom is or was during the first quarter of 2010, a director of the Company, in payment of their quarterly directors fees.  Mr. Schafran received 2,891 shares of Company common stock and Mr. Embry received 1,407 shares of Company common stock.  The aggregate value of the 4,298 shares of Company common stock issued to Messrs. Schafran and Embry was approximately $6,500 on the date of issuance.  These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

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

There were no common stock repurchases made by or on behalf of the Company during the first quarter ended March 31, 2010.  At March 31, 2010, a total of 2,208,679 shares remained available for purchase.

Item 6.       Exhibits.

Exhibit No.		Description

10.1	*	Consulting Agreement by and between the Company and Michael Lacovara, dated as of March 1, 2010

10.2	*	Consulting Agreement by and between the Company and Mark Biderman, dated as of March 1, 2010

10.3	*	Escrow Agreement, by and among the Company, The Merit Group, Inc. and JPMorgan Chase Bank, dated as of January 15, 2010

10.4	*	Non-Competition Agreement, by and between the Company and The Merit Group, Inc., dated as of January 15, 2010

10.5	*	Director Compensation Program, effective May 1, 2010

10.6	*	Arrangement as to Salary of Chief Executive Officer, effective January 1, 2010

31.1	*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	*
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

NATIONAL PATENT DEVELOPMENT CORPORATION

Date: May 20, 2010	/s/ HARVEY P. EISEN
Name: Harvey P. Eisen
Title: Chairman of the Board and Chief Executive Officer

Date: May 20, 2010	/s/ IRA J. SOBOTKO
Name: Ira J. Sobotko
Title: Vice President, Chief Financial Officer