Form 10-Q
period 2010-06-30
NATIONAL PATENT DEVELOPMENT CORP
filed 2010-08-06
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-50587

NATIONAL PATENT DEVELOPMENT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4005439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 South Bedford Road, Suite 2 R, Mount Kisco, NY	10549
(Address of principal executive offices)	(Zip code)

(914) 242-5700
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

As of August 2, 2010, there were 17,573,812 shares of the registrant’s common stock, $0.01 par value, outstanding.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

General and administrative expenses	$(1,123)	$(829)	$(2,557)	$(1,567)

Operating loss	(1,123)	(829)	(2,557)	(1,567)

Investment and other income	11	6	20	14

Loss from continuing operations before income tax expense	(1,112)	(823)	(2,537)	(1,553)

Income tax benefit	182	68	887	72

Loss from continuing operations	(930)	(755)	(1,650)	(1,481)

Income (loss) from discontinued operations	(182)	95	(946)	105

Net loss	$(1,112)	$(660)	$(2,596)	$(1,376)

Basic and diluted net (loss) income per share
Continuing operations	$(0.05)	$(0.05)	$(0.10)	$(0.09)
Discontinued operations	(0.01)	0.01	(0. 05)	0.01
Net loss per share	$(0.06)	$(0.04)	$(0. 15)	$(0. 08)

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Net loss	$(1,112)	$(660)	$(2,596)	$(1,376)

Other comprehensive income (loss), before tax:
Net unrealized gain on interest rate swap		202		209
Reclassification of loss on interest rate swap to loss from discontinued operations			803
Comprehensive loss before tax	(1,112)	(458)	(1,793)	(1,167)

Income tax (expense) benefit related to items of other comprehensive income (loss)		(80)		(83)
Reclassification of deferred tax benefit related to interest rate swap to loss from discontinued operations			(321)

Comprehensive loss	$(1,112)	$(538)	$(2,114)	$(1,250)

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$28,755	$23,006
Cash held in escrow	300	-
Assets held for sale	-	30,812
Deferred tax asset	-	667
Refundable and prepaid income tax	887	-
Prepaid expenses and other current assets	92	901
Total current assets	30,034	55,386
Property, plant and equipment, net	11	18
Investment in undeveloped land	355	355
Other assets	375	282
Total assets	$30,775	$56,041

Liabilities and stockholders’ equity
Current liabilities
Liabilities related to assets held for sale	$-	$22,112
Income taxes payable	434	964
Accounts payable and accrued expenses	432	1,132
Total current liabilities	866	24,208

Commitments and contingencies

Stockholders’ equity
Common stock	181	181
Additional paid-in capital	29,764	29,574
Retained earnings	1,322	3,918
Treasury stock, at cost	(1,358)	(1,358)
Accumulated other comprehensive loss	-	(482)
Total stockholders’ equity	29,909	31,833
Total liabilities and stockholders’ equity	$30,775	$56,041

See accompanying notes to condensed consolidated financial statements

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operations:
Net loss	$(2,596)	$(1,376)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	7	229
Loss on interest rate swap	803	-
Expenses paid in common stock	12	13
Deferred income taxes	346	-
Stock based compensation expense	178	458
Gain on sale of Five Star	(2,405)	-
Changes in other operating items, net of effect of sale of Five Star:
Refundable and prepaid income tax	(887)	-
Income tax payable	(530)	-
Accounts and other receivables	-	(4,970)
Inventory	-	(110)
Prepaid expenses and other current assets	2	425
Accounts payable and accrued expenses	(887)	1,939
Net cash used in operations	(5,957)	(3,392)

Cash flows from investing activities:
Additions to property, plant and equipment, net	-	(33)
Cash held in escrow	(300)	-
Net proceeds from sale of Five Star, net of $1 cash of discontinued operations	26,463 (a)	-
Net cash provided by (used in) investing activities	26,163	(33)

Cash flows from financing activities:
Proceeds from short-term borrowings	285	2,395
Repayment of short-term borrowings	(14,804)	-
Net cash (used in) provided by financing activities	(14, 519)	2,395

Net increase (decrease) in cash and cash equivalents	5,687	(1,030)
Cash and cash equivalents at beginning of period	23,068 (b)	13,089
Cash and cash equivalents at end of period, including assets held for sale in 2009	28,755	12,059
Cash and cash equivalents included in assets held for sale	-	(16)
Cash and cash equivalents at end of period	$28,755	$12,043
(a) Includes $14,804 used to repay short-term borrowings simultaneously with closing of sale and $1,344 withheld by the buyer to pay severance and bank fees and $300 cash held in escrow
(b) Includes $62 included in assets held for sale

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	31	789
Income taxes	1,073	91

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2010
(Unaudited)
(in thousands, except shares)

	Common Stock		Additional paid-in	Retained	Treasury stock, at	Accumulated other comprehensive income	Total Stock- holders’
	Shares	Amount	capital	earnings	cost	(loss)	equity
Balance at December 31, 2009	18,125,809	$181	$29,574	$3,918	$(1,358)	$(482)	$31,833
Reclassification of loss on interest rate swap to loss from discontinued operations						803	803
Reclassification of deferred tax benefit related to loss on interest rate swap to loss from discontinued operations						(321)	(321)
Net loss				(2,596)			(2,596)
Stock based compensation expense			178				178
Issuance of common stock to directors	7,602		12				12
Balance at June 30, 2010	18,133,411	$181	$29,764	$1,322	$(1,358)	$-	$29,909

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009
(unaudited)

1.           Basis of presentation and description of business

Basis of presentation

The accompanying condensed consolidated interim financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The Condensed Consolidated Balance Sheet as of December 31, 2009 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature other than adjustments related to the sale of Five Star Group, Inc., necessary for a fair presentation. The results for the 2010 interim period are not necessarily indicative of results to be expected for the entire year.

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

Although National Patent’s Board of Directors believes that it is not engaged primarily in the business of investing, reinvesting, or trading in securities, and National Patent does not hold itself out as being primarily engaged in those activities, once the closing of the sale occurred, National Patent appeared to come within the technical definition of an “investment company” under section 3(a) (1) (C) of the Investment Company Act.  National Patent has operated on the assumption, therefore, that it falls within the scope of section 3(a)(1)(C) because the value of its investment securities (as defined in the Investment Company Act) is more than 40% of its total assets as of June 30, 2010 (exclusive of government securities and cash and certain cash equivalents).  As of June 30, 2010, cash equivalents consist of approximately $28,755,000 of Treasury money market funds, which are considered investment securities under the Investment Company Act. Under the Investment Company Act, if National Patent does not develop or acquire sufficient interests in one or more operating businesses by mid-January 2011, National Patent may be required to register under the Investment Company Act.

An investment company that falls within the scope of section 3(a) (1) (C) of the Investment Company Act can avoid being regulated as an investment company if it can rely on certain of the exclusions under the Investment Company Act.  One such exclusion that management believes applies is Rule 3a-2 under the Investment Company Act and similar Securities and Exchange Commission (the “SEC”) principles and guidance, which allow a 3(a)(1)(C) investment company (as a “transient investment company”) a grace period of one year from the date of classification (in our case, the date of stockholder approval of the Five Star sale, which was January 14, 2010), to avoid registration under the Investment Company Act so long as it does not intend to engage primarily in the business of investing, reinvesting, owning, holding or trading in securities.

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
Three and six months ended June 30, 2010 and 2009
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

At the Closing Date (i) the Cash Flow Adjustment reduced the Purchase Price by $5,611,000, (ii) $15,178,000 of the Purchase Price was used to repay the Revolving Indebtedness (including related fees and expenses of $374,000); (iii) $900,000 of the Purchase Price was placed in escrow - $300,000 of which is held by the Escrow Agent to provide for indemnity payments which National Patent may be required to pay to Merit as described below and $600,000 of which was held by the Escrow Agent to provide for payment of the Inventory Adjustment; and (iv) $970,000 of the Purchase Price was retained by Merit to fund severance payments to employees of Five Star.  The $10,465,000 balance of the Purchase Price was remitted to National Patent at the Closing Date. Additionally, the Purchase Price was subject to post-closing adjustments as a result of the Net Results Adjustment and the Inventory Adjustment as discussed above.

Subject to the procedures outlined in the related escrow agreement, within three business days following the date that is the earlier of January 15, 2011 or receipt of written notice from Merit that it has vacated both warehouses located in East Hanover, New Jersey and Newington, Connecticut and there are no outstanding related claims, the escrow agent will disburse to the Company the Indemnity Escrow Deposit (along with accrued interest and earnings on such funds).  If, on such date, there are any claims pending, the escrow agent will (i) retain and continue to hold the aggregate amount of the Indemnity Escrow Deposit being reserved against such claims, determined in accordance with the claim notice(s) received by the escrow agent from Merit in accordance with the escrow agreement, and (ii) remit the remaining balance of the Indemnity Escrow Deposit to the Company (along with accrued interest and earnings on such funds).

The proceeds of the Five Star sale were reduced by transaction costs, and will be reduced by one half of the rent and other sums, due under the warehouse lease for Five Star’s Connecticut location from the date on which Five Star ceases to use the warehouse through September 30, 2010, if any, costs relating to the satisfaction of certain obligations under state environmental laws in New Jersey and Connecticut, if any, and the payment of amounts to indemnify Merit as provided in the Five Star Stock Purchase Agreement, if any. At December 31, 2009, transaction costs related to the sale amounted to approximately $707,000, which are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.  In 2010, the Company incurred additional transaction expenses of $220,000.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009
(unaudited)

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

In consideration of the Releases, the parties agreed that the Purchase Price would be reduced by an aggregate of $1,050,000, which reduction was effected as follows: (i) the Inventory Escrow Deposit was released to Merit by the Escrow Agent, and (ii) the Company paid to Merit, by wire transfer, the amount of $450,000. The Indemnity Escrow Deposit of $300,000 continues to be held by the Escrow Agent pursuant to the terms of the Escrow Agreement, as discussed above.

The gain on the sale of Five Star, after giving effect to the Settlement Agreement, amounted to $2,405,000 and is included in Loss from discontinued operations in its Condensed Consolidated Statement of Operations for the six months ended June 30, 2010.

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

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009
(unaudited)

Five Star’s results of operations in 2010 have been accounted for as a discontinued operation in the accompanying condensed consolidated statements of operations and its 2009 results of operations have been reclassified as discontinued operations to be consistent with the current year presentation. Assets and liabilities of Five Star have been classified as held for sale in the accompanying condensed consolidated balance sheet at December 31, 2009.

For the three and six months ended June 30, 2010 and 2009 the components of (loss) income from discontinued operations were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Five Star
Sales	$-	$27,766	$2,635	$52,896
Cost of sales	-	22,900	2,294	44,040
Gross margin	-	4,866	341	8,856

Selling, general and administrative expenses	-	4,289	423	7,936
Severance payments	-	-	1,062	-
Fees and expenses related to repayment of debt	-	-	374	-
Loss on interest rate swap	-	-	803	-

Operating (loss) income	-	577	(2,321)	920

Interest expense	-	(419)	(100)	(749)
Other (expense) income	-	10	(53)	15

(Loss) income from operations before items shown below	-	168	(2,474)	186
Gain on sale of Five Star	-	-	2,405	-
(Loss) income before income tax expense	-	168	(69)	186
Income tax expense, including deferred tax expense of $346 in six months ended June 30, 2010	(182)	(73)	(877)	(81)

(Loss) income from discontinued operations	$(182)	$95	$(946)	$105

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009
(unaudited)

3.           Per share data

Loss per share for the three and six months ended June 30, 2010 and 2009 are calculated as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic and Diluted EPS
Loss from continuing operations	$(930)	$(755)	$(1,650)	$(1,481)
(Loss) income from discontinued operation	(182)	95	(946)	105
Net loss	$(1,112)	$(660)	$(2,596)	$(1,376)

Weighted average shares outstanding	17,567	17,548	17,566	17,550

Per share:
Continuing operations	$(0.05)	$(0.05)	$(0.10)	$(0.09)
Discontinued operations	(0.01)	0.01	(0.05)	0.01
Net loss	$(0.06)	$(0.04)	$(0.15)	$(0.08)

At June 30, 2010 and 2009, the Company has outstanding options to purchase 3,350,000 and 3,350,000 shares of Company common stock, which were not included in the diluted computation, as their effect would be anti-dilutive.

4.           Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased. At June 30, 2010, the Company had repurchased 1,791,321 shares of its common stock for $4,092,000 and, a total of 2,208,679 shares remained available for repurchase.  There were no common stock repurchases made by or on behalf of the Company during the six months ended June 30, 2010.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009
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

Information with respect to the Company’s outstanding stock options for the six months ended June 30, 2010 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2010	3,350,000	$2.49	6.9	$0	*
Granted to directors	550,000	$1.33	10.0	$38,500	*
Options cancelled	(550,000)	$2.48		0	*
Options outstanding at June 30, 2010	3,350,000	$2.28	7.2	$0	*
Options exercisable at June 30, 2010	2,866,666	$2.46	6.7	$0	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

In March 2010, the Company issued 100,000 options to a director.  In April 2010, the Company issued 100,000 options to each of two directors, and 250,000 options to its Chairman and Chief Executive Officer. The options were issued at an exercise price equal to market value at the date of the grants.  The weighted average grant-date fair value of the options was $0.52, which was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0%
Weighted-average volatility	47.59%
Risk-free interest rate	1.96% and 2.07%
Expected life (in years)	4

Compensation expense related to option grants amounted to $40,000 and $229,000 for each of the three months ended June 30, 2010 and 2009, respectively, and $178,000 and $458,000, for each of the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, there was $265,000 of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 2.4 years.

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
Three and six months ended June 30, 2010 and 2009
(unaudited)

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

On March 23, 2009, Indevus filed a Current Report on Form 8-K with the SEC announcing the completion of an Agreement and Plan of Merger with Endo Pharmaceuticals Holdings Inc., a Delaware corporation (“Endo”), and BTB Purchaser Inc., a Delaware corporation and wholly-owned subsidiary of Endo, pursuant to which Endo acquired all of the issued and outstanding shares of the common stock, par value $0.001 per share, of Indevus (the “Endo Merger”).  As a part of the Endo Merger, the Contingent Rights were converted into the right to receive a cash payment contingent upon FDA approval of the Drug Applications.  As a result of the consummation of the Endo Merger, the Company has contingent rights to receive from Endo the following cash payments: (i) upon FDA approval of the uteral stent drug application (the “Uteral Stent”), with respect to the Aveed TM product, on or before specified dates in 2012 - between $2,685,000 and $2,327,000, depending upon the terms contained in the FDA approval and (ii) upon FDA approval of the VP003 (Octreotide implant) drug application (“VP003”) on or before specified dates in 2012 - between $4,028,000 and $3,491,000, depending upon the terms contained in the FDA approval.   Two parties related to the Company at the time of the original transaction in which the Company received the Contingent Rights (one of which continues to be a related party) would be entitled to receive a portion of any such cash payments received by the Company (see Note 8 (a)).  In February 2010, Endo filed a current report on Form 8-K with the SEC in which it disclosed that it recorded a non-cash impairment charge due to heightened regulatory uncertainties related to its Aveed TM product, and reduced the corresponding liability for contingent payment due to former Indevus shareholders recorded on its balance sheet due to the decreased probability that Endo will be obligated to make the contingent consideration payments related to the Uteral Stent.

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

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009
(unaudited)

(b)
In March 2010, the Company paid Bedford Oak Advisors, LLC, an aggregate of $150,000 for consulting services rendered through February 28, 2010 by two individuals (together, the “Consultants”), each of whom served as consultants to Bedford Oak Advisors, LLC.  Such consulting services included advice on investment company matters and related issues, the evaluation of potential acquisition and business development opportunities for the Company and capital raises and other financings undertaken by the Company (the “Consulting Services”).

As of March 1, 2010, the Consultants terminated their services with Bedford Oak Advisors, LLC and were retained by the Company to provide the Consulting Services to the Company on a month-to-month basis at a rate of $35,000 per month payable to one individual and $25,000 per month payable to the other individual.  The respective agreements with the Consultants expired on June 30, 2010.  However, the Company or either Consultant may terminate the agreement at any time upon thirty days prior written notice to the other party.  The agreement with the individual at the rate of $35,000 per month was terminated as of May 15, 2010 and the agreement with the individual at the rate of $25,000 per month was terminated as of June 30, 2010.

(c)
Effective June 1, 2010, the Company relocated its headquarters to the offices of Bedford Oak Advisors, LLC in Mount Kisco, New York. The Company is subleasing a portion of the space on a month-to-month basis at the rate of approximately $19,700 per month.

9.            Income taxes

Pursuant to the Five Star Stock Purchase Agreement, the Company and Merit agreed to jointly make an election under Section 338 (h)(10) of the Internal Revenue Code to treat the sale of the Five Star stock as a sale of the  Five Star assets and liabilities.

For the three and six months ended June 30, 2010, the income tax benefit related to continuing operations was approximately $ 182,000 and $887,000, respectively. This substantially represents a potential recovery of federal income tax paid in respect of 2009 as a result of a net operating loss carryback attributable to the loss from continuing operations in the six months ended June 30, 2010.

Five Star is currently undergoing an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008 and is being challenged with respect to the timing of certain tax deductions.  As a result thereof, the Company recorded a liability for uncertain tax positions during the six months ended June 30, 2010 for approximately $654,000 to cover the potential federal and state tax deficiencies, interest and penalties.  Of such amount, approximately $531,000 related to additional tax was charged to income tax expense, approximately $68,000 related to interest was charged to interest expense and approximately $55,000 related to penalties was charged to other expense within loss from discontinued operations (see Note 2). The Company intends to vigorously defend its position with the Internal Revenue Service.

For the six months ended June 30, 2010, income tax expense charged to discontinued operations was due to the tax referred to above and the write-off of the deferred tax asset at December 31, 2009 attributable to the reversal of deductible temporary differences related to assets and liabilities held for sale at such date. For the three months ended June 30, 2010, income tax expense charged to discontinued operations related to reclassification to continuing operations of a tax benefit from a net operating loss carry back originally included in discontinued operations in the first quarter of 2010. Such reclassification resulted from the additional loss in the three months ended June 30, 2010 related to continuing operations. Additionally, the Company adjusted its state income tax liability and originally included the tax related benefit of approximately $220,000 in discontinued operations during the three months ended March 31, 2010, which benefit was reclassified to continuing operations in the accompanying statement of operations for six month ended June 30, 2010.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009
(unaudited)

10.         Contingency

The Company and GP Strategies Corporation (“GP Strategies”), the former parent of the Company, have guaranteed the leases for Five Star’s New Jersey and Connecticut warehouses, totaling approximately $1,825,000 and $325,000 per year, respectively through the third quarter of 2010. GP Strategies’ guarantee of such leases was in effect at such time as Five Star was a wholly-owned subsidiary of GP Strategies. In March 2009, the landlord of the Connecticut facility released GP Strategies from its guarantee and accepted the guarantee from the Company.  GP Strategies is to be released from any further liability as guarantor of payments under the New Jersey lease beyond September 30, 2010, provided that prior to August 31, 2010, GP Strategies delivers to the landlord of the New Jersey warehouse a letter of credit for $128,000 effective through September 30, 2011. On January 15, 2010, the Company completed the sale to Merit of all the issued and outstanding stock of Five Star.  Merit has extended the New Jersey warehouse lease through January 2011 and has agreed under the terms of the Five Star Stock Purchase Agreement to use its best efforts to have the landlord of the New Jersey warehouse release GP Strategies and the Company of guarantees on any future extensions effective after September 30, 2011.

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

Five Star’s results of operations for the quarter and six months ended June 30, 2010 have been accounted for as a discontinued operation in the condensed consolidated statements of operations, and its results of operations for the quarter and six months ended June 30, 2009 have been reclassified as discontinued operations to be consistent with the current year presentation (see Note 2 to the Condensed Consolidated Financial Statements).  Assets and liabilities of Five Star have been classified as held for sale in the consolidated balance sheet at December 31, 2009.

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

On May 14, 2010, the Company and Merit entered into a Settlement Agreement and Mutual Release dated May 14, 2010 (the “Settlement Agreement”).  A copy of the Settlement Agreement was included as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2010.

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

Subject to the procedures outlined in the related escrow agreement, within three business days following the date that is the earlier of January 15, 2011 or receipt of written notice from Merit that it has vacated both warehouses located in East Hanover, New Jersey and Newington, Connecticut and there are no outstanding related claims, the escrow agent will disburse to the Company the Indemnity Escrow Deposit (along with accrued interest and earnings on such funds).  If, on such date, there are any claims pending, the escrow agent will (i) retain and continue to hold the aggregate amount of the Indemnity Escrow Deposit being reserved against such claims, determined in accordance with the claim notice(s) received by the escrow agent from Merit in accordance with the escrow agreement, and (ii) remit the remaining balance of the Indemnity Escrow Deposit to the Company (along with accrued interest and earnings on such funds).

The Company reflected the Settlement Agreement in the gain on the sale of Five Star which is included in Loss from discontinued operations in its Condensed Consolidated Statement of Operations for the six months ended June 30, 2010.

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

Upon the consummation of the Five Star Sale, we became a “shell company”, as defined in Rule 12b-2 of the Exchange Act.  Because we are a shell company, our stockholders are unable to utilize Rule 144 to sell “restricted stock” as defined in Rule 144 or to otherwise use Rule 144 to sell our securities, and we are ineligible to utilize registration statements on Form S-3 or Form S-8 for so long as we remain a shell company and for 12 months thereafter.  As a consequence, among other things, the offering, issuance and sale of our securities is likely to be more expensive and time consuming and may make our securities less attractive to investors.  See “Item 1. Business – Nature of Our Business Following the Five Star Sale”, and “Item 1A. Risk Factors – As a result of the sale of Five Star, we are a shell company under the federal securities laws, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Although our Board of Directors believes that we are not engaged primarily in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being primarily engaged in those activities, once the closing of the Five Star Sale occurred we appeared to come within the technical definition of an “investment company” under section 3(a) (1) (C) of the Investment Company Act.  We have operated on the assumption, therefore, that we fall within the scope of section 3(a)(1)(C) because the value of our investment securities (as defined in the Investment Company Act) is more than 40% of our total assets (exclusive of government securities and cash and certain cash equivalents).  Under the Investment Company Act, if we do not develop or acquire sufficient interests in one or more operating businesses by mid-January 2011, we may be required to register under the Investment Company Act.  See “Item 1A. Risk Factors - If we do not develop or acquire sufficient interests in one or more operating businesses by mid-January 2011, we may be required to register under the Investment Company Act” in our Annual Report on Form 10-K for the year ended December 31, 2010.

An investment company that falls within the scope of section 3(a) (1) (C) of the Investment Company Act can avoid being regulated as an investment company if it can rely on certain of the exclusions under the Investment Company Act.  One such exclusion that management believes applies is Rule 3a-2 under the Investment Company Act and similar SEC principles and guidance, which allow a 3(a)(1)(C) investment company (as a “transient investment company”) a grace period of one year from the date of classification (in our case, the date of stockholder approval of the Five Star Sale, which was January 14, 2010), to avoid registration under the Investment Company Act so long as it does not intend to engage primarily in the business of investing, reinvesting, owning, holding or trading in securities.

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

A Current Report on Form 8-K was filed by Indevus with the SEC on March 23, 2009 disclosing that Endo had acquired all of the issued and outstanding shares of Indevus common stock at such time.  Notwithstanding the consummation of such transaction, the Company retains rights to receive certain cash payments based on FDA approval of certain drug applications.  Specifically, the Company has a contingent right to receive from Endo the following cash payments: (i) upon FDA approval of the uteral stent drug application, related to the Aveed TM product, on or before specified dates in 2012, of between $2,685,000 and $2,327,000 depending on the terms contained in the FDA approval and (ii) upon FDA approval of VP003 (Octreotide implant) drug application on or before specified dates in 2012, of between $4,028,000 and $3,491,000 depending on the terms contained in the FDA approval.  A Current Report on Form 8-K was filed by Endo on February 22, 2010 disclosing that Endo had recorded a non-cash impairment charge due to heightened regulatory uncertainties related to their Aveed TM product, and reduced the corresponding contingent payment due to former Indevus shareholders due to the decreased probability that they will be obligated to make the contingent consideration payments related to the Uteral Stent.

Operating Highlights

As a result of the sale of Five Star by the Company pursuant to the Five Star Stock Purchase Agreement dated November 24, 2009, the results for Five Star have been treated as a discontinued operation. On January 15, 2010, the Company completed the sale of all the issued and outstanding stock of Five Star.

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

For the three months ended June 30, 2010, the Company had a loss from continuing operations before income taxes of $1,112,000 compared to a loss from continuing operations before income taxes of $823,000 for the three months ended June 30, 2009.  The reduced operating results are the result of increased General and administrative expenses (“G&A”) of $294,000.

General and administrative expenses

For the three months ended June 30, 2010, G&A was $1,123,000 as compared to $829,000 for the three months ended June 30, 2009.  The increased G&A at the corporate level of $294,000, which the Company believes is not indicative of the level of future G &A expenses was primarily due to the following: (i) $142,000 of severance costs related to the Separation Agreement entered into between the Company and John Belknap, a former director, officer and employee of the Company, (ii)  increased consulting services and professional fees of $220,000 related to the evaluation of potential acquisition and business development opportunities for the Company, (iii) the elimination of the receipt of the Five Star management fee as a result of the Five Star sale in January 2010, which was $120,000 for the three months ended June 30, 2009 and was zero for the three months ended June 30, 2010, and (iv) partially offset by reduced compensation expense related to option grants by $189,000 from $229,000 for the three months ended June 30, 2009 to $40,000 for the three months ended June 30, 2010.  The consulting services referred to above were terminated in the second quarter of 2010 and the Company believes that the level of expenses incurred for the three months ended June 30, 2010 is not necessarily  indicative of the G&A expenses to be incurred for the remainder of the year.

Income taxes

For the three months ended June 30, 2010 and 2009, the Company recorded income tax benefit of $182,000 and $68,000, respectively, which represents the Company’s applicable federal, state and local tax benefit for the periods from continuing operations.  For the three months ended June 30, 2010 and 2009, the income tax benefit differed from the benefit computed at the federal statutory income tax rate due primarily to an increase in the valuation allowance with respect to losses incurred by the Company.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

For the six months ended June 30, 2010, the Company had a loss from continuing operations before income taxes of $2,537,000 compared to a loss from continuing operations before income taxes of $1,553,000 for the six months ended June 30, 2009.  The reduced operating results are the result of increased General and administrative expenses (“G&A”) of $990,000.

General and administrative expenses

For the six months ended June 30, 2010, G&A was $2,557,000 as compared to $1,567,000 for the six months ended June 30, 2009.  The increased G&A  of $990,000, which the Company believes is not indicative of the level of future G &A expenses, was primarily due to: (i) $142,000 of severance costs related to the Separation Agreement entered into between the Company and John Belknap, a former director, officer and employee of the Company, (ii)  consulting services and professional fees of $430,000 related to the evaluation of potential acquisition and business development opportunities for the Company, (iii)  a discrete  bonus granted by the Board of Directors in 2010 to the Chairman, Chief Executive Officer and President of the Company for his specific role in the completion of the sale of both the Company’s undeveloped real property located in Pawling, New York and Five Star in the amount of $500,000, (iv) the elimination of the receipt of the Five Star management fee as a result of the Five Star sale in January 2010, which was $240,000 for the six months ended June 30, 2009 and was zero for the six months ended June 30, 2010, and (v) partially offset by reduced compensation expense related to option grants by $280,000 from $458,000 for the six months ended June 30, 2009 to $178,000 for the six months ended June 30, 2010.  The consulting services referred to above were terminated in the second quarter of 2010 and the  Company believes that the level of expenses incurred for the six months ended June 30, 2010 is not necessarily indicative of the G&A expenses to be incurred for the remainder of the year.

Income taxes

For the six months ended June 30, 2010 and 2009, the Company recorded an income tax benefit of $887,000 and $72,000, respectively, which represents the Company’s applicable federal, state and local tax benefit for the periods from continuing operations.  The Company adjusted state income tax liability and originally included the  related tax benefit of approximately $220,000 in discontinued operations during the three months ended March 31, 2010, which was reclassified to continuing operations in the statement of operations for six month ended June 30, 2010. For the six months ended June 30, 2010 and 2009, the income taxes benefit differed from the benefit computed at the federal statutory income tax rate due primarily to an increase in the valuation allowance with respect to losses incurred by the Company and the $220,000 benefit referred to above.

Five Star is currently undergoing an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008.  Five Star is being challenged with regard to the timing of certain tax deductions.  Even though the open issues under audit relate solely to the timing of deductions (not to the underlying appropriateness of those deductions), the Company recorded a liability for uncertain tax positions during the six months ended June 30, 2010 for approximately $654,000 to cover the potential costs, including interest and penalties, associated with deductions at issue which was charged to discontinued operations.  If the Company is not able to successfully defend its position, the resultant effect could be an increase to income tax expense for the year ended December 31, 2007, a decrease to income tax expense for the years ended December 31, 2008 and 2009, and an increase of the Company’s net operating loss carryforward which may arise in the year ending December 31, 2010.

The increase in the liability for uncertain tax positions was treated as a discrete item during the six months ended June 30, 2010. The tax effect of discrete items are reflected in the periods in which they occur and not reflected in the estimated annual effective tax rate which is used for interim period tax provisions. The Company intends to vigorously defend its position with the Internal Revenue Service.

Financial condition

Liquidity and Capital Resources

At June 30, 2010, the Company had cash and cash equivalents totaling $28,755,000. The Company believes that such cash will be sufficient to fund the Company’s working capital requirements for at least the next 12 months.

Contractual Obligations and Commitments

The Company and GP Strategies Corporation (“GP Strategies”), the former parent of the Company, have guaranteed the leases for Five Star’s New Jersey and Connecticut warehouses, totaling approximately $1,825,000 and $325,000 per year, respectively through the third quarter of 2010. GP Strategies’ guarantee of such leases was in effect at such time as Five Star was a wholly-owned subsidiary of GP Strategies. In March 2009, the landlord of the Connecticut facility released GP Strategies from its guarantee and accepted the guarantee from the Company.  GP Strategies is to be released from any further liability as guarantor of payments under the New Jersey lease beyond September 30, 2010, provided that prior to August 31, 2010, GP Strategies delivers to the landlord of the New Jersey warehouse a letter of credit for $128,000 effective through September 30, 2011. On January 15, 2010, the Company completed the sale to Merit of all the issued and outstanding stock of Five Star.  Merit has extended the New Jersey warehouse lease through January 2011 and has agreed under the terms of the Five Star Stock Purchase Agreement to use its best efforts to have the landlord of the New Jersey warehouse release GP Strategies and the Company of guarantees on any future extensions effective after September 30, 2011.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances of Equity Securities

On May 6, 2010, the Company issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), shares of Company common stock to Lawrence G. Schafran, a director of the Company, in payment of his quarterly directors fees.  Mr. Schafran received 3,304 shares of Company common stock.  The aggregate value of the 3,304 shares of Company common stock issued to Mr. Schafran was approximately $4,625 on the date of issuance.  These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

This issuance qualified for exemption from registration under the Securities Act because (i)  Mr. Schafran is an accredited investor, (ii) the Company did not engage in any general solicitation or advertising in connection with the issuance, and (iii) Mr. Schafran received restricted securities.

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

There were no common stock repurchases made by or on behalf of the Company during the second quarter ended June 30, 2010.  At June 30 2010, a total of 2,208,679 shares remained available for purchase.

Item 6.                 Exhibits.

Exhibit No.		Description

10.1	*	Separation Agreement by and between the Company and John C. Belknap, dated as of June 7, 2010

31.1	*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	*
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

NATIONAL PATENT DEVELOPMENT CORPORATION

Date: August 5, 2010	/s/ HARVEY P. EISEN
Name: Harvey P. Eisen
Title: Chairman of the Board and Chief Executive Officer

Date: August 5, 2010	/s/ IRA J. SOBOTKO
Name: Ira J. Sobotko
Title: Vice President, Chief Financial Officer