Form 10-Q
period 2010-09-30
NATIONAL PATENT DEVELOPMENT CORP
filed 2010-11-15
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

As of November 2, 2010, there were 17,575,591 shares of the registrant’s common stock, $0.01 par value, outstanding.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

General and administrative expenses	$(414)	$(816)	$(2,971)	$(2,382)

Operating loss	(414)	(816)	(2,971)	(2,382)

Investment and other income	1	1	21	15

Loss from continuing operations before income tax benefit	(413)	(815)	(2,950)	(2,367)

Income tax benefit	123	23	1,010	95

Loss from continuing operations	(290)	(792)	(1,940)	(2,272)

Income (loss) from discontinued operations	-	25	(946)	129

Net loss	$(290)	$(767)	$(2,886)	$(2,143)

Basic and diluted net (loss) income per share
Continuing operations	$(0.02)	$(0.05)	$(0.11)	$(0.13)
Discontinued operations	-	0.01	(0. 05)	0.01
Net loss per share	$(0.02)	$(0.04)	$(0. 16)	$(0. 12)

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss	$(290)	$(767)	$(2,886)	$(2,143)

Other comprehensive income (loss), before tax:
Net unrealized (loss) gain on interest rate swap		(5)		204
Reclassification of loss on interest rate swap to loss from discontinued operations			803
Comprehensive loss before tax	(290)	(772)	(2,083)	(1,939)

Income tax (expense) benefit related to items of other comprehensive income (loss)		2		(81)
Reclassification of deferred tax benefit related to interest rate swap to loss from discontinued operations			(321)

Comprehensive loss	$(290)	$(770)	$(2,404)	$(2,020)

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$28,341	$23,006
Cash held in escrow	300	-
Assets held for sale	-	30,812
Deferred tax asset	-	667
Refundable and prepaid income tax	975	-
Prepaid expenses and other current assets	35	901
Total current assets	29,651	55,386
Property, plant and equipment, net	8	18
Investment in undeveloped land	355	355
Other assets	375	282
Total assets	$30,389	$56,041

Liabilities and stockholders’ equity
Current liabilities
Liabilities related to assets held for sale	$-	$22,112
Income taxes payable	434	964
Accounts payable and accrued expenses	302	1,132
Total current liabilities	736	24,208

Commitments and contingencies

Stockholders’ equity
Common stock	181	181
Additional paid-in capital	29,799	29,574
Retained earnings	1,032	3,918
Treasury stock, at cost	(1,359)	(1,358)
Accumulated other comprehensive loss	-	(482)
Total stockholders’ equity	29,653	31,833
Total liabilities and stockholders’ equity	$30,389	$56,041

See accompanying notes to condensed consolidated financial statements

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operations:
Net loss	$(2,886)	$(2,143)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Depreciation and amortization	10	326
Loss on interest rate swap	803	-
Expenses paid in common stock	20	20
Deferred income taxes	346	238
Stock based compensation expense	205	687
Gain on sale of Five Star	(2,405)	-
Changes in other operating items, net of effect of sale of Five Star:
Refundable and prepaid income tax	(975)	-
Income tax payable	(530)	-
Accounts and other receivables	-	(3,164)
Inventory	-	1,080
Prepaid expenses and other current assets	59	213
Accounts payable and accrued expenses	(1,017)	3,806
Net cash (used in) provided by operations	(6,370)	1,063

Cash flows from investing activities:
Additions to property, plant and equipment, net	-	(57)
Cash held in escrow	(300)	-
Net proceeds from sale of Five Star, net of $1 cash of discontinued operations	26,463 (a)	-
Net cash provided by (used in) investing activities	26,163	(57)

Cash flows from financing activities:
Proceeds from short-term borrowings	285	-
Purchase of treasury stock	(1)	-
Repayment of short-term borrowings	(14,804)	(2,507)
Net cash used in financing activities	(14, 520)	(2,507)

Net increase (decrease) in cash and cash equivalents	5,273	(1,501)
Cash and cash equivalents at beginning of period	23,068 (b)	13,089
Cash and cash equivalents at end of period, including assets held for sale in 2009	28,341	11,588
Cash and cash equivalents included in assets held for sale	-	(16)
Cash and cash equivalents at end of period	$28,341	$11,572
(a) Includes $14,804 used to repay short-term borrowings simultaneously with closing of sale and $1,344 withheld by the buyer to pay severance and bank fees and $300 cash held in escrow
(b) Includes $62 included in assets held for sale

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	31	1,263
Income taxes	1,121	(73)

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)
(in thousands, except shares)

	Common Stock		Additional paid-in	Retained	Treasury stock, at	Accumulated other comprehensive income	Total Stock- holders’
	Shares	Amount	capital	earnings	cost	(loss)	equity
Balance at December 31, 2009	18,125,809	$181	$29,574	$3,918	$(1,358)	$(482)	$31,833
Reclassification of loss on interest rate swap to loss from discontinued operations						803	803
Reclassification of deferred tax benefit related to loss on interest rate swap to loss from discontinued operations						(321)	(321)
Net loss				(2,886)			(2,886)
Repurchase of 500 shares of common stock					(1)		(1)
Stock based compensation expense			205				205
Issuance of common stock to directors	12,602		20				20
Balance at September 30, 2010	18,138,911	$181	$29,799	$1,032	$(1,359)	$-	$29,653

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009
(unaudited)

1.           Basis of presentation and description of business

Basis of presentation

The accompanying condensed consolidated interim financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The Condensed Consolidated Balance Sheet as of December 31, 2009 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature other than adjustments related to the sale of Five Star Group, Inc., necessary for a fair presentation. The results for the 2010 interim period are not necessarily indicative of results to be expected for the entire year.

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

Prior to consummation of the Five Star sale, the Company’s Board of Directors believed that, although the Company was not engaged primarily in the business of investing, reinvesting or trading in securities, and did not hold itself out as being primarily engaged in those activities, the Company could, upon consummation of the Five Star sale, fall within the technical definition of “investment company” under Section 3(a)(1) of the Investment Company Act of 1940, as amended (the “Investment Company Act”).  The Company’s Board of Directors has re-evaluated the characterization and valuation of its assets for purposes of the applicable definitions of the Investment Company Act and has concluded that the Company does not fall within the technical definition of “investment company” because the “investment securities” it holds constitute less than 40% of its total assets (exclusive of government securities and cash and certain cash equivalents).  Accordingly, the Company will not be required to take any affirmative steps, including developing or acquiring interests in one or more operating businesses prior to January 15, 2011, in order to avoid becoming an “investment company” for purposes of the Investment Company Act.  However, the Company is actively continuing its efforts to acquire interests in one or more operating businesses on terms that the Company’s Board of Directors determines to be in the best interest of the Company and its stockholders.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009
(unaudited)

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

The Five Star Stock Purchase Agreement provided for an aggregate purchase price (the “Purchase Price”) for the stock of $33,124,000, subject to certain adjustments to reflect (i) (A) changes in the outstanding balance of Five Star’s revolving indebtedness under its loan agreement with Bank of America (the “Revolving Indebtedness”) from the amount outstanding at March 31, 2009 compared to the amount outstanding on the Closing Date (the “Cash Flow Adjustment”) and (B) increases dollar for dollar if Five Star had positive net results, as defined, from March 31, 2009 to the Closing Date, or decreases if it had negative net results, as defined, during such period (the “Net Results Adjustment”) and (ii) a potential downward adjustment based on the value of certain designated inventory held by Five Star, less the value received for such inventory after the Closing Date (the “Inventory Adjustment”), to the extent such Inventory Adjustment post-closing exceeds $400,000 but is equal to or less than $1,000,000.

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

The proceeds of the Five Star sale were reduced by transaction costs, and will be reduced by one half of the rent and other sums, due under the warehouse lease for Five Star’s Connecticut location from the date on which Five Star ceases to use the warehouse through September 30, 2010, if any, costs relating to the satisfaction of certain obligations under state environmental laws in New Jersey and Connecticut, if any, and the payment of amounts to indemnify Merit as provided in the Five Star Stock Purchase Agreement, if any. The Company did not incur any costs related to Five Star’s Connecticut location.  At December 31, 2009, transaction costs related to the sale amounted to approximately $707,000, which are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.  In 2010, the Company incurred additional transaction expenses of $220,000.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009
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

The gain on the sale of Five Star, after giving effect to the Settlement Agreement, amounted to $2,405,000 and is included in Loss from discontinued operations in its Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010.

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
Three and nine months ended September 30, 2010 and 2009
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

For the three and nine months ended September 30, 2010 and 2009 the components of (loss) income from discontinued operations were as follows (in thousands):

	Three months ended			Nine months ended
	September 30,			September 30,
	2010		2009	2010	2009

Five Star
Sales		$-	$27,131	$2,635	$80,027
Cost of sales		-	22,591	2,294	66,631
Gross margin		-	4,540	341	13,396

Selling, general and administrative expenses		-	4,106	423	12,042
Severance payments		-	-	1,062	-
Fees and expenses related to repayment of debt		-	-	374	-
Loss on interest rate swap		-	-	803	-

Operating (loss) income		-	434	(2,321)	1,354

Interest expense		-	(389)	(100)	(1,138)
Other (expense) income		-	6	(53)	20

(Loss) income from operations before items shown below		-	51	(2,474)	236
Gain on sale of Five Star		-	-	2,405	-
(Loss) income before income tax expense		-	51	(69)	236
Income tax expense, including deferred tax expense of $346 in nine months ended September 30, 2010			(26)	(877)	(107)

(Loss) income from discontinued operations	$		$25	$(946)	$129

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009
(unaudited)

3.           Per share data

Loss per share for the three and nine months ended September 30, 2010 and 2009 are calculated as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic and Diluted EPS
Loss from continuing operations	$(290)	$(792)	$(1,940)	$(2,272)
(Loss) income from discontinued operation		25	(946)	129
Net loss	$(290)	$(767)	$(2,886)	$(2,143)

Weighted average shares outstanding	17,572	17,556	17,569	17,550

Per share:
Continuing operations	$(0.02)	$(0.05)	$(0.11)	$(0.13)
Discontinued operations		0.01	(0.05)	0.01
Net loss	$(0.02)	$(0.04)	$(0.16)	$(0.12)

At September 30, 2010 and 2009, the Company has outstanding options to purchase 3,250,000 and 3,350,000 shares of Company common stock, which were not included in the diluted computation, as their effect would be anti-dilutive.

4.           Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased. At September 30, 2010, the Company had repurchased 1,791,821 shares of its common stock for $4,093,000 and, a total of 2,208,179 shares remained available for repurchase.  In the quarter ended September 30, 2010 the Company repurchased 500 shares of common stock for $665.  There were no other common stock repurchases made by or on behalf of the Company during the nine months ended September 30, 2010.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009
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

Information with respect to the Company’s outstanding stock options for the nine months ended September 30, 2010 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2010	3,350,000	$2.49	6.9	$0	*
Options granted	550,000	$1.33		$33,000	*
Options cancelled	(650,000)	$2.28			*
Options outstanding at September 30, 2010	3,250,000	$2.31	7.1	$0	*
Options exercisable at September 30, 2010	2,800,000	$2.46	6.4	$0	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

In March 2010, the Company issued 100,000 options to a director, who subsequently resigned in September 2010 and whose options were cancelled at that time.  In April 2010, the Company issued 100,000 options to each of two directors, and 250,000 options to its Chairman and Chief Executive Officer. The options were issued at an exercise price equal to market value at the date of the grants.  The weighted average grant-date fair value of the options was $0.52, which was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0%
Weighted-average volatility	47.59%
Risk-free interest rate	1.96% and 2.07%
Expected life (in years)	4

Compensation expense related to option grants amounted to $27,000 and $229,000 for each of the three months ended September 30, 2010 and 2009, respectively, and $205,000 and $687,000, for each of the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there was $200,000 of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 2.5 years.

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
Three and nine months ended September 30, 2010 and 2009
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

8.           Related party transactions

(a)
On November 12, 2004, the Company entered into an agreement to borrow approximately $1,022,000 from Bedford Oak Partners L.P., which is controlled by Harvey P. Eisen, Chairman, Chief Executive Officer and a director of the Company, and approximately $568,000 from Jerome I. Feldman, who at the time was Chairman and Chief Executive Officer and a director of the Company, which was utilized to exercise an option held by the Company to purchase Series B Convertible Preferred shares of Valera. On January 11, 2005, the Company prepaid the loans and all accrued interest in full. As further consideration for making these loans, Bedford Oak Partners and Mr. Feldman became entitled to a portion of the consideration received by the Company on the sale of certain Valera shares. As a result of the consummation of the acquisition of Valera by Indevus and the merger of Indevus into Endo (see Note 7), the Company has a contingent right to receive from Endo certain cash payments. The two related parties would receive the following portions of the Company’s cash payments upon the occurrence of the following events: (i) upon FDA approval of the Uteral Stent, between $262,000 and $227,000,respectively  and (ii) upon FDA approval of VP003, between $393,000 and $341,000, respectively.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009
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

As of March 1, 2010, the Consultants terminated their services with Bedford Oak Advisors, LLC and were retained by the Company to provide the Consulting Services to the Company on a month-to-month basis at a rate of $35,000 per month payable to one individual and $25,000 per month payable to the other individual.  The respective agreements with the Consultants expired on June 30, 2010.  However, the Company or either Consultant had the right to terminate the agreement at any time upon thirty days prior written notice to the other party.  The agreement with the individual at the rate of $35,000 per month was terminated by the Company as of May 15, 2010 and the agreement with the individual at the rate of $25,000 per month was terminated by the Company as of June 30, 2010.

(c)
Effective June 1, 2010, the Company relocated its headquarters to the offices of Bedford Oak Advisors, LLC in Mount Kisco, New York. The Company is subleasing a portion of the space and has access to various administrative support services on a month-to-month basis at the rate of approximately $19,700 per month. General and administrative expenses for the three and nine months ended September 30, 2010, include $60,000 and $79,000 related to the sublease arrangement.

9.           Income taxes

Pursuant to the Five Star Stock Purchase Agreement, the Company and Merit agreed to jointly make an election under Section 338 (h) (10) of the Internal Revenue Code to treat the sale of the Five Star stock as a sale of the  Five Star assets and liabilities.

For the three and nine months ended September 30, 2010, the income tax benefit related to continuing operations was approximately $123,000 and $1,010,000, respectively. This substantially represents a potential recovery of federal income tax paid in respect of 2009 as a result of a net operating loss carryback attributable to the loss from continuing operations in the nine months ended September 30, 2010.  The income tax benefit of $123,000 recorded for the three months ended September 30, 2010 represents the effect of a final true-up of the prior year’s tax accrual upon filing the actual tax returns.

Five Star is currently undergoing an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008 and is being challenged with respect to the timing of certain tax deductions.  As a result thereof, the Company recorded a liability for uncertain tax positions during the nine months ended September 30, 2010 for approximately $654,000 to cover the potential federal and state tax deficiencies, interest and penalties.  Of such amount, approximately $531,000 related to additional tax was charged to income tax expense, approximately $68,000 related to interest was charged to interest expense and approximately $55,000 related to penalties was charged to other expense within loss from discontinued operations (see Note 2). The Company intends to vigorously defend its position with the Internal Revenue Service.

For the nine months ended September 30, 2010, income tax expense charged to discontinued operations was due to the tax referred to above and the write-off of the deferred tax asset at December 31, 2009 attributable to the reversal of deductible temporary differences related to assets and liabilities held for sale at such date.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009
(unaudited)

10.           Contingency

The Company has guaranteed the lease for Five Star’s New Jersey warehouse, totaling approximately $1,825,000 per year.  On January 15, 2010, the Company completed the sale to Merit of all the issued and outstanding stock of Five Star.  Merit has extended the New Jersey warehouse lease, which originally expired in September 2010 through January 2011 and has agreed under the terms of the Five Star Stock Purchase Agreement to use its best efforts to have the landlord of the New Jersey warehouse release the Company of guarantees on any future extensions effective after September 30, 2011. Merit has announced that it is consolidating the Five Star New Jersey and Connecticut facilities into a new distribution center, which it expects to commence shipping from in the fourth quarter of 2010. Therefore the Company does not anticipate the New Jersey lease to be extended beyond January 2011.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 (other than the first two factors thereunder, which relate to the risk that the Company could be required to register as an “investment company” under the Investment Company Act).

These forward-looking statements generally relate to our plans, objectives and expectations for future events and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts.  These statements are based upon our opinions and estimates as of the date they are made.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond our control, which could cause actual results, performance and achievements to differ materially from results, performance and achievements projected, expected, expressed or implied by the forward-looking statements.  While we cannot assess the future impact that any of these differences could have on our business, financial condition, results of operations and cash flows or the market price of shares of our common stock, the differences could be significant. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report and you are urged to consider all such risks and uncertainties. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved.

General Overview

On January 15, 2010, we completed the Five Star sale, in which we sold to Merit all of the issued and outstanding shares of Five Star for cash pursuant to the terms and subject to the conditions of the Five Star Stock Purchase Agreement (see Note 2 to the Condensed Consolidated Financial Statements).

Five Star’s results of operations for the quarter and nine months ended September 30, 2010 have been accounted for as a discontinued operation in the condensed consolidated statements of operations, and its results of operations for the quarter and nine months ended September 30, 2009 have been reclassified as discontinued operations to be consistent with the current year presentation (see Note 2 to the Condensed Consolidated Financial Statements).  Assets and liabilities of Five Star have been classified as held for sale in the consolidated balance sheet at December 31, 2009.

Five Star Sale

The Five Star Stock Purchase Agreement provided for an aggregate purchase price (the “Purchase Price”) for the Five Star Stock of $33,124,000, subject to certain adjustments to reflect (i) (A) dollar for dollar decreases in the event that Five Star’s outstanding revolving indebtedness under its loan agreement with Bank of America (the “Revolving Indebtedness”) decreased from the amount outstanding at March 31, 2009 compared to the amount outstanding on the date of the closing of the Five Star Sale (the “Closing Date”) or increases if such indebtedness increased (excluding increases or decreases due to income tax payments or refunds) (the “Cash Flow Adjustment”) and (B) increases dollar for dollar if Five Star had positive net results from March 31, 2009 to the Closing Date, or decreases if it had negative net results (the “Net Results Adjustment”) and (ii) a potential downward adjustment based on the value of certain designated inventory held by Five Star Group, less the value received for such inventory after the Closing Date (the “Inventory Adjustment”), to the extent such Inventory Adjustment post-closing exceeds $400,000 but is equal to or less than $1,000,000.

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

The Company reflected the Settlement Agreement in the gain on the sale of Five Star which is included in Loss from discontinued operations in its Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010.

The proceeds of the Five Star Sale will also be reduced by transaction costs, taxes, one half of the rent and other sums, if any, due under the warehouse lease for Five Star’s Connecticut location from the later of March 31, 2010 or when Five Star ceases to use the warehouse, through September 30, 2010.  The proceeds may also be reduced by  costs, if any  relating to the satisfaction of certain obligations under state environmental laws in New Jersey and Connecticut, if any, as well as the post-closing adjustments due Merit pursuant to the Five Star Stock Purchase Agreement, as well as the payment of amounts, if any to indemnify Merit as provided in the Five Star Stock Purchase Agreement, if any. The Company did not incur any costs related to Five Star’s Connecticut location through September 30, 2010.

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

Prior to consummation of the Five Star sale, the Company’s Board of Directors believed that, although the Company was not engaged primarily in the business of investing, reinvesting or trading in securities, and did not hold itself out as being primarily engaged in those activities, the Company could, upon consummation of the Five Star sale, fall within the technical definition of “investment company” under Section 3(a)(1) of the Investment Company Act of 1940, as amended (the “Investment Company Act”).  The Company’s Board of Directors has re-evaluated the characterization and valuation of its assets for purposes of the applicable definitions of the Investment Company Act and has concluded that the Company does not fall within the technical definition of “investment company” because the “investment securities” it holds constitute less than 40% of its total assets (exclusive of government securities and cash and certain cash equivalents).  Accordingly, the Company will not be required to take any affirmative steps, including developing or acquiring interests in one or more operating businesses prior to January 15, 2011, in order to avoid becoming an “investment company” for purposes of the Investment Company Act.  However, the Company is actively continuing its efforts to acquire interests in one or more operating businesses on terms that the Company’s Board of Directors determines to be in the best interest of the Company and its stockholders.  While we have focused our development or acquisition efforts on sectors in which our management has expertise, we do not wish to limit ourselves to, or to foreclose any opportunities in, any particular industry or sector.  The goal of our investment strategy is to develop or acquire businesses in order to generate value for our stockholders.  We cannot assure that we will successfully develop, or identify a suitable acquisition opportunity of, an operating business or businesses.

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

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

For the three months ended September 30, 2010, the Company had a loss from continuing operations before income taxes of $413,000 compared to a loss from continuing operations before income taxes of $815,000 for the three months ended September 30, 2009.  The reduced operating loss was the result of reduced General and administrative expenses (“G&A”) of $402,000.

General and administrative expenses

For the three months ended September 30, 2010, G&A was $414,000 as compared to $816,000 for the three months ended September 30, 2009.  The decreased G&A at the corporate level of $402,000 was primarily due to the following (in thousands):

Increase (decrease)
Personnel and related costs, related to the resignation of John Belknap, a former officer of the Company in June 2010	$(74)

Professional fees, net (recurring)	(326)

Office rent and administrative services, related to the relocation of the corporate office in June 2010 (see Note 8 (c ) to the Condensed Consolidated Financial Statements)	64

Five Star management fee (eliminated as result of the sale of Five Star in January 2010)	120

Reduction in compensation expense related to option grants	(202)

Other	16

Total reduction in General and administrative expenses	$(402)

Income taxes

For the three months ended September 30, 2010 and 2009, the Company recorded an income tax benefit of $123,000 and $23,000, respectively, which represents the Company’s applicable federal, state and local tax benefit for the periods from continuing operations.  For the three months ended September 30, 2010 and 2009, the income tax benefit differed from the benefit computed at the federal statutory income tax rate due primarily to an increase in the valuation allowance with respect to losses incurred by the Company.  The income tax benefit of $123,000 recorded for the three months ended September 30, 2010 represents the effect of a final true-up of the prior year’s tax accrual upon filing the actual tax returns.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

For the nine months ended September 30, 2010, the Company had a loss from continuing operations before income taxes of $2,950,000 compared to a loss from continuing operations before income taxes of $2,367,000 for the nine months ended September 30, 2009.  The reduced operating results are the result of increased General and administrative expenses (“G&A”) of $589,000.

General and administrative expenses

For the nine months ended September 30, 2010, G&A was $2,971,000 as compared to $2,382,000 for the nine months ended September 30, 2009.  The increased G&A of $589,000, which the Company believes is not indicative of the level of future G &A expenses, was primarily due to the following (in thousands):

Increase (decrease)
Severance costs related to the Separation Agreement entered into in 2010 between the Company and John Belknap, a former director, officer and employee of the Company	$158

Consulting services and professional fees incurred in 2010 related to the evaluation of potential acquisition and business development opportunities for the Company (terminated in June 2010)	388

Discrete bonus granted by the Board of Directors in 2010 to the Chairman, Chief Executive Officer and President of the Company for his specific role in the completion of the sale of both the Company’s undeveloped real property located in Pawling, New York and Five Star	500

Five Star management fee (which was zero in 2010 as result of the sale of Five Star in January 2010)	360

Reduction in compensation expense related to option grants	(482)

Reduced professional fees	(332)

Other	(3)

$589

Income taxes

For the nine months ended September 30, 2010 and 2009, the Company recorded an income tax benefit of $1,010,000 and $95,000, respectively, which represents the Company’s applicable federal, state and local tax benefit for the periods from continuing operations.  The income tax benefit of $1,010,000 recorded for the nine months ended September 30, 2010 substantially represents a potential recovery of federal income tax expense in respect of 2009 as a result of net operating loss carry back attributable to the loss from continuing operations during 2010. as well as the effect of a final true-up of the prior year’s tax accrual upon filing the actual tax returns. For the nine months ended September 30, 2010 and 2009, the income taxes benefit differed from the benefit computed at the federal statutory income tax rate due primarily to an increase in the valuation allowance with respect to losses incurred by the Company .

Five Star is currently undergoing an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008.  Five Star is being challenged with regard to the timing of certain tax deductions.  Even though the open issues under audit relate solely to the timing of deductions (not to the underlying appropriateness of those deductions), the Company recorded a liability for uncertain tax positions during the nine months ended September 30, 2010 for approximately $654,000 to cover the potential costs, including interest and penalties, associated with deductions at issue which was charged to discontinued operations.  If the Company is not able to successfully defend its position, the resultant effect could be an increase to income tax expense for the year ended December 31, 2007, a decrease to income tax expense for the years ended December 31, 2008 and 2009, and an increase of the Company’s net operating loss carryforward which may arise in the year ending December 31, 2010.

The increase in the liability for uncertain tax positions was treated as a discrete item during the three months ended March 31, 2010. The tax effect of discrete items are reflected in the periods in which they occur and not reflected in the estimated annual effective tax rate which is used for interim period tax provisions. The Company intends to vigorously defend its position with the Internal Revenue Service.

Financial condition

Liquidity and Capital Resources

At September 30, 2010, the Company had cash and cash equivalents totaling $28,341,000. The Company believes that such cash will be sufficient to fund the Company’s working capital requirements for at least the next 12 months.

Contractual Obligations and Commitments

The Company has guaranteed the lease for Five Star’s New Jersey warehouse, totaling approximately $1,825,000 per year.  On January 15, 2010, the Company completed the sale to Merit of all the issued and outstanding stock of Five Star.  Merit has extended the New Jersey warehouse lease, which originally expired in September 2010 through January 2011 and has agreed under the terms of the Five Star Stock Purchase Agreement to use its best efforts to have the landlord of the New Jersey warehouse release the Company of guarantees on any future extensions effective after September 30, 2011. Merit has announced that it is consolidating the Five Star New Jersey and Connecticut facilities into a new distribution center, which it expects to commence shipping from in the fourth quarter of 2010. Therefore the Company does not anticipate the New Jersey lease to be extended beyond January 2011.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances of Equity Securities

On July 8, 2010, the Company issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), shares of Company common stock to Lawrence G. Schafran, and James Schreiber directors of the Company, in payment of their quarterly directors fees.  Mr. Schafran and Mr. Schreiber received 2,083 and 2,917 shares of Company common stock, respectively.  The aggregate value of the shares of Company common stock issued to Mr. Schafran and Mr. Schreiber was approximately $3,125 and $4,376, respectively, on the date of issuance.  These shares were issued pursuant to exemptions from registration set forth in Section 4 (2) of the Securities Act and Regulation D promulgated thereunder.

This issuance qualified for exemption from registration under the Securities Act because (i) Mr. Schafran and Mr. Schreiber are accredited investor, (ii) the Company did not engage in any general solicitation or advertising in connection with the issuance, and (iii) Mr. Schafran and Mr. Schreiber received restricted securities.

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

The following table provides common stock repurchases made by or on behalf of the Company during the three months ended September 30, 2010.

Issuer Purchases of Equity Securities
Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
Beginning	Ending
July 1, 2010	July 31, 2010	-	-	-	2,208,679
August 1, 2010	August 31, 2010	-	-	-	2,208,679
September 1, 2010	September 30, 2010	500	$1.30	1,791,821	2,208,179
Total		500	$1.30	1,791,821	2,208,179

Item 6.                      Exhibits.

Exhibit No.		Description

31.1	*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	*
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

NATIONAL PATENT DEVELOPMENT CORPORATION

Date: November 15, 2010	/s/ HARVEY P. EISEN
Name: Harvey P. Eisen
Title: Chairman of the Board and Chief Executive Officer

Date: November 15, 2010	/s/ IRA J. SOBOTKO
Name: Ira J. Sobotko
Title: Vice President, Chief Financial Officer