Form 10-K
period 2010-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 2011-03-04
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file Number: 000-50587

NATIONAL PATENT DEVELOPMENT CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4005439
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

100 South Bedford Road, Suite 2R, Mount Kisco, NY 10549
(Address of Principal Executive Offices, including Zip Code)

(914) 242-5700
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $26,353,000.

As of February 18, 2011, 17,577,545 shares of the registrant’s common stock were outstanding.

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2010.

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

Factors that may cause actual results to differ from historical results or those results expressed or implied, include, but are not limited to, those listed below under Item 1A. “Risk Factors”, which include, without limitation, the risk that our current status as a “shell company” (as defined in Exchange Act Rule 12b-2) may make investments in our securities less attractive to investors.

If this or other significant risks and uncertainties occur, or if our estimates or underlying assumptions prove inaccurate, actual results could differ materially.  You are urged to consider all such risks and uncertainties. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved.

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

Prior to consummation of the Five Star sale, the Company’s Board of Directors believed that, although the Company was not engaged primarily in the business of investing, reinvesting or trading in securities, and did not hold itself out as being primarily engaged in those activities, the Company could, upon consummation of the Five Star sale, fall within the technical definition of “investment company” under Section 3(a)(1) of the Investment Company Act of 1940, as amended (the “Investment Company Act”).  The Company’s Board of Directors has re-evaluated the characterization and valuation of its assets for purposes of the applicable definitions of the Investment Company Act and has concluded that the Company does not fall within the technical definition of “investment company” because the “investment securities” it holds constitute less than 40% of its total assets (exclusive of government securities and cash and certain cash equivalents).  Accordingly, the Company was not required to take any affirmative steps, including developing or acquiring interests in one or more operating businesses prior to January 15, 2011, in order to avoid becoming an “investment company” for purposes of the Investment Company Act.  However, the Company is actively continuing its efforts to acquire interests in one or more operating businesses on terms that the Company’s Board of Directors determines to be in the best interest of the Company and its stockholders.  While we have focused our development or acquisition efforts on sectors in which our management has expertise, we do not wish to limit ourselves to, or to foreclose any opportunities in, any particular industry or sector.  The goal of our investment strategy is to develop or acquire businesses in order to generate value for our stockholders.  We cannot assure that we will successfully develop, or identify a suitable acquisition opportunity of, an operating business or businesses.

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

Following the Indevus Effective Time and prior to March 23, 2009, the Company was entitled to two additional contingent tranches of shares of Indevus common stock (the “Contingent Rights”), to the extent of the achievement of certain milestones with respect to specific product candidates, namely FDA approval of certain drug applications.

On March 23, 2009, Indevus filed a Current Report on Form 8-K with the SEC announcing the completion of an Agreement and Plan of Merger with Endo Pharmaceuticals Holdings Inc., a Delaware corporation (“Endo”), and BTB Purchaser Inc., a Delaware corporation and wholly-owned subsidiary of Endo, pursuant to which Endo acquired all of the issued and outstanding shares of the common stock of Indevus (the “Endo Merger”). As a result of the Endo Merger, the Contingent Rights were converted into the right to receive $4.50 per Indevus share of common stock that such former Valera shareholder would have received if FDA approval of the Octreotide implant for the treatment for acromegaly is achieved on or before April 18, 2012 (Octreotide Approval), plus contractual rights to receive up to an additional $3.00 per Indevus share of common stock that such former Valera shareholder would have received in contingent cash consideration payments upon the approval of the  Aveed TM   product. The Aveed TM amount would only be payable to former Valera shareholders if there were Octreotide Approval.  The cash payments upon Octreotide Approval would be approximately $3,100,000 and if Aveed TM    is approved by the FDA, an additional approximately $2,100,000 would be received by the Company.  The Company would recognize an additional gain on the date that the above approvals are achieved.  Two parties related to the Company at the time of the original transaction in which the Company received the Contingent Rights (one of which continues to be a related party) would be entitled to receive a portion of any such cash payments received by the Company (see Note 14 (a) to the consolidated financial statements).  In February 2010, Endo filed a current report on Form 8-K with the SEC in which it disclosed that it recorded a non-cash impairment charge due to heightened regulatory uncertainties related to its Aveed TM product, and reduced the corresponding liability for contingent payment due to former Indevus shareholders recorded on its balance sheet due to the decreased probability that Endo will be obligated to make the contingent consideration payments related to Aveed TM.  The Company monitors Endo for progress in achieving the milestones related to the Contingent Rights.

Two parties related to the Company at the time of the original transaction in which the Company received the Contingent Rights, Bedford Oak Partners (which was at the time and is now a related party) and Mr. Jerome I. Feldman (who was then an officer of the Company and is no longer a related party), received an aggregate of 50% of the profit received from the sale on a pro-rata basis, of 458,019 shares of Indevus common stock in excess of $3.47 per share, and the future right to participate in an aggregate of 50% of the profits earned on 19.51% of shares of Indevus common stock received by the Company upon conversion of the contingent stock rights, described above, if any, at such time as such shares are sold by the Company. As a result of the consummation of the merger between Indevus and Endo in 2009, the Company has a contingent right to receive from Endo certain cash payments. The two related parties would receive the following portions of the Company’s cash payments upon the occurrence of the following events: (i) $303,000 upon FDA approval of Octreotide and (ii) $202,000 upon FDA approval of Aveed TM. The Aveed TM amount would only be payable to the Company and therefore the related parties if there were Octreotide Approval.

MXL Operations

The Company operated a molder and precision coater of optical plastics business through its wholly-owned subsidiary MXL Industries until June 19, 2008, when MXL Industries disposed of substantially all of its assets and transferred certain liabilities and on the same date the Company purchased an interest of 19.9% in the business that was sold. The disposed operations specialize in manufacturing polycarbonate parts requiring adherence to strict optical quality specifications, and in the application of abrasion and fog resistant coatings to those parts. Polycarbonate is the most impact resistant plastic utilized in optical quality molded parts. Products include shields, face masks, security domes, and non-optical plastic products in the safety, recreation, security, and military industries.

Connecticut Property

The Company has interests in land and certain flowage rights in undeveloped property in Killingly, Connecticut with a carrying value of approximately $355,000 which is reflected in the consolidated balance sheets and, which management believes is less than fair value.

Employees

The Company employed a total of 3 employees as of December 31, 2010, of which 2 were full-time employees.

Item 1A.  Risk Factors.

Risks Related to our Business

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

We intend to develop or acquire interests in one or more operating businesses.  While we have focused our development or acquisition efforts on sectors in which our management has expertise, we do not wish to limit ourselves to, or to foreclose any opportunities in, any particular industry or sector.  The goal of our investment strategy is to develop or acquire businesses in order to generate value for our stockholders.  Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business or businesses with which we may ultimately enter a business combination.  Although we will evaluate the risks inherent in a particular target business, we cannot assure you that all of the significant risks present in that target business will be properly assessed. Even if we properly assess those risks, some of them may be outside of our control or ability to affect.  Depending upon the form of such transaction, stockholders may not be entitled to vote on the transaction.

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

If we or any of our subsidiaries were to pay personal holding company tax (and possibly interest and penalties), this could significantly increase our consolidated tax expense and adversely affect our operating results. In addition, if tax rates increase in the future, the amount of any personal holding company tax we or any of our subsidiaries may have to pay could increase significantly, further impairing our operating results. In that regard, the personal holding company tax rate, which is currently 15%, is scheduled to return to ordinary income tax rates for tax years beginning on or after January 1, 2013. If we were deemed to be a personal holding company and, instead of paying the personal holding company tax, we elected to pay a dividend to our stockholders in an amount equal to all or a significant part of our undistributed personal holding company income, we could consume a significant amount of cash resources and be unable to retain or generate working capital. This could adversely affect our financial condition. As a result, if we pay such a dividend, we may decide to seek additional financing, although that financing might not be available to us when and as required on commercially reasonable terms.

If we or our subsidiaries were determined not to be personal holding companies, we could still possibly be subject to the accumulated earnings tax if we were found to be a “mere holding company” or to have accumulated earnings beyond the reasonable needs of the business.  The accumulated earnings tax rate is currently 15% but is scheduled to increase to ordinary income tax rates in taxable years beginning on or after January 1, 2013.  As discussed above with respect to the personal holding company tax, the amount of any accumulated earnings tax we might have to pay could impair our operating results or, if we declared dividends in amounts sufficient to avoid the accumulated earnings tax, deplete our cash resources.

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

None.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters.

The following table presents the high and low bid and asked prices for the Company’s common stock for 2010 and 2009.  The Company’s common stock, $0.01 par value, is quoted on the OTC Bulletin Board.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Quarter	High	Low

2010	First	$1.60	$1.20
	Second	$1.60	$1.33
	Third	$1.50	$1.25
	Fourth	$1.64	$1.33

2009	First	$1.30	$1.10
	Second	$1.38	$0.99
	Third	$1.58	$1.10
	Fourth	$1.69	$1.32

The number of stockholders of record of the Company’s common stock as of February 22, 2011 was 1,005 and the closing price on the OTC Bulletin Board of such common stock on that date was $1.49 per share.

The Company did not declare or pay any cash dividends on its common stock in 2010 or 2009. The Company currently intends to retain future earnings to finance the growth and development of its business and does not intend to pay cash dividends in the foreseeable future.

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

On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 shares, or approximately 11% of the Company’s then-outstanding shares of common stock, to the Company’s stock repurchase program.  Immediately prior to this increase, a total of 255,038 shares remained available for repurchase under the December 2006 repurchase program.

In the quarter ended September 30, 2010, the Company repurchased 500 shares of its common stock for $665.  There were no common stock repurchases made by or on behalf of the Company during the fourth quarter ended December 31, 2010. At December 31, 2010 a total of 2,208,179 shares of common stock remained available for purchase.

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

Five Star’s results of operations for the years ended December 31, 2010 and 2009 have been accounted for as a discontinued operation in the consolidated statements of operations. (see Note 2 to the Consolidated Financial Statements).  Assets and liabilities of Five Star have been classified as held for sale in the consolidated balance sheet at December 31, 2009.

Five Star Sale

The Five Star Stock Purchase Agreement provided for an aggregate purchase price (the “Purchase Price”) for the Five Star Stock of $33,124,000, subject to certain adjustments to reflect (i) (A) dollar for dollar decreases in the event that Five Star’s outstanding revolving indebtedness under its loan agreement with Bank of America (the “Revolving Indebtedness”) decreased from the amount outstanding at March 31, 2009 compared to the amount outstanding on the date of the closing of the Five Star Sale (the “Closing Date”) or increases if such indebtedness increased (excluding increases or decreases due to income tax payments or refunds) (the “Cash Flow Adjustment”) and (B) increases dollar for dollar if Five Star had positive net results from March 31, 2009 to the Closing Date, or decreases if it had negative net results (the “Net Results Adjustment”) and (ii) a potential downward adjustment based on the value of certain designated inventory held by Five Star Group, less the value received for such inventory after the Closing Date (the “Inventory Adjustment”), to the extent such Inventory Adjustment post-closing exceeded $400,000 but was equal to or less than $1,000,000.

At the closing of the Five Star Sale (the “Five Star Closing”), (i) the Cash Flow Adjustment reduced the Purchase Price by $5,611,000, (ii) $15,178,000 of the Purchase Price was used to repay the Revolving Indebtedness (including related fees and expenses); (iii) $900,000 of the Purchase Price was placed in escrow - $300,000 of which is held by the Escrow Agent to provide for indemnity payments which we may be required to pay to Merit as described below (the “Indemnity Escrow Deposit”) and $600,000 of which is held by the Escrow Agent to provide for payment of Inventory Adjustments (the “Inventory Escrow Deposit”), and (iv) $970,000 of the Purchase Price was retained by Merit to fund severance payments to employees of Five Star.  $10,465,000 of the Purchase Price was remitted to the Company at the Five Star Closing.

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

In consideration of the Releases, the parties agreed that the Purchase Price would be reduced by an aggregate of $1,050,000, which reduction was effected as follows: (i) the Inventory Escrow Deposit was released to Merit by the Escrow Agent, and (ii) the Company paid to Merit, by wire transfer, the amount of $450,000.  To effect the release of the Inventory Escrow, on May 14, 2010, the parties mutually executed and delivered joint written instructions to the Escrow Agent instructing the Escrow Agent to promptly disburse the Inventory Escrow Deposit as follows: (a) $600,000 to Merit, and (b) all interest and earnings attributable to the Inventory Escrow Deposit to the Company. The Indemnity Escrow Deposit held by the Escrow Agent pursuant to the terms of the Escrow Agreement was released to the Company in January 2011.

The Company reflected the Settlement Agreement in the gain on the sale of Five Star which is included in Loss from discontinued operations in its Consolidated Statement of Operations for the year ended December 31, 2010.

The proceeds of the Five Star Sale were also reduced by transaction costs and taxes.  The proceeds may also be reduced by  costs, if any, relating to the satisfaction of certain obligations under state environmental laws in New Jersey and Connecticut,  as well as the post-closing adjustments due Merit pursuant to the Five Star Stock Purchase Agreement, as well as the payment of amounts to indemnify Merit as provided in the Five Star Stock Purchase Agreement.

Upon the consummation of the Five Star Sale, we became a “shell company”, as defined in Rule 12b-2 of the Exchange Act.  Because we are a shell company, our stockholders are unable to utilize Rule 144 to sell “restricted stock” as defined in Rule 144 or to otherwise use Rule 144 to sell our securities, and we are ineligible to utilize registration statements on Form S-3 or Form S-8 for so long as we remain a shell company and for 12 months thereafter.  As a consequence, among other things, the offering, issuance and sale of our securities is likely to be more expensive and time consuming and may make our securities less attractive to investors.  See “Item 1. Business – Nature of Our Business Following the Five Star Sale”, and “Item 1A. Risk Factors”.

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

Prior to consummation of the Five Star sale, the Company’s Board of Directors believed that, although the Company was not engaged primarily in the business of investing, reinvesting or trading in securities, and did not hold itself out as being primarily engaged in those activities, the Company could, upon consummation of the Five Star sale, fall within the technical definition of “investment company” under Section 3(a)(1) of the Investment Company Act of 1940, as amended (the “Investment Company Act”).  The Company’s Board of Directors has re-evaluated the characterization and valuation of its assets for purposes of the applicable definitions of the Investment Company Act and has concluded that the Company does not fall within the technical definition of “investment company” because the “investment securities” it holds constitute less than 40% of its total assets (exclusive of government securities and cash and certain cash equivalents).  Accordingly, the Company was not required to take any affirmative steps, including developing or acquiring interests in one or more operating businesses prior to January 15, 2011, in order to avoid becoming an “investment company” for purposes of the Investment Company Act.  However, the Company is actively continuing its efforts to acquire interests in one or more operating businesses on terms that the Company’s Board of Directors determines to be in the best interest of the Company and its stockholders.  While we have focused our development or acquisition efforts on sectors in which our management has expertise, we do not wish to limit ourselves to, or to foreclose any opportunities in, any particular industry or sector.  The goal of our investment strategy is to develop or acquire businesses in order to generate value for our stockholders.  We cannot assure that we will successfully develop, or identify a suitable acquisition opportunity of, an operating business or businesses.

Five Star Leases

The Company has guaranteed the lease for Five Star’s New Jersey warehouse, totaling approximately $1,825,000 per year.  On January 15, 2010, the Company completed the sale to Merit of all the issued and outstanding stock of Five Star.  Merit has extended the New Jersey warehouse lease, which originally expired in September 2010 through February 2011 and has agreed under the terms of the Five Star Stock Purchase Agreement to use its best efforts to have the landlord of the New Jersey warehouse release the Company of guarantees on any future extensions effective after September 30, 2011. Merit has announced that it is consolidating the Five Star New Jersey and Connecticut facilities into a new distribution center, and commenced shipping from it in the fourth quarter of 2010. Therefore the Company does not anticipate that the New Jersey lease will be extended beyond February 2011 and therefore its guarantee will expire.

 Other Assets

On October 20, 2009, NPDC Holdings, Inc., which was then a wholly-owned subsidiary of National Patent, closed a transaction with respect to the sale of approximately 1,000 acres of real property located in the Town of Pawling, County of Dutchess, New York, to Little Whaley Holdings, LLC, a New York limited liability company, for a purchase price of $12,500,000 in cash. We realized a pre tax gain of approximately $9,600,000 on such transaction.

The Company owns certain non-strategic assets, including an investment in MXL Operations Inc. (MXL), certain contingent stock rights in products under development by Endo and interests in land and flowage rights in undeveloped property in Killingly, Connecticut.  The Company has a $275,000 investment and a 19.9% interest in MXL.

On March 23, 2009, Indevus filed a Current Report on Form 8-K with the SEC announcing the completion of an Agreement and Plan of Merger with Endo Pharmaceuticals Holdings Inc., a Delaware corporation (“Endo”), and BTB Purchaser Inc., a Delaware corporation and wholly-owned subsidiary of Endo, pursuant to which Endo acquired all of the issued and outstanding shares of the common stock of Indevus (the “Endo Merger”). Notwithstanding the consummation of such transaction, the Company retains rights to receive certain cash payments based on FDA approval of certain drug applications. If FDA approval of the Octreotide implant for the treatment for acromegaly is achieved on or before April 18, 2012, the Company would receive approximately $3,100,000 and if Aveed TM  is approved by the FDA, an additional approximately $2,100,000 would be received by the Company.   The Aveed TM amount would only be payable to the Company and former Valera shareholders if there were Octreotide Approval.  In February 2010, Endo filed a current report on Form 8-K with the SEC in which it disclosed that it recorded a non-cash impairment charge due to heightened regulatory uncertainties related to its Aveed TM product, and reduced the corresponding liability for contingent payment due to former Indevus shareholders recorded on its balance sheet due to the decreased probability that Endo will be obligated to make the contingent consideration payments related to Aveed TM.  See “Item 1. Business- Endo Pharmaceuticals” and Note 6 to the Consolidated Financial Statements.

The Company monitors Endo for progress in achieving the milestones related to the Contingent Rights.

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

Cash equivalents

Cash equivalents consist of investments in Treasury money market funds.

Investments

Equity investments, in privately-held companies are included in other assets and are accounted for under the cost method of accounting. The Company monitors its cost method investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary.

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

Year ended December 31, 2010 compared to the year ended December 31, 2009

As a result of the Stock Purchase Agreement between the Company and Merit dated November 24, 2009, the results for Five Star have been treated as a discontinued operation. On January 15, 2010, the Company completed the sale of all the issued and outstanding stock of Five Star.

For the year ended December 31, 2010, the Company had a loss from continuing operations before income taxes of $3,374,000 compared to income from continuing operations before income taxes of $6,626,000 for the year ended December 31, 2009.  The reduced operating results are primarily the result of the Gain on the sale of land of $9,668,000 in 2009 as well as increased General and administrative expenses (“G&A”) of $339,000.

General and administrative expenses

For the year ended December 31, 2010, G&A was $3,396,000 as compared to $3,057,000 for the year ended December 31, 2009.  The increased G&A of $339,000, which the Company believes is not indicative of the level of future G &A expenses, was primarily due to the following (in thousands):

Increase (decrease)
Severance costs related to the Separation Agreement entered into in 2010 between the Company and John Belknap, a former director, officer and employee of the Company	$160

Consulting services and professional fees incurred in 2010 related to the evaluation of potential acquisition and business development opportunities for the Company (services terminated in June 2010)	388

Bonus granted by the Board of Directors in 2010 to the Chairman, Chief Executive Officer and President of the Company for his specific role in the completion of the sale of both the Company’s undeveloped real property located in Pawling, New York and Five Star	500

Elimination of Five Star management fee included in G&A expenses (which was zero in 2010 as result of the sale of Five Star in January 2010)	480

Reduction in compensation expense related to option grants	(677)

Reduced professional fees	(406)

Reduced personnel costs	(176)

Other	70

$339

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

Income taxes

For the years ended December 31, 2010 and 2009, the Company recorded an income tax (benefit) expense from continuing operations of $(1,006,000) and $1,637,000, respectively, which represents the Company’s applicable federal, state and local tax (benefit) expense for the periods.  For the year ended December 31, 2010, the income tax (benefit) substantially represents a potential recovery of federal income tax paid in respect of 2009 as a result of a net operating loss carryback attributable to the loss from continuing operations in the year ended December 31, 2010.  For the year ended December 31, 2009, the provision for income taxes differed from the tax computed at the federal statutory income tax rate primarily due to state and local income taxes, non-deductible expenses, and a decrease in the valuation allowance mainly due to the utilization of net operating loss carryforwards by the Company.    For the years ended December 31, 2010 and 2009, an income tax expense of $877,000 and $197,000, respectively, were recorded as part of discontinued operations related to tax on the operations of Five Star.

Five Star is currently undergoing an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008 and is being challenged with respect to the timing of certain tax deductions.  As a result, the Company recorded a liability for uncertain tax positions during the year ended December 31, 2010 for approximately $654,000 to cover the potential federal and state tax deficiencies, interest and penalties.  Of such amount, approximately $531,000 related to additional tax was charged to income tax expense, approximately $68,000 related to interest was charged to interest expense and approximately $55,000 related to penalties was charged to other expense within loss from discontinued operations. The Company intends to vigorously defend its position with the Internal Revenue Service.

Financial condition

Liquidity and Capital Resources

At December 31, 2010, the Company had cash and cash equivalents totaling $28,074,000, which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s general and administrative expenses.

Contractual Obligations and Commitments

The Company has guaranteed the lease for Five Star’s New Jersey warehouse, totaling approximately $1,825,000 per year.  On January 15, 2010, the Company completed the sale to Merit of all the issued and outstanding stock of Five Star.  Merit has extended the New Jersey warehouse lease, which originally expired in September 2010 through February 2011 and has agreed under the terms of the Five Star Stock Purchase Agreement to use its best efforts to have the landlord of the New Jersey warehouse release the Company of guarantees on any future extensions effective after September 30, 2011. Merit has announced that it is consolidating the Five Star New Jersey and Connecticut facilities into a new distribution center, and commenced shipping from it in the fourth quarter of 2010. Therefore the Company does not anticipate that the New Jersey lease will be extended beyond February 2011 and therefore its guarantee will expire.

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

We have audited the accompanying consolidated balance sheets of National Patent Development Corporation (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Patent Development Corporation as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, on January 15, 2010, the Company completed the sale of Five Star Group, Inc., its remaining operating subsidiary and is actively continuing its efforts to acquire interests in one or more operating businesses.

EisnerAmper LLP
New York, New York
March 4, 2011

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	December 31,
	2010	2009

General and administrative expenses	$(3,396)	$(3,057)

Operating loss	(3,396)	(3,057)

Gain on sale of land	-	9,668
Investment and other income, net	22	15

(Loss) income from continuing operations before income taxes	(3,374)	6,626

Income tax benefit (expense)	1,006	(1,637)

(Loss) income from continuing operations	(2,368)	4,989

Loss from discontinued operations, net of taxes	(946)	(222)

Net (loss) income	$(3,314)	$4,767

Basic and diluted net (loss) income per share
Continuing operations	$(0.14)	$0.28
Discontinued operations	(0.05)	(0.01)
Net (loss) income	$(0. 19)	$0. 27

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2010	2009

Net (loss) income	$(3,314)	$4,767
Other comprehensive income (loss), before tax:
Reclassification of loss on interest rate swap to loss from discontinued operations	803	-
Net unrealized income on interest rate swap	-	308
Comprehensive (loss) income before tax	(2,511)	5,075
Reclassification of deferred tax benefit related to loss on interest rate swap to loss from discontinued operations	(321)	-
Income tax expense related to income on interest rate swap	-	(123)
Comprehensive (loss) income	$(2,832)	$4,952

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$28,074	$23,006
Assets held for sale	-	30,812
Deferred tax asset	-	667
Refundable and prepaid income taxes	755	-
Prepaid expenses and other current assets	377	901
Total current assets	29,206	55,386
Furniture and fixtures, at cost, net of accumulated depreciation of $52 and $40	6	18
Undeveloped property, at cost	355	355
Other assets	375	282
Total assets	$29,942	$56,041

Liabilities and stockholders’ equity
Current liabilities
Liabilities related to assets held for sale	$-	$22,112
Income taxes payable	434	964
Accounts payable and accrued expenses	255	1,132
Total current liabilities	689	24,208

Commitments and contingencies (Notes 6 and 13)

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; issued none	-	-
Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 18,140,660 shares in 2010 and 18,125,809 shares in 2009, outstanding 17,575,591 shares in 2010 and 17,561,240 shares in 2009	181	181
Additional paid-in capital	29,827	29,574
Retained earnings	604	3,918
Treasury stock, at cost (565,069 shares in 2010 and 564,569 shares in 2009)	(1,359)	(1,358)
Accumulated other comprehensive loss, net of taxes on interest rate swap	-	(482)
Total stockholders’ equity	29,253	31,833
Total liabilities and stockholders’ equity	$29,942	$56,041

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2010	2009
Cash flows from operating activities:

Net (loss) income	$(3,314)	$4,767
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	12	421
Loss on interest rate swap	803	-
Stock based compensation, including directors’ fees	253	932
Provision for doubtful accounts	-	64
Gain on sale of land	-	(9,668)
Gain on sale of Five Star	(2,405)	-
Deferred income taxes	346	879
Changes in other operating items:
Refundable and prepaid income tax	(755)	-
Income taxes payable	(530)	964
Accounts and other receivables	-	778
Inventories	-	3,066
Prepaid expenses and other assets	17	(185)
Accounts payable and accrued expenses	(1,064)	(282)
Net cash (used in) provided by operating activities	(6,637)	1,736

Cash flows from investing activities:
Acquisition of furniture and fixtures	-	(65)
Cash held in escrow	(300)	-
Net proceeds from sale of Five Star, net of $1 cash of discontinued operation	26,463 (a)	-
Net proceeds from sale of land	-	12,196
Net cash provided by investing activities	26,163	12,131

Cash flows from financing activities:
Proceeds from short-term borrowings	285	-
Purchase of treasury stock	(1)	-
Repayment of short-term borrowings	(14,804)	(3,888)
Net cash used in financing activities	(14,520)	(3,888)

Net increase in cash and cash equivalents	5,006	9,979
Cash and cash equivalents at beginning of period	23,068 (b)	13,089
Cash and cash equivalents at end of period, including assets held for sale	28,074	23,068
Cash and cash equivalents included in assets held for sale	-	(62)
Cash and cash equivalents at end of period	$28,074	$23,006

(a) Includes $14,804 used to repay short-term borrowings simultaneously with closing of sale and $1,344 withheld by the buyer to pay severance and bank fees and $300 cash held in escrow
(b) Includes $62 included in assets held for sale

Supplemental disclosures of cash flow information:

Cash paid (refund received) during the period for:
Interest	$31	$1,668
Income taxes	866	(107)

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009

(in thousands, except per share data)

	Common stock		Additional paid-in	Retained earnings	Treasury stock, at	Accumulated other comprehensive	Total Stock- holders’
	shares	amount	capital	(deficit)	cost	loss	equity

Balance at December 31, 2008	18,105,148	$181	$28,642	$(849)	$(1,358)	$(667)	$25,949
Net unrealized gain on interest rate swap, net of tax of $123						185	185
Net income				4,767			4,767
Equity based compensation expense			905				905
Issuance of common stock to directors	20,661		27				27
Balance at December 31, 2009	18,125,809	181	29,574	3,918	(1,358)	(482)	$31,833
Reclassification of loss on interest rate swap to loss from discontinued operations						803	803
Reclassification of deferred tax benefit related to loss on interest rate swap to loss from discontinued operations						(321)	(321)
Net loss				(3,314)			(3,314)
Repurchase of 500 shares of common stock					(1)		(1)
Stock based compensation expense			229				229
Issuance of common stock to directors	14,851		24				24
Balance at December 31, 2010	18,140,660	$181	$29,827	$604	$(1,359)	$-	$29,253

See accompanying notes to consolidated financial statements

NATIONAL PATENT DEVELOPMENT CORPORATION
Notes to Consolidated Financial Statements

1.           Description of activities

On January 15, 2010, after approval of its stockholders on January 14, 2010, National Patent Development Corporation (the “Company” or “National Patent”) completed the sale to The  Merit Group, Inc. (“Merit”) of all of the issued and outstanding stock of National Patent’s wholly-owned subsidiary, Five Star Products, Inc., the holding company and sole stockholder of  Five Star Group, Inc.,  for cash pursuant to the terms and subject to the conditions of an agreement dated as of November 24, 2009 (see Note 3).   As used herein, references to “Five Star” refer to Five Star Products Inc. or Five Star Group Inc., or both, as the context requires.

Upon the consummation of the sale, the Company became a “shell company”, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

Prior to consummation of the Five Star sale, the Company’s Board of Directors believed that, although the Company was not engaged primarily in the business of investing, reinvesting or trading in securities, and did not hold itself out as being primarily engaged in those activities, the Company could, upon consummation of the Five Star sale, fall within the technical definition of “investment company” under Section 3(a)(1) of the Investment Company Act of 1940, as amended (the “Investment Company Act”).  The Company’s Board of Directors has re-evaluated the characterization and valuation of its assets for purposes of the applicable definitions of the Investment Company Act and has concluded that the Company does not fall within the technical definition of “investment company” because the “investment securities” it holds constitute less than 40% of its total assets (exclusive of government securities and cash and certain cash equivalents).  Accordingly, the Company was not required to take any affirmative steps, including developing or acquiring interests in one or more operating businesses prior to January 15, 2011, in order to avoid becoming an “investment company” for purposes of the Investment Company Act.  However, the Company is actively continuing its efforts to acquire interests in one or more operating businesses on terms that the Company’s Board of Directors determines to be in the best interest of the Company and its stockholders.

Until such time as the liquid assets of the Company are so deployed into operating businesses, National Patent intends to continue to invest such assets in high-grade, short-term investments (such as cash equivalents) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation.

2.           Discontinued Operation

Five Star’s results of operations for 2010 and 2009 have been accounted for as a discontinued operation in the accompanying consolidated statements of operations. Assets and liabilities of Five Star have been classified as held for sale in the accompanying consolidated balance sheet at December 31, 2009.

At December 31, 2009 Five Star’s assets and liabilities held for sale were as follows (in thousands):

Current assets
Cash and cash equivalents	$62
Accounts and other receivables, less allowance for doubtful accounts of $407 (a)	8,972
Inventories – finished goods	19,979
Prepaid expenses and other current assets	618
Property, plant and equipment, net (b)	666
Intangible assets, net	471
Other assets	44
30,812

Current liabilities
Short term borrowings (Note 5)	14,487
Accounts payable and accrued expenses (c)	6,822
Liability related to interest rate swap (Note 5)	803
22,112

Net assets held for sale	$8,700

(a) The following is a summary of the allowance for doubtful accounts related to accounts receivable of discontinued operations for the year ended December 31, 2009 (in thousands):

Balance at beginning of year	$420
Provision for doubtful accounts	64
Uncollectible accounts written off, net of recoveries	(77)
Balance at end of year	$407

(b) Property, plant and equipment of Five Star consists of the following at December 31, 2009 (in thousands):

Leasehold improvements	$440
Machinery and equipment	1,080
Furniture and fixtures	920
2,440
Accumulated depreciation	(1,774)
$666

Depreciation expense for the year ended December 31, 2009 amounted to $283,000.

(c) Accounts payable and accrued expenses of Five Star are comprised of the following at December 31, 2009 (in thousands):

Accounts payable	$4,965
Accrued expenses and other	841
Deferred revenue	1,016
$6,822

For the years ended December 31, 2010 and 2009 the components of income from discontinued operations were as follows (in thousands):

	Year Ended
	December 31,
	2010	2009

Sales	$2,635	$99,483
Cost of sales	2,294	83,184
Gross margin	341	16,299

Selling, general and administrative expenses	423	14,858
Severance payments	1,062	-
Fees and expenses related to repayment of debt	374	-
Loss on interest rate swap	803	-

Operating income (loss)	(2,321)	1,441

Interest expense	(100)	(1,494)
Other (expense) income	(53)	28

Loss from discontinued operation before items shown below	(2,474)	(25)
Gain on sale of Five Star	2,405	-
Loss before income tax expense	(69)	(25)

Income tax expense, including deferred tax expense of $346 in 2010	(877)	(197)

Loss from discontinued operations	$(946)	$(222)

3.           Sale of Five Star

On January 15, 2010 (the “Closing Date”), the Company completed the sale to Merit of all of the issued and outstanding stock of Five Star for cash pursuant to an agreement, dated November 24, 2009 (the “Five Star Stock Purchase Agreement”).

The Five Star Stock Purchase Agreement provided for an aggregate purchase price (the “Purchase Price”) for the stock of $33,124,000, subject to certain adjustments to reflect (i) (A) changes in the outstanding balance of Five Star’s revolving indebtedness under its loan agreement with Bank of America (the “Revolving Indebtedness”) from the amount outstanding at March 31, 2009 compared to the amount outstanding on the Closing Date (the “Cash Flow Adjustment”) and (B) increases dollar for dollar if Five Star had positive net results, as defined, from March 31, 2009 to the Closing Date, or decreases if it had negative net results, as defined, during such period (the “Net Results Adjustment”) and (ii) a potential downward adjustment based on the value of certain designated inventory held by Five Star, less the value received for such inventory after the Closing Date (the “Inventory Adjustment”), to the extent such Inventory Adjustment post-closing exceeded $400,000 but was equal to or less than $1,000,000.

At the Closing Date (i) the Cash Flow Adjustment reduced the Purchase Price by $5,611,000, (ii) $15,178,000 of the Purchase Price was used to repay the Revolving Indebtedness (including related fees and expenses of $374,000); (iii) $900,000 of the Purchase Price was placed in escrow - $300,000 of which is held by the Escrow Agent to provide for indemnity payments which National Patent may be required to pay to Merit (the “Indemnity Escrow Deposit”) (included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2010) and $600,000 of which was held by the Escrow Agent to provide for payment of the Inventory Adjustment (the “Inventory Escrow Deposit”); and (iv) $970,000 of the Purchase Price was retained by Merit to fund severance payments to employees of Five Star.  The $10,465,000 balance of the Purchase Price was remitted to National Patent at the Closing Date. Additionally, the Purchase Price was subject to post-closing adjustments as a result of the Net Results Adjustment and the Inventory Adjustment as discussed above.

The proceeds of the Five Star sale were reduced by $927,000 of transaction costs of which $707,000 had been incurred at December 31, 2009 and were included in prepaid expenses and other current assets in the accompanying consolidated balance sheet at such date.   In addition, the proceeds may be reduced by costs relating to the satisfaction of certain obligations under state environmental laws in New Jersey and Connecticut, if any, and the payment of amounts to indemnify Merit as provided in the Five Star Stock Purchase Agreement, if any.

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

In consideration of the Releases, the parties agreed that the Purchase Price would be reduced by an aggregate of $1,050,000, which reduction was effected as follows: (i) the Inventory Escrow Deposit was released to Merit by the Escrow Agent, and (ii) the Company paid to Merit, by wire transfer, the amount of $450,000. The Indemnity Escrow Deposit of $300,000 was released to the Company in January 2011.

The gain on the sale of Five Star, after giving effect to the Settlement Agreement, amounted to $2,405,000 and is included in Loss from discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2010.

Five Star’s assets sold and liabilities assumed, and gain on sale which has been reduced for estimated potential expenses which may be incurred, discussed above were as follows (in thousands):

Assets sold:
Cash and cash equivalents	$1
Accounts and other receivables, less allowance for doubtful accounts of $407	8,370
Inventories – finished goods	19,611
Prepaid expenses and other current assets	807
Property, plant and equipment, net	676
Intangible assets, net	465
Other assets	45
Total assets sold	29,975

Liabilities assumed:
Accounts payable and accrued expenses	6,041
Liability related to interest rate swap	803
Total liabilities assumed	6,844

Net assets sold	23,131

Selling price, as adjusted	26,463
Legal fees and other transaction costs	(927)

Gain on sale of Five Star	$2,405

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

Cash equivalents

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase.  Cash equivalents, which are carried at cost plus accrued interest, which approximates fair value, consist of an investment in a money market fund which invests in treasury bills and amounted to approximately $27,900,000 and $22,900,000 at December 31, 2010 and 2009, respectively.

Investments

The Company holds 19.9% equity investments in certain privately-held companies which acquired the assets of its former subsidiary, which was engaged in the plastic molding and precision coating businesses. The investments are included in other assets and accounted for at cost of $275,000. The Company monitors these investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records impairments in carrying values when necessary.

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

Fair value of financial instruments.

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate estimated fair values because of short maturities. The carrying value of short term borrowings related to discontinued operations approximates estimated fair value because borrowings accrue interest which fluctuates with changes in LIBOR or prime.

Cash equivalents are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Derivative instruments were carried at fair value representing the amount the Company would receive or pay to terminate the derivative. Fair value was determined from counter party quotes, which are based on pricing models using market observable interest rates, representing a level 2 classification in the fair value hierarchy.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments. The Company places its cash investments with high quality financial institutions.

Income (loss) per share

Income (loss) per share for the years ended December 31, 2010 and 2009, respectively, is calculated based on 17,569,000 and 17,553,000 weighted average outstanding shares of common stock.

Options for 3,250,000 and 3,350,000 shares of common stock were not included in the diluted computation in 2010 and 2009, respectively, as their effect would be anti-dilutive. For 2010, no options were included because the Company has a loss from continuing operations. For 2009, the effect would be anti-dilutive, because the exercise price of the options were greater then the average market price of the common shares stock during 2009.

Policies applicable to discontinued operations (see Note 2):

Inventories

Inventories related to discontinued operations were valued at the lower of cost, using the first-in, first-out method, or market. Vendor allowances reduced the carrying cost of inventory unless they were specifically identified as a reimbursement for promotional programs and/or other services provided. Any such allowances received in excess of the actual cost incurred also reduce the carrying cost of inventory.

Valuation of accounts receivable

Provisions for doubtful accounts related to discontinued operations were made based on consideration of the Company’s historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions.

Property, plant and equipment

Property, plant and equipment were carried at cost, net of allowance for depreciation. Major additions and improvements were capitalized while maintenance and repairs which did not extend the lives of the assets were expensed as incurred. Gain or loss on the disposition of property, plant and equipment was recognized in operations when realized. Depreciation was provided on a straight-line basis over estimated useful lives of 5 to 40 years for buildings and improvements and 3 to 7 years for machinery, equipment and furniture and fixtures.

Impairment of long-lived tangible assets

Long-lived tangible assets with finite lives were tested for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived tangible assets to be held and used was measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount was not considered to be recoverable, the impairment to be recognized was measured by determining the amount by which the carrying amount exceeds the fair value of the asset.  Assets to be disposed of were reported at the lower of their carrying amount or fair value less cost of sale.

Derivatives and hedging activities

Five Star entered into derivative financial instruments in order to manage exposures resulting from fluctuations in interest rates. The interest rate swap entered into by Five Star in connection with its loan agreement (see Note 5) was being recognized in the balance sheet at fair value. Derivatives that were not hedges had to be adjusted to fair value through earnings. If the derivative was a cash flow hedge, changes in the fair value of the derivative were recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value was immediately recognized in earnings. Changes in the fair value of the interest rate swap, which had been designated as a cash flow hedge, were recognized in other comprehensive income.

Revenue recognition

Revenue on product sales related to discontinued operations was recognized at the point in time when the product had been shipped, title and risk of loss had been transferred to the customer, and the following conditions were met: persuasive evidence of an arrangement existed, the price was fixed and determinable, and collectability of the resulting receivable was reasonably assured.  Allowances for estimated returns and discounts were recognized when sales were recorded.

Shipping and handling costs

Shipping and handling costs related to discontinued operations which are included as a part of selling, general and administrative expense, amounted to $5,110,000 for the year ended December 31, 2009.

5.           Short-term borrowings of Five Star

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

At December 31, 2009, $14,487,000 was outstanding under the Loan Agreement (see Note 2) and approximately $1,807,000 was available to be borrowed, respectively.  Substantially all of Five Star’s assets were pledged as collateral for these borrowings.

Effective June 30, 2008, Five Star entered into an interest rate swap with Bank of America, which has been designated as a cash flow hedge. Effective June 30, 2008 through June 30, 2011, Five Star will pay a fixed interest rate of 3.62% to Bank of America on notional principal of $20,000,000.  In return, Bank of America will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount.  The credit spread under the Loan Agreement is not included in, and will be paid in addition to, this fixed interest rate of 3.62%.  The fair value of the interest rate swap amounted to a liability of $803,000 at December 31, 2009 (see Note 2). Changes in the fair value of the interest rate swap were recognized in other comprehensive income.

On January 15, 2010, the then outstanding balance of $14,804,000, including accrued interest, under the Loan Agreement was fully repaid to Bank of America from the proceeds from the sale of Five Star (see Note 3).

6.           Contingent rights

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

Following the Indevus Effective Time and prior to March 23, 2009, the Company was entitled to two additional contingent tranches of shares of Indevus common stock (the “Contingent Rights”), to the extent of the achievement of certain milestones with respect to specific product candidates, namely FDA approval of certain drug applications.

On March 23, 2009, Indevus filed a Current Report on Form 8-K with the SEC announcing the completion of an Agreement and Plan of Merger with Endo Pharmaceuticals Holdings Inc., a Delaware corporation (“Endo”), and BTB Purchaser Inc., a Delaware corporation and wholly-owned subsidiary of Endo, pursuant to which Endo acquired all of the issued and outstanding shares of the common stock of Indevus (the “Endo Merger”). As a result of the Endo Merger, the Contingent Rights were converted into the right to receive $4.50 per Indevus share of common stock that such former Valera shareholder would have received if FDA approval of the Octreotide implant for the treatment for acromegaly is achieved on or before April 18, 2012 (Octreotide Approval), plus contractual rights to receive up to an additional $3.00 per Indevus share of common stock that such former Valera shareholder would have received in contingent cash consideration payments upon the approval of the  Aveed TM   product. The Aveed TM amount would only be payable to former Valera shareholders if there were Octreotide Approval.  The cash payments upon Octreotide Approval would be approximately $3,100,000 and if Aveed TM    is approved by the FDA, an additional approximately $2,100,000 would be received by the Company.  The Company will recognize an additional gain on the date that the above approvals are achieved.  Two parties related to the Company at the time of the original transaction in which the Company received the Contingent Rights (one of which continues to be a related party) would be entitled to receive a portion of any such cash payments received by the Company (see Note 14 (a)).  In February 2010, Endo filed a current report on Form 8-K with the SEC in which it disclosed that it recorded a non-cash impairment charge due to heightened regulatory uncertainties related to its Aveed TM product, and reduced the corresponding liability for contingent payment due to former Indevus shareholders recorded on its balance sheet due to the decreased probability that Endo will be obligated to make the contingent consideration payments related to Aveed TM .  The Company monitors Endo for progress in achieving the milestones related to the Contingent Rights.

7.	Sale of land

On October 20, 2009, the Company sold approximately 1,000 acres of undeveloped real property located in the Town of Pawling, County of Dutchess, New York with a carrying value of $2,500,000 for $12,500,000 in cash, resulting in a pre tax gain of $9,668,000, net of related expenses of $304,000.

8.           Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2010	2009

Accrued professional fees	$117	$895
Other	138	237
	$255	$1,132

9.           Income taxes

The components of income tax (benefit) expense are as follows (in thousands):
	Year Ended December 31,
	2010	2009
Continuing operations:
Current
Federal	$(667)	$678
State and local	(339)	286
Total current	(1,006)	964
Deferred
Federal	-	660
State and local	-	13
Total deferred	-	673
Total income tax (benefit) expense	$(1,006)	$1,637

Discontinued operations:
Current
Federal	$531	$(11)
State and local	-	4
Total current	531	(7)
Deferred
Federal	346	44
State and local	-	160
Total deferred	346	204
Total income tax expense (benefit)	$877	$197

The difference between the (benefit) expense for income taxes computed at the statutory rate and the reported amount of tax (benefit) expense from continuing operations is as follows:
	Year Ended December 31,
	2010	2009
Federal income tax rate	(34.0)%	34.0%
State income tax (net of federal benefit)	(11.2)	0.2
Change in valuation allowance	15.1	(9.1)
Other	0.3	(0.4)
Effective tax rate	(29.8)%	24.7%

The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities are summarized as follows (in thousands):
	December 31,
	2010	2009
Deferred tax assets:
Assets and liabilities held for sale	$-	$997
Deferred transaction costs	-	111
Allowance for doubtful accounts	-	8
Marketable securities	-	7
Net operating loss carryforwards	1,450	108
Equity-based compensation	1,085	1,000
Accrued liabilities & other	25	77
Gross deferred tax assets	2,560	2,308
Less: valuation allowance	(2,560)	(1,641)
Deferred tax assets after valuation allowance	$-0-	$667

Pursuant to the Five Star Stock Purchase Agreement (see Note 3), the Company and Merit agreed to jointly make an election under Section 338 (h) (10) of the Internal Revenue Code to treat the sale of the Five Star stock as a sale of the Five Star assets and liabilities.  The Company is responsible for all tax matters related to Five Star prior to January 15, 2010.

As of December 31, 2010, the Company has a federal net operating loss carryforward of approximately $3.4 million, which expires in 2030 and various State and local net operating loss carryforwards ranging from approximately $5.1 million to $6.8 million, which expire between 2016 and 2030.

A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance increased / (decreased) by approximately $919,000 and $(600,000), respectively, during the years ended December 31, 2010 and 2009 due to increases and (utilizations) of net operating loss carryforwards and other deferred tax assets.

The Company files a consolidated federal income tax return with its subsidiaries. Prior to July 2008, Five Star was less than 80% owned by the Company and filed its own consolidated federal return with its holding company parent. The Company and Five Star filed separate state and local tax returns.  For federal income tax purposes, the 2007 through 2010 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, the 2006 through 2010 tax years remain open for examination by the tax authorities under a four year statute of limitations.

The Company provides for uncertain tax positions and the related interest and penalties based upon its assessment of whether it is more likely than not that the tax position will be sustained on examination by the taxing authorities, given the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company classifies interest and penalties accrued according to the provisions of relevant tax law as interest and other expense, respectively, in the Consolidated Statement of Operations.

Five Star is currently undergoing an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008 and is being challenged with respect to the timing of certain tax deductions.  As a result thereof, the Company recorded a liability for uncertain tax positions during the year ended December 31, 2010 for approximately $654,000 to cover the potential federal and state tax deficiencies, interest and penalties.  Of such amount, approximately $531,000 related to additional tax was charged to income tax expense, approximately $68,000 related to interest was charged to interest expense and approximately $55,000 related to penalties was charged to other expense within loss from discontinued operations. The Company intends to vigorously defend its position with the Internal Revenue Service.

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2010 and 2009 follows (in thousands):

	December 31,
	2010	2009

Balance January, 1	$-	$-
Additions for prior year tax positions	531	-
Balance December 31,	$531	$-

As of December 31, 2010, the Company recognized deferred tax assets in respect of the above unrecognized tax benefits, which are fully reserved for. If and when such unrecognized tax benefits are realized, the Company's effective tax rate would be affected.

10.           Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased. At December 31, 2010, the Company had repurchased 1,791,821 shares of its common stock and 2,208,179 shares remained available for repurchase.  In the year ended December 31, 2010, the Company repurchased 500 shares of common stock for $665.

11.           Incentive stock plans and stock based compensation

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

In March 2010, the Company issued 100,000 options to a director, who subsequently resigned in September 2010 and whose options were cancelled at that time.  In April 2010, the Company issued 100,000 options to each of two directors, and 250,000 options to its Chairman and Chief Executive Officer. The options were issued under the 2007 NPDC Plan and were issued at an exercise price equal to market value at the date of the grants.  The weighted average grant-date fair value of the options was $0.52, which was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0%
Weighted-average volatility	47.59%
Risk-free interest rate	1.96% and 2.07%
Expected life (in years)	4

No options were granted in 2009. The Company recorded compensation expense related to option grants of $229,000 and $905,000 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010 the number of shares reserved and available for award under the 2007 NPDC Plan is 7,050,000 and under the 2003 Plan Amendment is 700,000.

Information with respect to the Company’s outstanding stock options at the beginning and end of 2010 is presented below. There was no stock option activity under the plans in 2009.

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2010	3,350,000	$2.49	6.9		$0	*
Options granted	550,000	$1.33		$
Options cancelled	(650,000)	$2.28
Options outstanding at December 31, 2010	3,250,000	$2.31	6.9		$0	*
Options exercisable at December 31, 2010	2,800,000	$2.46	6.2		$0	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

As of December 31, 2010, there was $180,000 of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 2.3 years.

 12.           Other benefit plan

The Company maintains a 401(k) Savings Plan (the “Plan”), for full time employees who have completed at least one hour of service coincident with the first day of each month. The Plan permits pre-tax contributions by participants. The Company matched up to 50% of the participants’ first 7% of compensation contributed. The Company also matched participants’ contributions in shares of Company common stock through August 28, 2008, and subsequent to that date, matched in cash, which totaled $9,000 and $7,000 in 2010 and 2009, respectively.

13.           Commitments and Contingencies

(a)
In connection with its land investment, the Company has certain ownership interests in several dams and related reservoirs located in the State of Connecticut.  Under relevant Connecticut law, the Company is responsible for maintaining the safety of these dams.  The Company has been notified by certain landowners adjoining one of the reservoirs that the water level in the reservoir has decreased; allegedly causing harm to such landowners.  While the Company is currently investigating the cause of the decline in the water level, it does not presently know the cause of the decrease in water level.  Further, the Company cannot presently determine the extent of its legal liability, if any, with respect to the landowners.  The Company has not received any claims with respect to any of the other reservoirs.  The Company cannot reasonably estimate at this time the costs which may be incurred with respect to this matter in the future, however the Company has no reason to believe that such costs could be material.  No amounts have been provided for this matter in the accompanying financial statements.

(b)
Five Star had several noncancellable leases for real property and machinery and equipment which were assumed by Merit pursuant to the sale of Five Star. Such leases expire at various dates with, in some cases, options to extend their terms.  Several of the leases contained provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense of Five Star which is included in discontinued operations was approximately $3,980,000 for the years ended December 31, 2009. The Company has guaranteed the lease for Five Star’s New Jersey warehouse, totaling approximately $1,825,000 per year.   Merit has extended the New Jersey warehouse lease, which originally expired in September 2010 through February 2011 and has agreed under the terms of the Five Star Stock Purchase Agreement to use its best efforts to have the landlord of the New Jersey warehouse release the Company of guarantees on any future extensions effective after September 30, 2011. Merit has announced that it is consolidating the Five Star New Jersey and Connecticut facilities into a new distribution center, and commenced shipping from it in the fourth quarter of 2010. Therefore the Company does not anticipate that the New Jersey lease will be extended beyond February 2011 and therefore its guarantee will expire.

(c)
The Company does not believe that any claims will be brought against the Company related to potential environmental obligations in New Jersey and Connecticut in connection with sale of Five Star (see Note 3).

14.           Related party transactions

a)
On November 12, 2004, the Company entered into an agreement to borrow approximately $1,022,000 from Bedford Oak Partners, which is controlled by Harvey P. Eisen, Chairman, Chief Executive Officer and a director of the Company, and approximately $568,000 from Jerome I. Feldman, who was at the time Chairman and Chief Executive Officer of the Company, which was utilized to exercise an option held by the Company to purchase Series B Convertible Preferred shares of Valera (see Note 6).  In January 2005, the Company prepaid the loans and all accrued interest in full. As further consideration for making these loans, Bedford Oak Partners and Mr. Feldman became entitled to a portion of the consideration received by the Company on the sale of certain Valera shares.  As a result of the acquisition of Valera by Indevus, this obligation related to the sale of Indevus shares by the Company. The November 12, 2004 agreement also provides for Bedford Oak Partners and Mr. Feldman to participate in 50% of the profits earned on 19.51% of shares of Indevus common stock received by the Company upon conversion of the Contingent Rights, if any, at such time as such shares are sold by the Company.

As a result of the consummation of the merger between Indevus and Endo in 2009, the Company has a contingent right to receive from Endo certain cash payments. The two related parties would receive the following portions of the Company’s cash payments upon the occurrence of the following events: (i) $303,000 upon FDA approval of Octreotide and (ii) $202,000 upon FDA approval of Aveed TM. The Aveed TM amount would only be payable to the Company and therefore the related parties if there were Octreotide Approval.

b)
In March 2010, the Company paid Bedford Oak Advisors, LLC, an entity controlled by Mr. Eisen, an aggregate of $150,000 for consulting services rendered through February 28, 2010 by two individuals (together, the “Consultants”), each of whom served as consultants to Bedford Oak Advisors, LLC.  Such consulting services included advice on investment company matters and related issues, the evaluation of potential acquisition and business development opportunities for the Company and capital raises and other financings undertaken by the Company (the “Consulting Services”).

As of March 1, 2010, the Consultants terminated their services with Bedford Oak Advisors, LLC and were retained by the Company to provide the Consulting Services to the Company on a month-to-month basis at a rate of $35,000 per month payable to one individual and $25,000 per month payable to the other individual.  The respective agreements with the Consultants expired on June 30, 2010.  However, the Company or either Consultant had the right to terminate the agreement at any time upon thirty days prior written notice to the other party.  The agreement with the individual at the rate of $35,000 per month was terminated by the Company as of May 15, 2010 and the agreement with the individual at the rate of $25,000 per month was terminated by the Company as of June 30, 2010. Total expenses incurred by the Company from March 1, 2010 though termination of the services provided by the Consultants are $187,000.

c)
Effective June 1, 2010, the Company relocated its headquarters to the offices of Bedford Oak Advisors, LLC in Mount Kisco, New York. The Company is subleasing a portion of the space and has access to various administrative support services on a month-to-month basis at the rate of approximately $19,700 per month. General and administrative expenses for the year ended December 31, 2010 includes $138,000 related to the sublease arrangement.

d)	On February 24, 2011, Thomas J. Hayes was appointed Chief Operating Officer of the Company. Mr. Hayes is also a Managing Director of Bedford Oak Advisors, LLC.

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

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) as of December 31, 2010.  Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of such time.

The Company’s principal executive officer and principal financial officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management of the Company, including its principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.

Based on their assessment using those criteria, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Item 9B.    Other Information

none

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of December 31, 2010, for its annual stockholders’ meeting for 2011 (the “Proxy Statement”) under the captions “Directors and Executive Officers”, “Corporate Governance”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Audit Committee.”

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Additional information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders under the caption “Stock Ownership of Management and Principal Stockholders”.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders under the captions “Certain Transactions with Management” and “Director Independence”.

Item 14.  Principal Accounting Fees and Services.

The information regarding principal accountant fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is incorporated by reference to the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders under the caption “Principal Accountant Fees and Services.”

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

NATIONAL PATENT DEVELOPMENT CORPORATION

Date: March 4, 2011	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ HARVEY P. EISEN	Chairman, President and Chief Executive Officer	March 4, 2011
Harvey P. Eisen	(Principal Executive Officer)
/s/ LAWRENCE G. SCHAFRAN	Director	March 4, 2011
Lawrence G. Schafran
/s/ SCOTT N. GREENBERG	Director	March 4, 2011
Scott N. Greenberg
/s/ IRA J. SOBOTKO	Vice President, Chief Financial Officer	March 4, 2011
Ira J. Sobotko	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.			Description

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

10.3
Letter Amendment, dated March 24, 2008, and prior amendments, to Lease dated February 1, 1986 between Vernel Company and Five Star Group, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 13, 2009)

10.4
Lease dated as of May 4, 1983 between Vornado, Inc., and Five Star Group, Inc. (incorporated herein by reference to Exhibit 10.7 to Five Star Products, Inc. Form 10-K for the year ended December 31, 1998 filed with the SEC on March 31, 1998 (SEC File No. 000-25869))

10.5
Seventh Lease Modification and Extension Agreement, dated June 9, 2009, and prior modifications and extensions, to Lease dated as of May 4, 1983 between Vornado, Inc. and Five Star Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 13, 2009)

10.6
Letter Amendment, dated June 23, 2009 to Lease dated February 1, 1986 between Vernel Company and Five Star Group, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 16, 2009)

10.7
Amended and Restated Investor Rights Agreement dated as  of May 30, 2003 by and among Hydro Med Sciences and  certain Institutional Investors (incorporated herein by  reference to Exhibit 10.34 to GP Strategies’ Form 10-K  for the year ended December 31, 2003 filed with the SEC on April 14, 2004 (SEC File No. 001-07234))

Exhibit No.		Description

10.8
Amended and Restated Investor Right of First Refusal and Co-Sale Agreement dated as of May 30, 2003 by and among Hydro Med Sciences, Inc. and certain Institutional Investors (incorporated herein by reference to Exhibit 10.35 to the GP Strategies’ Form 10-K for the year ended December 31, 2003 filed with the SEC on April 14, 2004)

10.9
Stock Purchase Option Agreement dated as of June 30, 2004 by and among GP Strategies Corporation, National Patent Development Corporation, Valera Pharmaceuticals Inc. and certain Institutional Investors (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Form S-1, Registration No. 333-118568 filed with the SEC on August 26, 2004)

10.10	#
Note Purchase Agreement dated as of November 12, 2004 by and between the Registrant, MXL Industries, Inc., Bedford Oak Partners L.P. and Jerome Feldman (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2004 filed with the SEC on April 15, 2005 (SEC File No. 000-50587))

10.11	#	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2006)

10.12	#
Non-Qualified Stock Option Agreement, dated March 1, 2007, between the Registrant and Harvey P. Eisen (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by the Registrant with the SEC on March 7, 2007)

10.13	#
Stock Option Agreement, dated March 1, 2007, between National Patent Development Corporation and John Belknap (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.14	#
Stock Option Agreement, dated March 1, 2007, between National Patent Development Corporation and Scott Greenberg (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.15	#
Stock Option Agreement, dated March 1, 2007, between National Patent Development Corporation and Lawrence Schafran (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.16	#
Stock Option Agreement dated as of July 30, 2007 between the Company and Ira J. Sobotko (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007 filed with the SEC on November 14, 2007)

10.17	#
National Patent Development Corporation 2003 Incentive Stock Plan, as amended (incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed by the Registrant with the SEC on November 16, 2007)

10.18	#
National Patent Development Corporation 2007 Incentive Stock Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed by the Registrant with the SEC on November 16, 2007)

Exhibit No.		Description

10.19	#	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 99 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2009)

10.20
Asset Purchase Agreement, dated as of June 16, 2008, by and among National Patent Development Corporation, MXL Industries, Inc., MXL Operations, Inc., MXL Leasing, LP and MXL Realty, LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 19, 2008)

10.21
Stockholders Agreement, dated as of June 16, 2008, by and among MXL Operations, Inc., MXL Industries, Inc. and the other stockholders of MXL Operations, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 19, 2008)

10.22
Limited Partnership Agreement of MXL Leasing, LP, dated as of June 16, 2008, by and between MXL GP, LLC and the limited partners of MXL Leasing, LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 19, 2008)

10.23
Limited Partnership Agreement of MXL Realty, LP, dated as of June 16, 2008, by and between MXL GP, LLC and the limited partners of MXL Realty, LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 19, 2008)

10.24
Put and Call Option Agreement, dated as of June 16, 2008, by and between MXL Operations, Inc., MXL Leasing, LP, MXL Realty, LP and MXL Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 19, 2008)

10.25
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

10.26
National Patent Development Corporation Warrant Certificate, dated as of December 3, 2004, issuing 379,703 warrants to The Gabelli Small Cap Growth Fund (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on August 12, 2008)

10.27
National Patent Development Corporation Warrant Certificate, dated as of December 3, 2004, issuing 379,703 warrants to The Gabelli Convertible Securities and Income Fund Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on August 12, 2008)

10.28
National Patent Development Corporation Warrant Certificate, dated as of December 3, 2004, issuing 379,703 warrants to The Gabelli Equity Income Fund (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on August 12, 2008)

Exhibit No.		Description

10.29
National Patent Development Corporation Warrant Certificate, dated as of December 3, 2004, issuing 284,777 warrants to The Gabelli ABC Fund (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on August 12, 2008)

10.30
Contract of Sale dated as of October 7, 2009 between NPDC Holdings, Inc. and Little Whaley Holdings LLC (incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2009)

10.31
Consulting Agreement by and between the Company and Michael Lacovara, dated as of March 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 20, 2010)

10.32
Consulting Agreement by and between the Company and Mark Biderman, dated as of March 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 20, 2010)

10.33
Escrow Agreement, by and among the Company, The Merit Group, Inc. and JPMorgan Chase Bank, dated as of January 15, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 20, 2010)

10.34
Non-Competition Agreement, by and between the Company and The Merit Group, Inc., dated as of January 15, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 20, 2010)

10.35	#
Director Compensation Program, effective May 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 20, 2010)

10.36
Settlement Agreement and Mutual Release, dated May 14, 2010, between the Registrant and The Merit Group, Inc (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2010)

10.37	#
Arrangement as to Salary of Chief Executive Officer, effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 20, 2010)

10.38	#
Separation Agreement by and between the Company and John C. Belknap, dated as of June 7, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010 filed with the SEC on August 6, 2010)

14		Code of Ethics Policy (incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2004 filed with the SEC on April 15, 2005)

21	*	Subsidiaries of the Registrant

31.1	*	Certification of the principal executive officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

Exhibit No.		Description

31.2	*	Certification of the principal financial officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer and the principal financial officer of the Registrant

___________________________
•	Filed herewith.

#      Management contract or compensatory plan or arrangement.