Form 10-K/A
period 2010-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 2011-04-29
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $22,817,000.

As of April 18, 2011, 17,579,629 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

National Patent Development Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) pursuant to General Instruction G(3) to Form 10-K , which amends and supplements our  Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2011 (the “2010 Form 10-K”).    This Form 10-K/A provides the information required to be disclosed in Part III, Items 10 through 14 and updates the information contained in Part IV, Item 15.  As a result of this amendment, the Company is filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  The cover page of this amendment has also been revised to provide the number of outstanding shares of Company common stock as of April 18, 2011.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the 2010 Form 10-K.

TABLE OF CONTENTS

		Page

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 11.	Executive Compensation	4
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	11
Item 13.	Certain Relationships and Related Transactions, and Director Independence	13
Item 14.	Principal Accounting Fees and Services	16

PART IV

Item 15.	Exhibits and Financial Statement Schedules	16

SIGNATURES		17

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

 Set forth below are the names of, and certain biographical information regarding, the directors of the Company. The Board of Directors currently consists of three directors.  Talton R. Embry, John Belknap and James Schreiber resigned from the Board of Directors of the Company effective April 1, 2010, June 1, 2010 and September 1, 2010, respectively.

Harvey P. Eisen, 68, has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since June 2007 and also served as its President since July 2007.  Mr. Eisen has served as a director of the Company since 2004 and served as a director of Five Star Products from November 2007 until its sale by the Company in January 2010.  Mr. Eisen has served as Chairman and Managing Member of Bedford Oak Advisors, LLC, an investment partnership (“Bedford Oak”), since 1998.  Prior thereto, Mr. Eisen served as Senior Vice President of Travelers, Inc. and of Primerica, each a financial services company, prior to its merger with Travelers in 1993.  Mr. Eisen has over 30 years of asset management experience, is often consulted by the national media for his views on all phases of the investment marketplace, and is frequently quoted in The Wall Street Journal, The New York Times, PensionWorld, U.S. News & World Report, Financial World and Business Week, among other publications.  Mr. Eisen also has appeared and currently appears regularly on such television networks as CNN and CNBC.  Mr. Eisen is a trustee of the University of Missouri Business School, where he established the first accredited course on the Warren Buffet Principles of Investing.  He is also a trustee for Johns Hopkins University. Mr. Eisen has also been a director of GP Strategies Corporation (“GP Strategies”) since 2002 and has been Chairman of the Board of Directors of GP Strategies since April 2005.  For many years, he was a trustee of Rippowam Cisqua School in Bedford, New York and the Northern Westchester Hospital.

Mr. Eisen is qualified to serve on our Board of Directors and brings valuable insight to our Board of Directors as a result of his broad range of business skills and his financial literacy and expertise and executive and management leadership skills. Mr. Eisen honed these skills and expertise during his long and successful business career as Chairman and Managing Member of Bedford Oak,    a Senior Vice President of Travelers and Primerica, as well as his service on other public company and institutional boards.

Scott N. Greenberg, 54, has been a director of the Company since 2004.  Mr. Greenberg was Chief Financial Officer of the Company from 2004 to July 2007.  Mr. Greenberg has been the Chief Executive Officer of GP Strategies since April 2005 and a director since 1987.  From 2001 until February of 2006 he was President of GP Strategies, Chief Financial Officer from 2001 until 2005, Executive Vice President and Chief Financial Officer from 1998 to 2001, Vice President and Chief Financial Officer from 1989 to 1998, and Vice President, Finance from 1985 to 1989.  He was a director of GSE Systems, Inc. from 1999 to 2008, was a director of Five Star Products from 1998 to 2003 and a director of Valera Pharmaceuticals, Inc. until January 2005.

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

Lawrence G. Schafran, 72, has served as a director and chairman of the audit committee of the Company since 2006. He has been a Managing Director of Providence Capital, Inc., an investment and advisory firm, since 2003. Mr. Schafran also serves as a director of Tarragon Realty Investors, Inc., national home builders, SulphCo, Inc., a developer of a process to desulpherize heavy crudes, RemoteMDx, Inc., a manufacturer and distributor of a GPS-based, two-way communications bracelet/anklet worn by parolees, probationers and bailees, Taurex Resources plc, an oil/gas exploration and drilling company,  New Frontier Energy, Inc., a domestic oil and gas exploration/drilling company, Subaye, Inc., a China-based Internet shopping portal, and America’s Suppliers, Inc., a domestic Internet wholesale discount shopping portal.  Mr. Schafran also served as a director of Electro-Energy, Inc., which engages in the research and development of battery technologies, from 2006 until 2009, and PubliCard, Inc., which was a smartcard technology company, from 1986 to 2005. Mr. Schafran also served as a trustee, chairman, interim chief executive officer and president and as co-liquidating trustee (from 1999 through 2003) of Banyan Strategic Realty Trust, an equity REIT that was traded on the Nasdaq National Market.

Mr. Schafran is qualified to serve on our Board of Directors because of his extensive business skills and experiences and his financial literacy and expertise.  Mr. Schafran also possesses a broad range of experiences and skill garnered from the various leadership positions and from his service on other public company boards and committees.

Executive Officers Who Are Not a Director

Set forth below is the name of, and certain biographical information regarding executive officers of the Company who do not serve as directors of the Company.

Ira J. Sobotko, 54, has served as Vice President, Finance, Secretary and Treasurer of the Company since July 2007, and is its principal financial officer and principal accounting officer. His title was changed from Vice President, Finance, Secretary and Treasurer to Vice President and Chief Financial Officer, Secretary and Treasurer in 2008.  Mr. Sobotko served as Senior Vice President, Finance, Secretary and Treasurer of Five Star Products and its principal financial officer from July 2007 until its sale by the Company in January 2010.  From April 2007 to July 2007, Mr. Sobotko served as Vice President, Finance of the Company.  From September 2005 through March 2007, Mr. Sobotko served as a financial consultant to various publicly traded companies, including the Company and Five Star Products and emerging technologies companies.  From January 2004 through May 2005, Mr. Sobotko served as Vice President and Chief Financial Officer of Campusfood.com, a web-based network of restaurants for students and local communities.  From August 2000 to January 2004, Mr. Sobotko served as Executive Vice President, Finance at Arrowsight, Inc., a web-based application service provider where Mr. Sobotko has also served as a director since November 2001.

Thomas J. Hayes, 33 was appointed by the Board of Directors of the Company as the Chief Operating Officer of the Company in February 2011.  Mr. Hayes is also a Managing Director of Bedford Oak.  Mr. Hayes brings over a decade of managerial leadership in the fields of international distribution, marketing, business strategy and transaction structuring to the processes of security analysis and capital allocation.  Prior to joining Bedford Oak, Mr. Hayes managed a leading distributorship for Herbalife International, Inc (NYSE: HLF).  Over a period of thirteen years, Mr. Hayes independently developed a sales organization of several thousand agents throughout Asia, Europe and the Americas.  Mr. Hayes received his Bachelor of Arts degree from Columbia University.

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

Audit Committee

Our Audit Committee is currently composed of Lawrence G. Schafran and Scott N. Greenberg. During 2009, and until his resignation as a director on April 1, 2010, Talton R. Embry also served as a member of the Audit Committee. Mr. Greenberg began his service on the Audit Committee on April 23, 2010. The Board of Directors affirmatively determined that each of Messrs. Embry and Schafran is independent, in accordance with The Nasdaq Stock Market (“Nasdaq”) independence criteria and for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   The Board of Directors has determined that Mr. Greenberg is not independent. See Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

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

Code of Ethics

The Company has adopted a Code of Ethics for its principal executive officer, senior financial officers, including the principal financial officer and the principal accounting officer, and persons performing similar functions for its subsidiaries.  If the Company makes any substantive amendment to the Code of Ethics or grants any waiver from a provision of the Code of Ethics for said executive officers, the Company will disclose the nature of such amendment or waiver in a filing on Form 8-K.  The Code of Ethics was filed as Exhibit 14.1 to the Company’s Form 10-K for the year ended December 31, 2004 filed with the SEC on April 15, 2005 and is incorporated by reference herein.  The Company will also provide a copy of such Code of Ethics to any person, without charge, upon written request made to the Company’s Secretary at the following address: National Patent Development Corporation, Attn: Secretary, 100 South Bedford Road, Suite 2R, Mount Kisco, New York 10549.

ITEM 11.             EXECUTIVE COMPENSATION

The Company has elected to use the Smaller Reporting Company rules issued by the SEC regarding the disclosure of executive compensation.  Under these rules, the Company provides a Summary Compensation Table covering 2010 and 2009 compensation for the individual who served as principal executive officer in 2010 and for two individuals who are the most highly-compensated executive officers other than the individual who served as principal executive officer (to whom we refer collectively as our “named executive officers”) and Outstanding Equity Awards at Year-End Table and certain narrative disclosures.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of the Company’s named executive officers for the fiscal years ended December 31, 2010 and 2009.

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation (2)	Total
		($)	($)	($)	($)	($)
Harvey P. Eisen, Chairman of the Board and Chief Executive Officer (Principal Executive	2010	149,038	500,000	133,250		782,288
Officer)	2009	100,000	0	0	0	100,000
Ira J. Sobotko, Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting	2010	200,000	0	0	15,558	215,558
Officer) (2)	2009	200,000	0	0	14,205	214,205

John Belknap, Vice	2010	126,923	0	0	186,594	313,517
President (2)	2009	300,000	0	0	12,364	312,364

(1)
The amounts in this column reflect the dollar amount recognized as expense for financial statement reporting purposes, calculated in accordance with FASB ASC Topic 718.  A discussion of the assumptions used in calculating these values with respect to awards related to Company common stock may be found in Note 11 to our audited financial statements in the Form 10-K for the fiscal year ended December 31, 2010.

(2)	For Mr. Sobotko, the amount reflected under “All Other Compensation” is comprised of:

•	$573 and $828 for 2010 and 2009, respectively, for life insurance premiums;

•	$5,385 and $4,577 for 2010 and 2009, respectively, for 401(K) Company matching contributions; and

•	$9,600 and $8,800 for 2010 and 2009, respectively for auto expense allowance.

Mr. Belknap resigned as Vice President of the Company effective June 1, 2010. See “Overview of Material Compensation Arrangements with our Named Executive Officers-John Belknap” for a description of the material terms of the Separation Agreement between Mr. Belknap and the Company.

For Mr. Belknap, the amount reflected under “All Other Compensation” is comprised of:

•	Severance of $140,000 in 2010 as a result of his resignation as a Vice President of the Company effective June 1, 2010;

•	$18,000 and $24,000 in 2010 for consulting and COBRA reimbursement pursuant to his Separation Agreement, respectively;

•	$594 and $3,564 for 2010 and 2009, respectively, for Group Term Life insurance premiums; and

•	$4,000 and $8,800 for 2010 and 2009, respectively, for auto expense allowance.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning the holdings of unexercised and unvested options to purchase shares of common stock of the Company for each of the named executive officers at December 31, 2010.

Name	Number of Shares of Common Stock Underlying Unexercised Options which are Exercisable	Number of Shares of Common Stock Underlying Unexercised Options which are Unexercisable	Option Exercise Price Per Share of Common Stock	Option Expiration Date
	(#)	(#)	($)
Harvey P. Eisen	2,500,000(1) -	250,000 (2)	$2.45 $1.36	February 28, 2017 April 28, 2020
John Belknap	-	-	-	-
Ira J. Sobotko	100,000 (1)	-	$2.68	July 29, 2017

(1)	These options were fully vested at December 31, 2010.

(2)	These options vest in approximately one-third increments on each of April 28, 2011, April 28, 2012 and April 28, 2013.

Overview of Material Compensation Arrangements with Our Named Executive Officers

The following is a summary of the material terms of employment and compensation arrangements pursuant to which compensation was paid to our named executive officers for their service with the Company or its subsidiaries for the fiscal year ended December 31, 2010.

Harvey P. Eisen

On June 1, 2007, Mr. Eisen, who at such time served, and who continues to serve, as a director of the Company, commenced his service as Chairman of the Board, and President and Chief Executive Officer of the Company.  Effective upon the commencement of his service as Chairman of the Board, and President and Chief Executive Officer of the Company, Mr. Eisen began receiving a salary from the Company of $100,000 per annum.  Mr. Eisen’s salary was increased to $150,000 per annum, effective January 1, 2010.

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

On April 28, 2010, our Board of Directors granted to Mr. Eisen for 2010 for his role in the completion of the sale of both the Company’s undeveloped real property located in Pawling, New York and Five Star Products, the latter of which closed in January 2010, (i) a discretionary cash bonus of $500,000 and (ii) an option to purchase 250,000 shares of common stock, of the Company granted under the Company’s 2007 Incentive Stock Plan. The options have an exercise price of $1.36 per share, which was equal to the fair market value on the date of grant, vest over three years, in approximately one-third increments each year, commencing on the first anniversary of the date of grant and have a term of ten years, subject to earlier termination as provided in the form of option agreement.

John C. Belknap

Mr. Belknap, who served as a Vice President and director of the Company and who served as the Chief Executive Officer, President and a director of Five Star Products until its sale by the Company in January 2010, received a salary of $300,000 per annum from the Company.  In addition, Mr. Belknap was granted options to purchase an aggregate of 400,000 shares of Company common stock pursuant to the 2003 Plan at an exercise price equal to $2.45 per share, which was the average of the closing bid and ask prices of Company common stock on March 1, 2007.  The options vested in approximately one-third increments on each of December 1, 2007, December 1, 2008 and December 1, 2009.

On June 1, 2010, Mr. Belknap resigned as a director, officer and employee of the Company, effective June 1, 2010.  On June 7, 2010, the Company and Mr. Belknap entered into a Separation Agreement, General Release and Covenant Not to Sue with the Company (the “Separation Agreement”) in connection with such resignation.

Under the terms of the Separation Agreement, Mr. Belknap  has agreed to provide services to and cooperate with the Company for a period of 12 months after the Separation Date.  The Separation Agreement provides for Mr. Belknap to receive:

•	A one-time lump sum severance payment of $140,000 (the “Severance Payment”);

•	An aggregate of $35,000, payable over the period of 12 consecutive months in monthly installments of $3,000 for each of the first 11 months and $2,000 for the 12th month; and

•	An aggregate of $28,800, payable over a period of 12 consecutive months, in equal installments of $2,400 per month, for the purpose of funding Mr. Belknap’s COBRA coverage

The foregoing payments will be subject to and reduced by federal, state and local taxes and withholdings, to the extent applicable.

Pursuant to the terms of the Separation Agreement, to the extent that Mr. Belknap does not cooperate and comply with his obligations set forth in the Separation Agreement, he would be required to reimburse the Company the full amount of the Severance Payment and all other amounts previously paid to him pursuant to the Separation Agreement.  In such an event, Mr. Belknap would not be entitled to any further payments thereunder.

As of the Separation Date, any options to acquire shares of Company common stock that were awarded to Mr. Belknap by the Company and that remained unexercised on the Separation Date were terminated as of the Separation Date without further consideration by the Company.  Any rights or benefits that vested on or before the Separation Date, such as Mr. Belknap’s 401(k) account balance, were not affected by the Separation Agreement.

The Separation Agreement also contains mutual releases and certain restrictive covenants, including confidentiality and non-disparagement obligations and a covenant not to sue.

Ira J. Sobotko

Mr. Sobotko serves as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company and served as Senior Vice President, Finance, Secretary and Treasurer of Five Star Products until its sale by the Company in January 2010.  Mr. Sobotko receives a salary of $200,000 per annum from the Company.   In addition, pursuant to the terms and conditions of the Stock Option Agreement, dated July 30, 2007, between the Company and Mr. Sobotko (the “Sobotko NPDC Stock Option Agreement”), Mr. Sobotko was granted options to purchase 100,000 shares of Company common stock under the 2003 Plan at an exercise price equal to $2.68 per share, which was the average of the closing bid and ask prices of Company common stock on July 30, 2007.  The options were fully vested at December 31, 2010.

Termination of Employment and Change in Control Arrangements

Potential Payments upon Termination or Change in Control

As discussed above, both Mr. Eisen and Mr. Sobotko’s awards granted under the 2003 Plan have vested.  As of December 31, 2010, Mr. Eisen had unvested options to purchase 250,000 shares of Company common stock, which options vest over three years, in approximately one-third increments each year, commencing April 28, 2011. All unvested options would fully vest and become immediately exercisable upon an occurrence of a change in control of the Company.  See the descriptions of the agreement with the named executive officers above for additional information.

DIRECTOR COMPENSATION

Only directors who are not employees of the Company or its subsidiaries are entitled to receive compensation for service as a director. The table below summarizes the total compensation paid to or earned by each director of the Company (who is not also a named executive officer) for the fiscal year ended December 31, 2010.  The column “Fees Earned or Paid in Cash” includes common stock of the Company issued in lieu of cash.

2010 Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards (2)	All Other Compensation	Total
	($)	($)	($)	($)
Talton R. Embry (3)	7,500 (1)	1,870	0	9,370
Lawrence G. Schafran	37,250 (1)	18,425	0	55,675
Scott N. Greenberg	24,000	18,425	0	42,425
James Schreiber, Esq. (4)	16,250	13,056	0	29,306
______________

(1)
Mr. Embry elected to receive 1,407 shares of Company common stock in lieu of $2,250 of his annual director’s fee, Mr. Schafran elected to receive 10,527 shares of Company common stock in lieu of $15,500 of his annual director’s fee and Mr. Schreiber elected to receive 2,917 shares of Company common stock in lieu of $4,375 of his annual director’s fee.   See Item 13- “Certain Relationships and Related Transactions and Director Independence” regarding the analysis of Mr. Schafran’s $50,000 bonus paid in 2010.

(2)
The amounts in this column reflect the dollar amount recognized in fiscal 2010 for financial statement reporting purposes, calculated in accordance with FAS 123R.  A discussion of the assumptions used in calculating these values may be found in Note 11 to our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  At December 31, 2010, each of Messrs. Greenberg and Schafran each had 100,000 vested and  100,000 unvested options.

(3)	Mr. Embry resigned as a director of the Company effective April 1, 2010.

(4)	Mr. Schreiber began serving as a director on November 11, 2009 and resigned as a director of the Company effective September 1, 2010.

Director Compensation Program

For the year ended December 31, 2009 and until May 1, 2010, directors who are not employees of the Company or its subsidiaries were entitled to receive:

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

At the option of each director, the sums designated above as “annual compensation” may be paid in either cash or Company common stock; provided that (1) the option to receive Company common stock is exercisable by notice to the Company at anytime prior to the payment of one or more quarterly payments of the annual compensation, (2) common stock issued in lieu of annual compensation is valued at the average between the closing bid and ask price on the day prior to the date upon which the annual compensation became payable, (3) all right, title and interest in and to common stock issued will vest in the receiving director upon issuance, and (4) payment in common stock will only be available if such payment may be made without registration or other similar actions and in compliance with all relevant laws and regulations.

Effective May 1, 2010, directors who are not employees of the Company or its subsidiaries are entitled to receive:

•
annual director compensation to each member of the Board of Directors of (i) $25,000, paid in quarterly installments of $6,250 (except the Vice Chairman of the Board of Directors who is to receive annual director compensation of $35,000, paid in quarterly installments of $8,750) and (ii) a one-time grant of an option to purchase 100,000 shares of Company common stock .  The option is to have an exercise price of fair market value on the date of grant, vest over three years, in approximately one-third increments each year commencing on the first anniversary of the date of grant and have a term of ten years;

•
$1,500 in cash for each meeting of the Board of Directors and for each committee meeting attended in person and $750 in cash for each Board of Directors or Board committee meeting attended by means of conference telephone connection;

•
annual compensation of $5,000, paid in quarterly installments of $1,250, to each member of the Audit Committee (except the Chairman of the Audit Committee who is to receive annual compensation of $10,000), plus $750 in cash for each meeting of the Audit Committee attended in person and $500 in cash for each meeting of the Audit Committee attended by telephone, except that the per meeting attendance fee is reduced to $500 for attendance at any Audit Committee meeting held on the same day as a regular or special meeting of the Board; and

•
annual compensation of $2,500, paid in quarterly installments of $625, to each member of the Compensation Committee and each member of the Nominating and Corporate Governance Committee (except the Chairman of each such Committee, who is to receive annual compensation of $5,000), plus $750 in cash for each meeting of the Nominating and Corporate Governance Committee attended in person and $500 in cash for each meeting of the Nominating and Corporate Governance Committee attended by telephone, except that the per attendance meeting fee is reduced to $500 for attendance at any Nominating and Corporate Governance Committee meeting held on the same day as a regular or special meeting of the Board.

At the option of each director, up to half of the sums designated above as “annual director compensation” may be paid in Company common stock; provided that (1) the option to receive Company common stock is exercisable by notice to the Company at anytime prior to the payment of one or more quarterly payments of the annual compensation, (2) common stock issued in lieu of annual compensation is valued at the average between the closing bid and ask price on the day prior to the date upon which the annual compensation became payable, (3) all right, title and interest in and to common stock issued will vest in the receiving director upon issuance, and (4) payment in common stock will only be available if such payment may be made without registration or other similar actions and in compliance with all relevant laws and regulations.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders

The following table sets forth the number of shares of common stock beneficially owned as of April 18, 2011 by each person who is known by the Company to own beneficially more than five percent of outstanding Company common stock other than executive officers or directors of the Company, whose beneficial ownership is reflected in the Security Ownership of Directors and Executive Officers table below.  There were 17,579,629 shares of Company common stock outstanding on April 18, 2011.

Security Ownership of Principal Stockholders Table

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Bedford Oak Advisors, LLC 100 South Bedford Road Mt. Kisco, NY 10549	5,521,766 (1)	31.41%
GAMCO Investors, Inc. One Corporate Center Rye, NY 10580	2,405,028 (2)	13.68%
Frost Gamma Investments Trust 4400 Biscayne Blvd. Miami, FL 33137	1,603,400 (3)	9.12%
Carl E. Warden 1516 Country Club Drive Los Altos, CA 94024	922,173 (4)	5.25%
______________
(1)
Based on a Schedule 13D/A filed jointly by Bedford Oak Advisors, LLC (“Bedford Oak”), Bedford Oak Capital, L.P. (“Capital”), Bedford Oak Acorn, L.P. (“Acorn”) and Mr. Eisen with the SEC on September 20, 2010, and updated for other information known to the Company, including various Form 4’s filed jointly by Bedford Oak, Capital and Mr. Eisen with the SEC through January 4, 2011.  Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn and certain other private investment partnerships.  Does not include options to purchase 2,583,333 shares of Company common stock exercisable by Mr. Eisen within 60 days of April 18, 2011.  See Security Ownership of Directors and Executive Officers table below.

(2)
Based on a Schedule 13D/A filed jointly by Gabelli Funds, LLC, GGCP, Inc., GAMCO Investors, Inc., GAMCO Asset Management, Inc., MJG Associates, Inc., Teton Advisors and Mario J. Gabelli with the SEC on January 26, 2011.

(3)	Based on a Schedule 13G filed by Frost Gamma Investments Trust with the SEC on February 10, 2011.

(4)
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

Security Ownership of Directors and Executive Officers

The following table sets forth the beneficial ownership of Company outstanding common stock as of April 18, 2011 by each person who is a director or named executive officer of the Company as of such date, naming each such person, and all persons who are directors and executive officers of the Company as of such date, as a group.

Security Ownership of Directors and Executive Officers Table

Name	Amount and Nature of Beneficial Ownership		Percent of Class
Harvey P. Eisen	8,143,039	(1)	40.39%
Scott N. Greenberg	158,868	(2) (3)	*
Lawrence G. Schafran	169,576	(3)	*
Ira J. Sobotko	100,625	(4)	*
Thomas J. Hayes	-		*
Directors and executive officers as a group (5 persons) (5)	8,572,108		41.75%
______________
* The number of shares owned is less than one percent of the outstanding shares.

(1)
Includes 5,521,766 shares of Company common stock beneficially owned by Bedford Oak, Capital and Acorn.  Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn.  See footnote 1 to Principal Stockholders table above.  Also includes 7,853 shares of Company common stock owned by Mr. Eisen individually and 2,583,333 shares of Company common stock issuable upon the exercise of options that are exercisable by Mr. Eisen within 60 days of April 18, 2011.

(2)
Includes 4,000 shares of Company common stock held by members of Mr. Greenberg’s family, and 5,867 shares of Company common stock allocated to Mr. Greenberg’s account pursuant to the provisions of the GP Strategies Retirement Savings Plan.  Mr. Greenberg disclaims beneficial ownership of the 4,000 shares of Company common stock held by members of his family.

(3)
Includes 133,333 shares of Company common stock issuable to each of Messrs. Greenberg, and Schafran upon the exercise of options, all of which are exercisable by Messrs. Greenberg and Schafran within 60 days of April 18, 2011.

(4)
Includes 625 shares of Company common stock owned by Mr. Sobotko individually, and 100,000 shares of Company common stock issuable to Mr. Sobotko upon the exercise of options, all of which are currently exercisable.

(5)
Includes Messrs. Greenberg and Schafran, each of whom is a current director of the Company, Mr. Eisen, who is currently a director and a named executive offer of the Company, and Mr. Sobotko and Mr. Hayes who are currently  named executive officers of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 with respect to shares of Company common stock that may be issued under existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	3,250,000	$2.31	7,750,000
Equity compensation plans not approved by security holders	―	―	―
Total	3,250,000	$2.31	7,750,000

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

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Loan From Bedford Oak

On November 12, 2004, the Company entered into an agreement to borrow approximately $1,022,000 from Bedford Oak Partners, which is controlled by Harvey P. Eisen, Chairman, Chief Executive Officer and a director of the Company, and approximately $568,000 from Jerome I. Feldman, who was at the time Chairman and Chief Executive Officer of the Company (and who is no longer involved with the Company), which was utilized to exercise an option held by the Company to purchase 2,068,966 Series B Convertible Preferred shares of Valera Pharmaceuticals, Inc.(Valera), for an aggregate price of $1,590,000 (the “Valera Agreement”).  The loans bore interest at 6% per annum, matured on October 31, 2009, and were secured by all shares of Valera owned by the Company.  On January 20, 2005, the Company prepaid the loans, including all accrued interest of $10,217 and $5,682 for Bedford Oak Partners and Mr. Feldman, respectively.  As further consideration for making these loans, Bedford Oak Partners and Mr. Feldman became entitled to a portion of the consideration received by the Company on the sale of certain Valera shares.

Effective April 18, 2007, all of the outstanding common stock of Valera was acquired by Indevus Pharmaceuticals, Inc. (“Indevus” and the “Indevus Transaction”).  At the effective date of the Indevus Transaction, each share of Valera common stock outstanding immediately prior to the effective time was exchanged for 1.1337 shares of Indevus common stock and certain contingent rights to receive additional Indevus common stock based upon the receipt by Indevus of FDA approval for three products under development by Valera at the time of the Indevus Transaction (the “Contingent Rights”). The November 12, 2004 agreement also provided for Bedford Oak Partners and Mr. Feldman to participate in 50% of the profits earned on 19.51% of shares of Indevus common stock received by the Company upon conversion of the Contingent Rights, if any, at such time as such shares are sold by the Company.

From June 25, 2007 through and including September 12, 2007, the Company sold, in a series of brokers’ transactions, all of its 2,639,482 shares of Indevus common stock received at the time of the Indevus Transaction and shares which the Company received in 2007 as a result of Indevus receiving FDA approval of one of the products subject to the Contingent Rights in open market transactions for an aggregate of approximately $17,598,000, net of commissions and brokerage fees.  Pursuant to the Valera Agreement, Bedford Oak Partners and Mr. Feldman received an aggregate of approximately $922,000 of the proceeds of these sales.

As a result of the consummation of the merger between Indevus and Endo Pharmaceuticals Inc. in 2009, the Company has a contingent right to receive from Endo certain cash payments. The two related parties would receive the following portions of the Company’s cash payments upon the occurrence of the following events: (i) $303,000 upon FDA approval of Octreotide implant for the treatment for acromegaly on or before April 18, 2012 (Octreotide Approval), and (ii) $202,000 upon FDA approval of Aveed TM. The Aveed TM amount would only be payable to the Company and therefore the related parties if there were Octreotide Approval.

Bedford Oak Consulting Arrangement

In March 2010, the Company paid Bedford Oak, an entity controlled by Mr. Eisen, an aggregate of $150,000 for consulting services rendered to the Company  through February 28, 2010 by two individuals (together, the “Consultants”), each of whom also served as consultants to Bedford Oak.  Such consulting services included advice on investment company matters and related issues, the evaluation of potential acquisition and business development opportunities for the Company and capital raises and other financings undertaken by the Company (the “Consulting Services”).

As of March 1, 2010, the Consultants terminated their services with Bedford Oak and were retained by the Company to provide the Consulting Services to the Company on a month-to-month basis at a rate of $35,000 per month payable to one individual and $25,000 per month payable to the other individual.  The respective agreements with the Consultants expired on June 30, 2010.  However, the Company or either Consultant had the right to terminate the agreement at any time upon thirty days prior written notice to the other party.  The agreement with the individual at the rate of $35,000 per month was terminated by the Company as of May 15, 2010 and the agreement with the individual at the rate of $25,000 per month was terminated by the Company as of June 30, 2010. Total expenses incurred by the Company from March 1, 2010 though termination of the services provided by the Consultants are $187,000.

Other Transactions with Bedford Oak

Effective June 1, 2010, the Company relocated its headquarters to the offices of Bedford Oak in Mount Kisco, New York. The Company is subleasing a portion of the space and has access to various administrative support services on a month-to-month basis at the rate of approximately $19,700 per month. General and administrative expenses for the year ended December 31, 2010 includes $138,000 related to the sublease arrangement.

On February 24, 2011, Thomas J. Hayes was appointed Chief Operating Officer of the Company.  Mr. Hayes is also a Managing Director of Bedford Oak.

See the narrative disclosure following the Summary Compensation Table and the Outstanding Equity Awards at Fiscal Year-End Table in “Item 11. Executive Compensation” for summaries of the compensation arrangements and agreements in which the Company and its executive officers and directors are participants.

Director Independence

Since the adoption of the Sarbanes-Oxley Act in July 2002, there has been growing public and regulatory focus on the independence of directors.  The Company is not subject to the listing requirements of any securities exchange, including Nasdaq, because the Company’s common stock is traded on the over-the-counter bulletin board.  However, in July 2007, the Board of Directors adopted the standards for independence for Nasdaq-listed companies, and the independence determinations that follow are based upon the criteria established by Nasdaq for determining director independence and upon the criteria established by Nasdaq and the SEC for determining Audit Committee member independence.

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

Using the objective and subjective independence criteria enumerated in the Nasdaq marketplace rules listing requirements and SEC rules, the Board of Directors has reviewed all relationships between each director and the Company and, based on this review, the Board of Directors has affirmatively determined that, in accordance with Nasdaq independence criteria, (i) Mr. Schafran is  independent, (ii) Mr. Embry, who served as a director until April 1, 2010, was independent, (iii) Messrs. Eisen, Belknap (who served until June 1, 2010) and Greenberg are not independent and (iv) Mr. Schreiber, who served as a director until September 1, 2010, was independent. In making the independence determination with respect to Mr. Schafran, the Board of Directors also considered the cash bonus of $50,000 granted to Mr. Schafran by the Board of Directors for his service in 2009 in connection with the extension of the lease for Five Star Group’s East Hanover, New Jersey warehouse.

 ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

  The fees billed for services rendered for 2010 and 2009 by EisnerAmper LLP, were as follows:

	2010	2009

Audit Fees (1)	$95,000	$272,000
Audit-Related Fees (2)	0	22,000
Tax Fees	--	--
All Other Fees	--	--

Total	$95,000	$294,000
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

Policy on Pre-Approval of Services Provided by Independent Auditor

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of EisnerAmper LLP are subject to specific pre-approval policies.  In 2011, all audit services to be performed by EisnerAmper LLP require pre-approval by the Board of Directors in accordance with pre-approval policies established by the Board of Directors.  The procedures require that all proposed engagements of EisnerAmper LLP for services of any kind be directed to the Board of Directors prior to the beginning of any service.

All services provided by the independent registered public accounting firm for 2010 and 2009 were approved in advance by the Board of Directors.

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PATENT DEVELOPMENT CORPORATION

Date: April 29, 2011	By:	/s/ IRA J. SOBOTKO
		Name:	Ira J. Sobotko
		Title:	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number		Description

31.1	*	Certification of Principal Executive Officer
31.2	*	Certification of Principal Financial Officer

*	Filed herewith