Form 10-Q
period 2011-03-31
NATIONAL PATENT DEVELOPMENT CORP
filed 2011-05-10
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-50587

NATIONAL PATENT DEVELOPMENT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4005439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 South Bedford Road, Suite 2R, Mount Kisco , NY	10549
(Address of principal executive offices)	(Zip code)

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

As of May 6, 2011, there were 17,579,629 shares of the registrant’s common stock, $0.01 par value, outstanding.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.                      Financial Statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010

General and administrative expenses	$(491)	$(1,434)

Operating loss	(491)	(1,434)

Investment and other income, net	16	9

Loss from continuing operations before income taxes	(475)	(1,425)

Income tax (expense) benefit - current	(2)	485

Loss from continuing operations	(477)	(940)

Loss from discontinued operations	(151)	(544)

Net loss	$(628)	$(1,484)

Basic and diluted net loss per share:
Continuing operations	$(0.03)	$(0.05)
Discontinued operations	(0.01)	(0.03)
Net loss	$(0. 04)	$(0. 08)

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2011	2010

Net loss	$(628)	$(1,484)

Other comprehensive gain, before tax:
Reclassification of loss on interest rate swap to loss from discontinued operations	-	803

Comprehensive loss before tax	(628)	(681)

Reclassification of deferred tax benefit related to interest rate swap to loss from discontinued operations	-	(321)

Comprehensive loss	$(628)	$(1,002)

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$27,920	$28,074
Refundable and prepaid income tax	759	755
Prepaid expenses and other current assets	108	377
Total current assets	28,787	29,206
Property, plant and equipment, net	5	6
Investment in undeveloped land	355	355
Other assets	375	375
Total assets	$29,522	$29,942

Liabilities and stockholders’ equity
Current liabilities

Income taxes payable	$460	$434
Accounts payable and accrued expenses	412	255
Total current liabilities	872	689

Commitments and contingencies

Stockholders’ equity
Common stock	181	181
Additional paid-in capital	29,852	29,827
Retained earnings (deficit)	(24)	604
Treasury stock, at cost	(1,359)	(1,359)
Total stockholders’ equity	28,650	29,253
Total liabilities and stockholders’ equity	$29,522	$29,942

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2011		2010
Cash flows from operations:
Net loss		$(628)	$(1,484)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation		1	4
Loss on interest rate swap		-	803
Expenses paid in common stock		3	8
Deferred income taxes		-	346
Stock based compensation expense		22	138
Gain on sale of Five Star		-	(2,405)
Changes in other operating items:
Refundable and prepaid income tax		(4)	(874)
Income tax payable		26	(530)
Prepaid expenses and other current assets		(31)	59
Accounts payable and accrued expenses		157	(245)
Net cash used in operations		(454)	(4,180)

Cash flows from investing activities:
Cash held in escrow		300	(900)
Net proceeds from sale of Five Star, net of $1, cash of discontinued operations		-	27,513 (a)
Net cash provided by investing activities		300	26,613

Cash flows from financing activities:
Proceeds from short-term borrowings		-	285
Repayment of short-term borrowings		-	(14,804)
Net cash used in financing activities		-	(14, 519)

Net increase (decrease) in cash and cash equivalents		(154)	7,914
Cash and cash equivalents at beginning of period		28,074	23,068 (b)
Cash and cash equivalents at end of period		$27,920	$30,982
(a) Includes $14,804 used to repay short-term borrowings simultaneously with closing of sale and $1,344 withheld by the buyer to pay severance and bank fees and $900 cash held in escrow
(b) Includes $62 included in assets held for sale

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$		$31
Income taxes		6	1,073

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)
(in thousands, except shares)

	Common Stock		Additional paid-in	Retained earnings	Treasury stock, at	Total Stock- holders’
	Shares	Amount	capital	(deficit)	cost	equity
Balance at December 31, 2010	18,140,660	$181	$29,827	$604	$(1,359)	$29,253
Net loss				(628)		(628)
Stock based compensation expense			22			22
Issuance of common stock to directors	1,954		3			3
Other	(98)
Balance at March 31, 2011	18,142,516	$181	$29,852	$(24)	$(1,359)	$28,650

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)

1.            Basis of presentation and description of business

Basis of presentation

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2011 and the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2011 and 2010 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The Condensed Consolidated Balance Sheet as of December 31, 2010 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature other than adjustments related to the sale of Five Star Group, Inc., necessary for a fair presentation. The results for the 2011 interim period are not necessarily indicative of results to be expected for the entire year.

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

Prior to consummation of the Five Star sale, the Company’s Board of Directors believed that, although the Company was not engaged primarily in the business of investing, reinvesting or trading in securities, and did not hold itself out as being primarily engaged in those activities, the Company could, upon consummation of the Five Star sale, fall within the technical definition of “investment company” under Section 3(a)(1) of the Investment Company Act of 1940, as amended (the “Investment Company Act”).  Subsequent to the Five Star sale, the Company’s Board of Directors has re-evaluated the characterization and valuation of its assets for purposes of the applicable definitions of the Investment Company Act and has concluded that the Company does not fall within the technical definition of “investment company” because the “investment securities” it holds constitute less than 40% of its total assets (exclusive of government securities and cash and certain cash equivalents).  Accordingly, the Company was not required to take any affirmative steps, including developing or acquiring interests in one or more operating businesses prior to January 15, 2011, in order to avoid becoming an “investment company” for purposes of the Investment Company Act.  However, the Company is actively continuing its efforts to acquire interests in one or more operating businesses on terms that the Company’s Board of Directors determines to be in the best interest of the Company and its stockholders.

Until such time as the liquid assets of the Company are so deployed into operating businesses, National Patent intends to continue to invest such assets in high-grade, short-term investments (such as cash equivalents) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation.

2.            Discontinued Operations

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

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)

At the Closing Date (i) the Cash Flow Adjustment reduced the Purchase Price by $5,611,000, (ii) $15,178,000 of the Purchase Price was used to repay the Revolving Indebtedness (including related fees and expenses of $374,000); (iii) $900,000 of the Purchase Price was placed in escrow - $300,000 of which was held by the Escrow Agent to provide for indemnity payments which National Patent may be required to pay to Merit (the “Indemnity Escrow Deposit”) (included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2010) and $600,000 of which was held by the Escrow Agent to provide for payment of the Inventory Adjustment (the “Inventory Escrow Deposit”); and (iv) $970,000 of the Purchase Price was retained by Merit to fund severance payments to employees of Five Star.  The $10,465,000 balance of the Purchase Price was remitted to National Patent at the Closing Date. Additionally, the Purchase Price was subject to post-closing adjustments as a result of the Net Results Adjustment and the Inventory Adjustment as discussed above.

The proceeds of the Five Star sale were reduced by $927,000 of transaction costs.   In addition, the proceeds may be reduced by costs relating to the satisfaction of certain obligations under state environmental laws in New Jersey and Connecticut, if any, and the payment of amounts to indemnify Merit as provided in the Five Star Stock Purchase Agreement, if any.

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

The gain on the sale of Five Star, after giving effect to the Settlement Agreement, amounted to $2,405,000 and is included in Loss from discontinued operations in the Consolidated Condensed Statement of Operations for the three months ended March 31, 2010.

During the quarter ended March 31, 2011, The Company recorded an additional $26,000 of interest expense related to Five Star’s current Internal Revenue Service examination (see Note 9) and $125,000 for estimated costs related to certain end of lease obligations at Five Star’s East Hanover, New Jersey warehouse and certain environmental compliance issues at Five Star’s Newington Connecticut warehouse (see Note 10).

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)

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

Five Star’s results of operations for the three months ended March 31, 2010 have been accounted for as a discontinued operation in the accompanying condensed consolidated statements of operations.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)

For the three months ended March 31, 2011 and 2010 the components of loss from discontinued operations were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Five Star
Sales	$-	$2,635
Cost of sales	-	2,294
Gross margin		341

Selling, general and administrative expenses	125	423
Severance payments	-	1,062
Fees and expenses related to repayment of debt	-	374
Loss on interest rate swap	-	803

Operating loss	(125)	(2,321)

Interest expense	(26)	(100)
Other expense	-	(53)

Loss from operations before items shown below	(151)	(2,474)
Gain on sale of Five Star	-	2,405
Loss before income tax expense	(151)	(69)

Income tax expense, including deferred tax expense of $346 in 2010	-	(475)

Loss from discontinued operations	$(151)	$(544)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)

3.            Per share data

Loss per share for the three months ended March 31, 2011 and 2010 respectively, is calculated based on 17,577,000 and 17,564,000 weighted average outstanding shares of common stock.

At March 31, 2011 and 2010, the Company has outstanding options to purchase 3,300,000 and 3,450,000 shares of Company common stock, which were not included in the diluted computation, as their effect would be anti-dilutive.

4.           Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased, and on March 29, 2011 the Company’s Board of Directors authorized an increase of an additional 1,000,000 shares to be repurchased. At March 31, 2011, the Company had repurchased 1,791,821 shares of its common stock and a total of 3,208,179 shares remained available for repurchase, which amount includes the additional 1,000,000  shares of common stock authorized.  There were no common stock repurchases made by or on behalf of the Company during the quarter ended March 31, 2011.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
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

Information with respect to the Company’s outstanding stock options for the three months ended March 31, 2011 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2011	3,250,000	$2.31	6.9	$0	*
Granted	50,000	$1.50	10.0	$0	*
Options outstanding at March 31, 2011	3,300,000	$2.29	6.7	$63,000	*
Options exercisable at March 31, 2011	2,800,000	$2.46	5.9	$0	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

In February 2011, the Company granted 50,000 options to its Chief Operating Officer.  The options were issued at an exercise price equal to market value at the date of the grant.  The weighted average grant-date fair value of the options was $0.57, which was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0%
Expected volatility	46.91%
Risk-free interest rate	1.72%
Expected life (in years)	4

Compensation expense related to option grants amounted to $22,000 and $138,000 for the quarters ended March, 2011 and 2010, respectively. As of March 31, 2011, there was $187,000 of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over the remaining vesting periods of the options, which on a weighted-average basis is approximately 2.1 years.

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

In connection with the sale of Five Star, the outstanding balance of the bank loan of $14,804,000, including accrued interest, was fully repaid to Bank of America from the sale proceeds (see Note 2). Accordingly, the $803,000 unrecognized loss on the interest rate swap together with the $321,000 related tax benefit was reclassified from accumulated other comprehensive loss to loss from discontinued operations during the quarter ended March 31, 2010.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
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

8.            Related Party Transactions

a)
On November 12, 2004, the Company entered into an agreement to borrow approximately $1,022,000 from Bedford Oak Partners, which is controlled by Harvey P. Eisen, Chairman, Chief Executive Officer and a director of the Company, and approximately $568,000 from Jerome I. Feldman, who was at the time Chairman and Chief Executive Officer of the Company, which was utilized to exercise an option held by the Company to purchase Series B Convertible Preferred shares of Valera (see Note 7).  In January 2005, the Company prepaid the loans and all accrued interest in full. As further consideration for making these loans, Bedford Oak Partners and Mr. Feldman became entitled to a portion of the consideration received by the Company on the sale of certain Valera shares.  As a result of the acquisition of Valera by Indevus, this obligation related to the sale of Indevus shares by the Company. The November 12, 2004 agreement also provides for Bedford Oak Partners and Mr. Feldman to participate in 50% of the profits earned on 19.51% of shares of Indevus common stock received by the Company upon conversion of the Contingent Rights, if any, at such time as such shares are sold by the Company.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)

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

c)
Effective June 1, 2010, the Company relocated its headquarters to the offices of Bedford Oak Advisors, LLC in Mount Kisco, New York. The Company is subleasing a portion of the space and has access to various administrative support services on a month-to-month basis at the rate of approximately $19,700 per month. General and administrative expenses for the three months ended March 31, 2011 includes $59,000 related to the sublease arrangement.

d)	On February 24, 2011, Thomas J. Hayes was appointed Chief Operating Officer of the Company. Mr. Hayes is also a Managing Director of Bedford Oak Advisors, LLC.

9.           Income taxes

For the three months ended March 31, 2011, the income tax expense related to continuing operations was approximately $ 2,000, representing minimum state taxes.  For the three months ended March 31, 2010, the income tax benefit related to continuing operations was approximately $485,000. This represents a potential recovery of Federal income tax paid in respect of 2009, as result of a net operating loss carryback attributable to the loss from continuing operations in the three months ended March 31, 2010.

Five Star is currently undergoing an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008 and is being challenged with respect to the timing of certain tax deductions.  As a result, the Company has a liability for uncertain tax positions as of March 31, 2011 of approximately $680,000 to cover the potential federal and state tax deficiencies, interest and penalties.  Of such amount, approximately $531,000 related to additional tax was charged to income tax expense in 2010, approximately $94,000 related to interest was charged to interest expense (of which $26,000 and $68,000 were expensed in 2011 and 2010, respectively) and approximately $55,000 related to penalties was charged to other expense within loss from discontinued operations in 2010. The Company intends to vigorously defend its position with the Internal Revenue Service.

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

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)

10.           Contingency

(a)
The Company has guaranteed the lease for Five Star’s New Jersey warehouse, totaling approximately $1,825,000 per year.  On January 15, 2010, the Company completed the sale to Merit of all the issued and outstanding stock of Five Star.  Merit extended the New Jersey warehouse lease, which originally expired in September 2010 through March 2011 at which time the lease expired.  The Company is currently in discussions with Merit and the landlord as to its share of the end of lease costs.  Under the terms of the Five Star Stock purchase Agreement, Merit is responsible for the first $25,000 of repairs and end of lease costs, and the Company is responsible for 75% of the remaining costs.  The Company has accrued approximately $85,000 for its estimated share of the costs, which is included in Loss from discontinued operations in the Condensed Consolidated Statement of Operations for the quarter ended March 31, 2011.

In connection with the sale of Five Star, he Company is responsible for all activities necessary to achieve compliance with the Connecticut Transfer Act, including receipt of approval from the Connecticut Department of Environmental Protection (“CTDEP’) and implementation of a remediation plan, if required, with respect to environmental obligations related to Five Star’s Connecticut warehouse. For the quarter ended March 31, 2011, the Company has accrued an additional $40,000 for estimated costs associated with completing the Connecticut Transfer Act process with the CTDEP.  Such amount is included in loss from discontinued operations. The Company has satisfied its remediation and environmental obligations with the New Jersey Department of Environmental Protection.

(b)
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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 4, 2011.

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

Five Star’s results of operations for the first quarter of 2010 have been accounted for as a discontinued operation in the condensed consolidated statements of operations (see Note 2 to the Condensed Consolidated Financial Statements).

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

The Company reflected the Settlement Agreement in the gain on the sale of Five Star which is included in Loss from discontinued operations in its Consolidated Statement of Operations for the quarter ended March 31, 2010.

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

Upon the consummation of the Five Star Sale, we became a “shell company”, as defined in Rule 12b-2 of the Exchange Act.  Because we are a shell company, our stockholders are unable to utilize Rule 144 to sell “restricted stock” as defined in Rule 144 or to otherwise use Rule 144 to sell our securities, and we are ineligible to utilize registration statements on Form S-3 or Form S-8 for so long as we remain a shell company and for 12 months thereafter.  As a consequence, among other things, the offering, issuance and sale of our securities is likely to be more expensive and time consuming and may make our securities less attractive to investors.  See Form 10-K “Item 1. Business – Nature of Our Business Following the Five Star Sale”, and “Item 1A. Risk Factors”.

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

Other Assets

The Company owns certain non-strategic assets, including an investment in MXL Operations Inc. (MXL), certain contingent stock rights in products under development by Endo and interests in land and flowage rights in undeveloped property in Killingly, Connecticut.  The Company has a 19.9% interest in MXL carried at its cost of $275,000.

On March 23, 2009, Indevus filed a Current Report on Form 8-K with the SEC announcing the completion of an Agreement and Plan of Merger with Endo Pharmaceuticals Holdings Inc., a Delaware corporation (“Endo”), and BTB Purchaser Inc., a Delaware corporation and wholly-owned subsidiary of Endo, pursuant to which Endo acquired all of the issued and outstanding shares of the common stock of Indevus (the “Endo Merger”). Notwithstanding the consummation of such transaction, the Company retains rights to receive certain cash payments based on FDA approval of certain drug applications. If FDA approval of the Octreotide implant for the treatment for acromegaly is achieved on or before April 18, 2012, the Company would receive approximately $3,100,000 and if Aveed TM  is approved by the FDA, an additional approximately $2,100,000 would be received by the Company.   The Aveed TM amount would only be payable to the Company and former Valera shareholders if there were Octreotide Approval.  In February 2010, Endo filed a current report on Form 8-K with the SEC in which it disclosed that it recorded a non-cash impairment charge due to heightened regulatory uncertainties related to its Aveed TM product, and reduced the corresponding liability for contingent payment due to former Indevus shareholders recorded on its balance sheet due to the decreased probability that Endo will be obligated to make the contingent consideration payments related to Aveed TM.  See Note 7 to the Condensed Consolidated Financial Statements.

The Company monitors Endo for progress in achieving the milestones related to the Contingent Rights.

Results of Operations

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

As a result of the sale of Five Star by the Company pursuant to the Five Star Stock Purchase Agreement dated November 24, 2009, the results for Five Star have been treated as a discontinued operation. On January 15, 2010, the Company completed the sale of all the issued and outstanding stock of Five Star.

For the three months ended March 31, 2011, the Company had a loss from continuing operations before income taxes of $475,000 compared to a loss from continuing operations before income taxes of $1,425,000 for the three months ended March 31, 2010.  The reduced loss is the result of reduced general and administrative expenses (“G&A”) of $943,000.

General and administrative expenses

For the three months ended March 31, 2011, G&A  was $491,000 as compared to $1,434,000 for the three months ended March 31, 2010.  The decreased G&A at the corporate level was primarily due to the following (in thousands):

Increase (decrease)

Consulting services and professional fees incurred in 2010 related to the evaluation of potential acquisition and business development opportunities for the Company (terminated in June 2010)	$(210)

Discrete bonus granted by the Board of Directors in 2010 to the Chairman, Chief Executive Officer and President of the Company for his specific role in the completion of the sale of both the Company’s undeveloped real property located in Pawling, New York and Five Star	(500)

Reduction in compensation expense related to option grants	(117)

Reduced personnel costs	(57)

Reduced professional fees	(67)

Increased office expense	40

Other	(32)

$(943)

Income taxes

For the three months ended March 31, 2011, the Company recognized income tax expense of $2,000 from continuing operations, which represents minimum state taxes.  For the three months ended March 31, 2010 the Company recognized an income tax benefit of $485,000 from continuing operations, which represents the expected recovery of Federal income taxes paid in 2009 from the carry back of operating losses from continuing operations incurred during the period.

Five Star is currently undergoing an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008.  Five Star is being challenged with regard to the timing of certain tax deductions.  Even though the open issues under audit relate solely to the timing of deductions (not to the underlying appropriateness of those deductions), the Company has a liability for uncertain tax positions as of March 31, 2011 for approximately $680,000 to cover the potential costs, including interest and penalties associated with deductions at issue.  If the Company is not able to successfully defend its position, the resultant effect could be an increase to income tax expense for the year ended December 31, 2007, a decrease to income tax expense for the years ended December 31, 2008 and 2009, and an increase of the Company’s net operating loss carryforward for the year ended December 31, 2010.

The increase in the liability for uncertain tax positions was treated as a discrete item. The tax effect of discrete items are reflected in the periods in which they occur and not reflected in the estimated annual effective tax rate which is used for interim period tax provisions. The Company intends to vigorously defend its position with the Internal Revenue Service.

Financial condition

Liquidity and Capital Resources

 At March 31, 2011, the Company had cash and cash equivalents totaling $27,920,000, which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s general and administrative expenses.

Contractual Obligations and Commitments

The Company has guaranteed the lease for Five Star’s New Jersey warehouse, totaling approximately $1,825,000 per year.  On January 15, 2010, the Company completed the sale to Merit of all the issued and outstanding stock of Five Star.  Merit extended the New Jersey warehouse lease, which originally expired in September 2010 through March 2011.  The Company is currently in discussions with Merit and the landlord as to its share of the end of lease costs.  Under the terms of the Five Star Stock purchase Agreement, Merit is responsible for the first $25,000 of repairs and end of lease costs, and the Company is responsible for 75% of the remaining costs.  The Company has accrued approximately $85,000 for its estimated share of the costs, which is included in Loss from discontinued operations in the Condensed Consolidated Statement of Operations for the quarter ended March 31, 2011.

In connection with the sale of Five Star, he Company is responsible for all activities necessary to achieve compliance with the Connecticut Transfer Act, including receipt of approval from the Connecticut Department of Environmental Protection (“CTDEP’) and implementation of a remediation plan, if required, with respect to environmental obligations related to Five Star’s Connecticut warehouse. For the quarter ended March 31, 2011, the Company has accrued an additional $40,000 for estimated costs associated with completing the Connecticut Transfer Act process with the CTDEP.  Such amount is included in loss from discontinued operations. The Company has satisfied its remediation and environmental obligations with the New Jersey Department of Environmental Protection.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances of Equity Securities

On January 18, 2011, the Company issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), 1,954 shares of Company common stock to its director Lawrence G. Schafran in payment of his  quarterly directors fees. The aggregate value of the 1,954 shares of Company common stock issued to Mr. Schafran was approximately $3,125 on the date of issuance.  These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

This issuance qualified for exemption from registration under the Securities Act because (i) Mr. Schafran is an accredited investor, (ii) the Company did not engage in any general solicitation or advertising in connection with the issuance, and (iii) Mr. Schafran received restricted securities.

Purchases of Equity Securities

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased, and on March 29, 2011 the Company’s Board of Directors authorized an increase of an additional 1,000,000 shares to be repurchased. At March 31, 2011, the Company had repurchased 1,791,821 shares of its common stock and, a total of 3,208,179 shares remained available for repurchase, which amount includes the additional 1,000,000 shares of common stock authorized.   There were no common stock repurchases made by or on behalf of the Company during the quarter ended March 31, 2011.

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

NATIONAL PATENT DEVELOPMENT CORPORATION

Date: May 9, 2011	/s/ HARVEY P. EISEN
Name: Harvey P. Eisen
Title: Chairman of the Board and Chief Executive Officer

Date: May 9, 2011	/s/ IRA J. SOBOTKO
Name: Ira J. Sobotko
Title: Vice President, Chief Financial Officer