Form 10-Q
period 2011-06-30
NATIONAL PATENT DEVELOPMENT CORP
filed 2011-08-15
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

As of August 2, 2011, there were 17,581,583 shares of the registrant’s common stock, $0.01 par value, outstanding.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

General and administrative expenses	$(439)	$(1,123)	$(930)	$(2,557)

Operating loss	(439)	(1,123)	(930)	(2,557)

Investment and other income	1	11	17	20

Loss from continuing operations before income tax expense	(438)	(1,112)	(913)	(2,537)

Income tax (expense) benefit	(198)	182	(200)	887

Loss from continuing operations	(636)	(930)	(1,113)	(1,650)

Income (loss) from discontinued operations	113	(182)	(38)	(946)

Net loss	$(523)	$(1,112)	$(1,151)	$(2,596)

Basic and diluted net (loss) income per share
Continuing operations	$(0.04)	$(0.05)	$(0.06)	$(0.10)
Discontinued operations	0.01	(0.01)	(0.01)	(0.05)
Net loss per share	$(0.03)	$(0.06)	$(0.07)	$(0.15)

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net loss	$(523)	$(1,112)	$(1,151)	$(2,596)

Other comprehensive income (loss), before tax:
Reclassification of loss on interest rate swap to loss from discontinued operations	-	-	-	803
Comprehensive loss before tax	(523)	(1,112)	(1,151)	(1,793)

Reclassification of deferred tax benefit related to interest rate swap to loss from discontinued operations	-	-	-	(321)

Comprehensive loss	$(523)	$(1,112)	$(1,151)	$(2,114)

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$27,526	$28,074
Refundable and prepaid income tax	564	755
Prepaid expenses and other current assets	78	377
Total current assets	28,168	29,206
Property and equipment, net	3	6
Investment in undeveloped land	355	355
Other assets	275	375
Total assets	$28,801	$29,942

Liabilities and stockholders’ equity
Current liabilities

Income taxes payable	$300	$434
Accounts payable and accrued expenses	349	255
Total current liabilities	649	689

Contingencies (Note 10)

Stockholders’ equity
Common stock	181	181
Additional paid-in capital	29,877	29,827
Retained earnings (deficit)	(547)	604
Treasury stock, at cost	(1,359)	(1,359)
Total stockholders’ equity	28,152	29,253
Total liabilities and stockholders’ equity	$28,801	$29,942

See accompanying notes to condensed consolidated financial statements

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operations:
Net loss	$(1,151)	$(2,596)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	3	7
Loss on interest rate swap	-	803
Expenses paid in common stock	6	12
Deferred income taxes	-	346
Stock based compensation expense	44	178
Gain on sale of Five Star	-	(2,405)
Changes in other operating items, net of effect of sale of Five Star:
Refundable and prepaid income tax	191	(887)
Income taxes payable	(134)	(530)
Prepaid expenses and other current assets	(1)	2
Accounts payable and accrued expenses	94	(887)
Net cash used in operations	(948)	(5,957)

Cash flows from investing activities:
Cash held in escrow	400	(300)
Net proceeds from sale of Five Star, net of $1 cash of discontinued operations		26,463 (a)
Net cash provided by investing activities	400	26,163

Cash flows from financing activities:
Proceeds from short-term borrowings	-	285
Repayment of short-term borrowings	-	(14,804)
Net cash used in financing activities	-	(14,519)

Net (decrease) increase in cash and cash equivalents	(548)	5,687
Cash and cash equivalents at beginning of period	28,074	23,068 (b)
Cash and cash equivalents at end of period	$27,526	$28,755
(a) Includes $14,804 used to repay short-term borrowings simultaneously with closing of sale and $1,344 withheld by the buyer to pay severance and bank fees and $300 cash held in escrow
(b) Includes $62 included in assets held for sale

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	-	789
Income taxes	-	91

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)
(in thousands, except shares)

	Common Stock		Additional paid-in	Retained earnings	Treasury stock, at	Total Stock- holders’
	Shares	Amount	capital	(deficit)	cost	equity
Balance at December 31, 2010	18,140,660	$181	$29,827	$604	$(1,359)	$29,253
Net loss	-	-	-	(1,151)	-	(1,151)
Stock based compensation expense	-	-	44	-	-	44
Issuance of common stock to directors	4,038	-	6	-	-	6
Other	(98)	-	-	-	-	-
Balance at June 30, 2011	18,144,600	$181	$29,877	$(547)	$(1,359)	$28,152

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2011 and 2010
(unaudited)

1.             Basis of presentation and description of business

Basis of presentation

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2011, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 and the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The Condensed Consolidated Balance Sheet as of December 31, 2010 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature other than adjustments related to the sale of Five Star Group, Inc., necessary for a fair presentation. The results for the 2011 interim period are not necessarily indicative of results to be expected for the entire year.

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
Three and six months ended June 30, 2011 and 2010
(unaudited)

2.             Sale of Five Star

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

The gain on the sale of Five Star, after giving effect to the Settlement Agreement, amounted to $2,405,000 and is included in Loss from discontinued operations in the Consolidated Condensed Statement of Operations for the six months ended June 30, 2010.

During the six months ended June 30, 2011, the Company recorded an additional $18,000 of interest expense, reversed $55,000 of penalties and recorded a $100,000 tax benefit related to Five Star’s current Internal Revenue Service examination (see Note 9). In addition, the Company recorded $175,000 for estimated costs related to certain end of lease obligations at Five Star’s East Hanover, New Jersey warehouse and certain environmental compliance issues at Five Star’s Newington Connecticut warehouse (see Note 10).

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2011 and 2010
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
Three and six months ended June 30, 2011 and 2010
(unaudited)

Five Star’s results of operations in 2010 have been accounted for as a discontinued operation in the accompanying condensed consolidated statements of operations.

For the three and six months ended June 30, 2011 and 2010 the components of (loss) income from discontinued operations were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Five Star
Sales	$-	$-	$-	$2,635
Cost of sales	-	-	-	2,294
Gross margin	-	-	-	341

Selling, general and administrative expenses	(5)	-	120	423
Severance payments	-	-	-	1,062
Fees and expenses related to repayment of debt	-	-	-	374
Loss on interest rate swap	-	-	-	803

Operating (loss) income	5	-	(120)	(2,321)

Interest expense (income)	(8)	-	18	100
Other (expense) income	-	-	-	(53)

(Loss) income from operations before items shown below	13	-	(138)	(2,474)
Gain on sale of Five Star	-	-	-	2,405
(Loss) income before income tax expense	13	-	(138)	(69)
Income tax benefit (expense), including deferred tax expense of $346 in six months ended June 30, 2010	100	(182)	100	(877)

(Loss) income from discontinued operations	$113	$(182)	$(38)	$(946)

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2011 and 2010
(unaudited)

3.             Per share data

Income and loss per share for the three months ended June 30, 2011 and 2010 respectively, is calculated based on 17,579,000 and 17,567,000 weighted average outstanding shares of common stock. Loss per share for the six months ended June 30, 2011 and 2010 respectively, is calculated based on 17,578,000 and 17,566,000 weighted average outstanding shares of common stock.

At June 30, 2011 and 2010 respectively, the Company has outstanding options to purchase 3,300,000 and 3,350,000 shares of Company common stock, which were not included in the diluted computation, as their effect would be anti-dilutive.

4.             Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased, and on March 29, 2011 the Company’s Board of Directors authorized an increase of an additional 1,000,000 shares to be repurchased. At June 30, 2011, the Company had repurchased 1,791,821 shares of its common stock and a total of 3,208,179 shares remained available for repurchase.  There were no common stock repurchases made by or on behalf of the Company during the six months ended June 30, 2011.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2011 and 2010
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

Information with respect to the Company’s outstanding stock options for the six months ended June 30, 2011 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2011	3,250,000	$2.31	6.9	$0	*
Granted	50,000	$1.50	10.0	$0	*
Options outstanding at June 30, 2011	3,300,000	$2.29	6.4	$113,000	*
Options exercisable at June 30, 2011	2,950,000	$2.40	5.9	$36,000	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

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

Compensation expense related to option grants amounted to $22,000 and $40,000 for each of the three months ended June 30, 2011 and 2010, respectively, and $44,000 and $178,000, for each of the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there was $165,000 of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 2.1 years.

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

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2011 and 2010
(unaudited)

In connection with the sale of Five Star, the outstanding balance of the bank loan of $14,804,000, including accrued interest, was fully repaid to Bank of America from the sale proceeds (see Note 2). Accordingly, the $803,000 unrecognized loss on the interest rate swap together with the $321,000 related tax benefit was reclassified from accumulated other comprehensive loss to loss from discontinued operations during the six months ended June 30, 2010.

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
Three and six months ended June 30, 2011 and 2010
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

c)
Effective June 1, 2010, the Company relocated its headquarters to the offices of Bedford Oak Advisors, LLC in Mount Kisco, New York. The Company is subleasing a portion of the space and has access to various administrative support services on a month-to-month basis at the rate of approximately $19,700 per month. General and administrative expenses for the three and six months ended June 30, 2011 includes $59,000 and $118,000 respectively, related to the sublease arrangement.

d)	On February 24, 2011, Thomas J. Hayes was appointed Chief Operating Officer of the Company. Mr. Hayes is also a Managing Director of Bedford Oak Advisors, LLC

9.             Income taxes

Pursuant to the Five Star Stock Purchase Agreement, the Company and Merit agreed to jointly make an election under Section 338 (h) (10) of the Internal Revenue Code to treat the sale of the Five Star stock as a sale of the  Five Star assets and liabilities.

For the three and six months ended June 30, 2010, the income tax benefit related to continuing operations substantially represented a potential recovery of Federal income tax paid in respect of 2009, as result of a net operating loss carryback attributable to the loss from continuing operations in the six months ended June 30, 2010.

For the three and six months ended June 30, 2011, the income tax expense related to continuing operations substantially represents approximately $195,000 correction of the tax benefit recorded in the year ended December 31, 2010 attributable to alternative minimum tax implications related to the net operating loss carryback.

Under the Five Star Stock Purchase Agreement the Company bears responsibilities for any tax deficiency related to Five Star’s operations prior to the closing date of sale. Five Star is currently undergoing an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008 and is being challenged with respect to the timing of certain tax deductions.  As a result a liability for uncertain tax positions was provided in the year ended December 31, 2010 and charged to discontinued operations. As of June 30, 2011, the liability included in the accompanying condensed consolidated balance sheet amounted to approximately $300,000 for potential federal and state tax deficiencies and related interest, of which approximately $214,000 related to additional tax and approximately $86,000 related to interest. For the three months ended June 30, 2011 an income tax benefit of approximately $100,000 together with a reduction of related interest and penalties of approximately $8,000  and $15,000, respectively, was credited to discontinued operations representing a correction of the amounts recorded in 2010, due to a computation error. In addition, approximately $40,000 related to remaining penalties charged to other expense within loss from discontinued operations in 2010 were reduced to zero in 2011 based on the notice of deficiency received from the Internal Revenue Service in 2011. The Company intends to vigorously defend its position with the Internal Revenue Service.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and six months ended June 30, 2011 and 2010
(unaudited)

For the six months ended June 30, 2010, income tax expense charged to discontinued operations was due to the tax referred to above and the write-off of the deferred tax asset at December 31, 2009 attributable to the reversal of deductible temporary differences related to assets and liabilities held for sale at such date.

The effect of error corrections attributable to income tax and related items discussed above amounted to a net expense of approximately $69,000, which the Company determined was not material to either the 2010 or 2011 financial statements.

10.          Contingencies

(a)
The Company has guaranteed the lease for Five Star’s New Jersey warehouse, totaling approximately $1,825,000 per year.  On January 15, 2010, the Company completed the sale to Merit of all the issued and outstanding stock of Five Star.  Merit extended the New Jersey warehouse lease, which originally expired in September 2010 through March 2011 at which time the lease expired. Under the terms of the Five Star Stock Purchase Agreement, Merit is responsible for the first $25,000 of repairs and end of lease costs, and the Company is responsible for 75% of the remaining costs.  The Company had been in negotiations with Merit regarding an allocation of financial responsibility for repairs to the New Jersey warehouse and end of lease costs.  However, on May 17, 2011, Merit and its affiliates filed voluntary Chapter 11 petitions in the United States Bankruptcy Court for the District of South Carolina.  As a result of the Chapter 11 filing, and the inability of the parties to come to an agreement on financial responsibility, the landlord drew down on a $128,000 letter of credit previously provided by GP Strategies Corporation (GP Strategies).  GP Strategies had issued the letter of credit to the landlord in exchange for the landlord removing the GP Strategies guarantee for the New Jersey warehouse lease.  As a result of the spin off of the Company from GP Strategies in November 2004, the Company had indemnified GP Strategies for any costs related to their guarantee of the Five Star lease, and therefore the Company reimbursed GP Strategies $128,000.  The Company will file a claim with the bankruptcy court, but based on its initial analysis of the Chapter 11 filings believes it is unlikely that it will recover its claim.  As a result, the Company has expensed an additional $50,000 in the quarter ended June 30, 2011.  Therefore, for the quarter and six months ended June 30, 2011, Company has recorded approximately $50,000 and $135,000 respectively for its estimated share of the costs, which is included in loss from discontinued operations.

In connection with the sale of Five Star, the Company is responsible for all activities necessary to achieve compliance with the Connecticut Transfer Act, including receipt of approval from the Connecticut Department of Environmental Protection (“CTDEP’) and implementation of a remediation plan, if required, with respect to environmental obligations related to Five Star’s Connecticut warehouse. For the six months and quarter ended June 30, 2011, the Company has accrued an additional $40,000 and $0, respectively, for estimated costs associated with completing the Connecticut Transfer Act process with the CTDEP.  Such amount is included in loss from discontinued operations. The Company has satisfied its remediation and environmental obligations with the New Jersey Department of Environmental Protection.

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

Five Star’s results of operations for the six months ended June 20, 2010 have been accounted for as a discontinued operation in the condensed consolidated statements of operations (see Note 2 to the Condensed Consolidated Financial Statements).

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

At the closing of the Five Star Sale (the “Five Star Closing”), (i) the Cash Flow Adjustment reduced the Purchase Price by $5,611,000, (ii) $15,178,000 of the Purchase Price was used to repay the Revolving Indebtedness (including related fees and expenses); (iii) $900,000 of the Purchase Price was placed in escrow - $300,000 of which is held by the Escrow Agent to provide for indemnity payments which we may be required to pay to Merit (the “Indemnity Escrow Deposit”) and $600,000 of which is held by the Escrow Agent to provide for payment of Inventory Adjustments (the “Inventory Escrow Deposit”), and (iv) $970,000 of the Purchase Price was retained by Merit to fund severance payments to employees of Five Star.  $10,465,000 of the Purchase Price was remitted to the Company at the Five Star Closing.

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

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

For the three months ended June 30, 2011, the Company had a loss from continuing operations before income taxes of $438,000 compared to a loss from continuing operations before income taxes of $1,112,000 for the three months ended June 30, 2010.  The reduced operating loss are the result of decrease General and administrative expenses (“G&A”) of $684,000.

General and administrative expenses

For the three months ended June 30, 2011, G&A was $439,000 as compared to $1,123,000 for the three months ended June 30, 2010.  The decreased G&A at the corporate level was primarily due to the following (in thousands):

Increase (decrease)

Consulting services and professional fees incurred in 2010 related to the evaluation of potential acquisition and business development opportunities for the Company (terminated in June 2010)	$(223)

Severance costs related to the Separation Agreement entered into in 2010 between the Company and John Belknap, a former director, officer and employee of the Company	(134)

Reduction in compensation expense related to option grants	(17)

Reduced personnel costs	(114)

Reduced professional fees	(176)

Increased office expense	36

Other	(56)

$(684)

Income taxes

For the three months ended June 30, 2011 and 2010, the Company recognized an income tax expense / (benefit) of $198,000 and $(182,000) from continuing operations, respectively.  This tax expense / (benefit) substantially represents the recording of and adjustments to an expected recovery of Federal income taxes paid in 2009 from the carryback of operating losses from continuing operations incurred in 2010.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

For the six months ended June 30, 2011, the Company had a loss from continuing operations before income taxes of $913,000 compared to a loss from continuing operations before income taxes of $2,537,000 for the six months ended June 30, 2010.  The reduced operating loss is the result of decreased General and administrative expenses (“G&A”) of $1,627,000.

General and administrative expenses

For the six months ended June 30, 2011, G&A was $930,000 as compared to $2,557,000 for the six months ended June 30, 2010.  The reduced G&A of $1,627,000, was primarily due to the following (in thousands).

Increase (decrease)

Consulting services and professional fees incurred in 2010 related to the evaluation of potential acquisition and business development opportunities for the Company (terminated in June 2010)	$(430)

Discrete bonus granted by the Board of Directors in 2010 to the Chairman, Chief Executive Officer and President of the Company for his specific role in the completion of the sale of both the Company’s undeveloped real property located in Pawling, New York and Five Star	(500)

Severance costs related to the Separation Agreement entered into in 2010 between the Company and John Belknap, a former director, officer and employee of the Company	(125)

Reduction in compensation expense related to option grants	(134)

Reduced personnel costs	(214)

Reduced professional fees	(188)

Increased office expense	81

Other	(117)

$(1,627)

Income taxes

For the six months ended June 30, 2011 and 2010, the Company recognized an income tax expense / (benefit) of $200,000 and $(887,000), respectively.  This tax expense / (benefit) substantially represents the recording of and adjustments to an expected recovery of Federal income taxes paid in 2009 from the carryback of operating losses from continuing operations incurred in 2010.

Five Star is currently undergoing an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008.  Five Star is being challenged with regard to the timing of certain tax deductions.  Even though the open issues under audit relate primarily to the timing of deductions (not to the underlying appropriateness of those deductions), the Company has a liability for uncertain tax positions as of June 30, 2011 for approximately $300,000, net, to cover the potential costs, including interest and penalties associated with deductions at issue.  If the Company is not able to successfully defend its position, the resultant effect could be an increase to income tax expense for the year ended December 31, 2007, a decrease to income tax expense for the years ended December 31, 2008 and 2009, and an increase of the Company’s net operating loss carryforward for the year ended December 31, 2010.

The increase in the liability for uncertain tax positions was treated as a discrete item. The tax effect of discrete items are reflected in the periods in which they occur and not reflected in the estimated annual effective tax rate which is used for interim period tax provisions. The Company intends to vigorously defend its position with the Internal Revenue Service.

Financial condition

Liquidity and Capital Resources

 At June 30, 2011, the Company had cash and cash equivalents totaling $27,526,000, which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s general and administrative expenses.

Contractual Obligations and Commitments

 The Company has guaranteed the lease for Five Star’s New Jersey warehouse, totaling approximately $1,825,000 per year.  On January 15, 2010, the Company completed the sale to Merit of all the issued and outstanding stock of Five Star.  Merit extended the New Jersey warehouse lease, which originally expired in September 2010 through March 2011 at which time the lease expired. Under the terms of the Five Star Stock Purchase Agreement, Merit is responsible for the first $25,000 of repairs and end of lease costs, and the Company is responsible for 75% of the remaining costs.  The Company had been in negotiations with Merit regarding an allocation of financial responsibility for repairs to the New Jersey warehouse and end of lease costs.  However, on May 17, 2011, Merit and its affiliates filed voluntary Chapter 11 petitions in the United States Bankruptcy Court for the District of South Carolina.  As a result of the Chapter 11 filing, and the inability of the parties to come to an agreement on financial responsibility, the landlord drew down on a $128,000 letter of credit previously provided by GP Strategies Corporation (GP Strategies).  GP Strategies had issued the letter of credit to the landlord in exchange for the landlord removing the GP Strategies guarantee for the New Jersey warehouse lease.  As a result of the spin off of the Company from GP Strategies in November 2004, the Company had indemnified GP Strategies for any costs related to their guarantee of the Five Star lease, and therefore the Company reimbursed GP Strategies $128,000.  The Company will file a claim with the bankruptcy court, but based on its initial analysis of the Chapter 11 filings believes it is unlikely that it will recover its claim.  As a result, the Company has expensed an additional $50,000 in the quarter ended June 30, 2011.  Therefore, for the quarter and six months ended June 30, 2011, Company has recorded approximately $50,000 and $135,000 respectively for its estimated share of the costs, which is included in Loss from discontinued operations.

In connection with the sale of Five Star, the Company is responsible for all activities necessary to achieve compliance with the Connecticut Transfer Act, including receipt of approval from the Connecticut Department of Environmental Protection (“CTDEP’) and implementation of a remediation plan, if required, with respect to environmental obligations related to Five Star’s Connecticut warehouse. For the six months and quarter ended June 30, 2011, the Company has accrued an additional $40,000 and $0, respectively, for estimated costs associated with completing the Connecticut Transfer Act process with the CTDEP.  Such amount is included in loss from discontinued operations. The Company has satisfied its remediation and environmental obligations with the New Jersey Department of Environmental Protection.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances of Equity Securities

On April 5, 2011, the Company issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), shares of Company common stock to Lawrence G. Schafran, a director of the Company, in payment of his quarterly directors fees.  Mr. Schafran received 2,084 shares of Company common stock.  The aggregate value of the 2,084 shares of Company common stock issued to Mr. Schafran was approximately $3,126 on the date of issuance.  These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

This issuance qualified for exemption from registration under the Securities Act because (i) Mr. Schafran is an accredited investor, (ii) the Company did not engage in any general solicitation or advertising in connection with the issuance, and (iii) Mr. Schafran received restricted securities.

Purchases of Equity Securities

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased, and on March 29, 2011 the Company’s Board of Directors authorized an increase of an additional 1,000,000 shares to be repurchased. At June 30, 2011, the Company had repurchased 1,791,821 shares of its common stock and, a total of 3,208,179 shares remained available for repurchase, which amount includes the additional 1,000,000 shares of common stock authorized.   There were no common stock repurchases made by or on behalf of the Company during the quarter ended June 30, 2011.

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

NATIONAL PATENT DEVELOPMENT CORPORATION

Date: August 9, 2011	/s/ HARVEY P. EISEN
Name: Harvey P. Eisen
Title: Chairman of the Board and Chief Executive Officer

Date: August 9, 2011	/s/ IRA J. SOBOTKO
Name: Ira J. Sobotko
Title: Vice President, Chief Financial Officer