Form 10-Q/A
period 2011-06-30
NATIONAL PATENT DEVELOPMENT CORP
filed 2011-08-18
CIK 1279715

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

Explanatory Note

The purpose of this Amendment No. 1 to National Patent Development Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

101.INS1	**	XBRL Instance Document

101.SCH1	**	XBRL Taxonomy Extension Schema Document

101.CAL1	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF1	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB1	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE1	**	XBRL Taxonomy Extension Presentation Linkbase Document

1 Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

*	Filed as an exhibit to the Original Form 10-Q.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NATIONAL PATENT DEVELOPMENT CORPORATION

Date: August 18 2011	/s/ HARVEY P. EISEN
Name: Harvey P. Eisen
Title: Chairman of the Board and Chief Executive Officer

Date: August 18, 2011	/s/ IRA J. SOBOTKO
Name: Ira J. Sobotko
Title: Vice President, Chief Financial Officer