Form 10-K
period 2011-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 2012-03-02
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $15,293,000.

As of February 22, 2012, 17,585,295 shares of the registrant’s common stock were outstanding.

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2011.

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

Historically, the Company owned a home improvement distribution business through its then wholly-owned subsidiary Five Star Products, Inc. (“Five Star Products”).  The Company with a substantial portion of its assets consisting of cash and cash equivalents, also owned, and continues to own, certain non-strategic assets, primarily consisting of certain real estate and an investment in the optical plastics molding and precision coating businesses of MXL Industries (each as described herein).

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

On March 23, 2009, Indevus filed a Current Report on Form 8-K with the SEC announcing the completion of an Agreement and Plan of Merger with Endo Pharmaceuticals Holdings Inc., a Delaware corporation (“Endo”), and BTB Purchaser Inc., a Delaware corporation and wholly-owned subsidiary of Endo, pursuant to which Endo acquired all of the issued and outstanding shares of the common stock of Indevus (the “Endo Merger”). As a result of the Endo Merger, the Contingent Rights were converted into the right to receive $4.50 per Indevus share of common stock that such former Valera shareholder would have received if FDA approval of the Octreotide implant for the treatment for acromegaly is achieved on or before April 18, 2012 (Octreotide Approval), plus contractual rights to receive up to an additional $3.00 per Indevus share of common stock that such former Valera shareholder would have received in contingent cash consideration payments upon the approval of the  Aveed™ product. The Aveed ™ amount would only be payable to former Valera shareholders if there were Octreotide Approval.  The cash payments upon Octreotide Approval would be approximately $3,100,000 and if Aveed ™ is approved by the FDA, an additional approximately $2,100,000 would be received by the Company.  The Company would recognize an additional gain on the date that the above approvals are achieved.  Two parties related to the Company at the time of the original transaction in which the Company received the Contingent Rights (one of which continues to be a related party) would be entitled to receive a portion of any such cash payments received by the Company (see Note 13 (a)).  In February 2010, Endo filed a current report on Form 8-K with the SEC in which it disclosed that it recorded a non-cash impairment charge due to heightened regulatory uncertainties related to its Aveed™ product, and reduced the corresponding liability for contingent payment due to former Indevus shareholders recorded on its balance sheet due to the decreased probability that Endo will be obligated to make the contingent consideration payments related to Aveed™.

On November 11, 2011, Endo decided to terminate the development of its Octreotide implant for the treatment of acromegaly. The decision was made by Endo after conducting an in-depth review of their research and development activities, including an analysis of research and development priorities, focus and available resources for current and future projects and the commercial potential for the product.  Therefore the Company does not anticipate receiving any contingent cash consideration, since the Aveed™ contingent consideration was contingent upon receiving Octreotide approval.

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

Employees

The Company employed a total of 3 employees as of December 31, 2011, of which 1 was a full-time employee.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

None.

Item 3.  Legal Proceedings.

On or about December 14, 2011, the Official Committee of Unsecured Creditors of TMG Liquidation Corp on behalf of the estates of debtors created as a result of filing under Chapter 11 by Merit filed an adversary proceeding against the Company with the United States Bankruptcy Court for the District of South Carolina, seeking to void the sale of Five Star to Merit.  Management believes the claim is without merit and the Company intends to vigorously defend this matter.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters.

The following table presents the high and low bid and asked prices for the Company’s common stock for 2011 and 2010.  The Company’s common stock, $0.01 par value, is quoted on the OTC Bulletin Board.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Quarter	High	Low

2011	First	$1.60	$1.41
	Second	$1.60	$1.47
	Third	$1.65	$1.45
	Fourth	$1.90	$1.30

2010	First	$1.60	$1.20
	Second	$1.60	$1.33
	Third	$1.50	$1.25
	Fourth	$1.64	$1.33

The number of stockholders of record of the Company’s common stock as of February 21, 2012 was 956 and the closing price on the OTC Bulletin Board of such common stock on that date was $1.95 per share.

The Company did not declare or pay any cash dividends on its common stock in 2011 or 2010. The Company currently intends to retain future earnings to finance the growth and development of its business and does not intend to pay cash dividends in the foreseeable future.

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

On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 shares, or approximately 11% of the Company’s then-outstanding shares of common stock, to the Company’s stock repurchase program and on March 29, 2011 the Company’s Board of Directors authorized an increase of an additional 1,000,000 shares to be repurchased.

There were no common stock repurchases made by or on behalf of the Company during the year ended December 31, 2011. At December 31, 2011 a total of 3,208,179 shares of common stock remained available for purchase.

Item 6.  Selected Financial Data.

Not required.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Overview

On January 15, 2010, we completed the Five Star Sale, in which we sold to Merit all of the issued and outstanding shares of Five Star stock for cash pursuant to the terms and subject to the conditions of the Five Star Stock Purchase Agreement (see Note 3 to the Consolidated Financial Statements).  See “Item 1. Business – General Development of Business”.

Five Star’s results of operations for the year ended December 31, 2011 has been accounted for as a discontinued operation in the consolidated statements of operations. (see Note 2 to the Consolidated Financial Statements).  .

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

Five Star Leases

The Company had guaranteed the lease for Five Star’s New Jersey warehouse.  On January 15, 2010, the Company completed the sale to Merit of all the issued and outstanding stock of Five Star.  Merit extended the New Jersey warehouse lease, which originally expired in September 2010 through March 2011 at which time the lease expired. Under the terms of the Five Star Stock Purchase Agreement, Merit is responsible for the first $25,000 of repairs and end of lease costs, and the Company is responsible for 75% of the remaining costs.  The Company had been in negotiations with Merit regarding an allocation of financial responsibility for repairs to the New Jersey warehouse and end of lease costs.  However, on May 17, 2011, Merit and its affiliates filed voluntary Chapter 11 petitions in the United States Bankruptcy Court for the District of South Carolina.  As a result of the Chapter 11 filing, and the inability of the parties to come to an agreement on financial responsibility, the landlord drew down on a $128,000 letter of credit previously provided by GP Strategies Corporation (GP Strategies).  GP Strategies had issued the letter of credit to the landlord in exchange for the landlord removing the GP Strategies guarantee for the New Jersey warehouse lease.  As a result of the spin off of the Company from GP Strategies in November 2004, the Company had indemnified GP Strategies for any costs related to their guarantee of the Five Star lease, and therefore the Company reimbursed GP Strategies $128,000.  The Company filed a claim with the bankruptcy court, but based on its initial analysis of the Chapter 11 filings believes it is unlikely that it will recover its claim.  For the year ended December 31, 2011, Company has recorded approximately $135,000 for its estimated share of the costs, which is included in Loss from discontinued operations.

In connection with the sale of Five Star, the Company is responsible for all activities necessary to achieve compliance with the Connecticut Transfer Act, including receipt of approval from the Connecticut Department of Environmental Protection (“CTDEP’) and implementation of a remediation plan, if required, with respect to environmental obligations related to Five Star’s Connecticut warehouse. For the year ended December 31, 2011, the Company has accrued an additional $40,000 for estimated costs associated with completing the Connecticut Transfer Act process with the CTDEP.  Such amount is included in loss from discontinued operations. The Company has satisfied its remediation and environmental obligations with the New Jersey Department of Environmental Protection.

 Other Assets

The Company owns certain non-strategic assets, including an investment in MXL Operations Inc. (MXL), certain contingent stock rights in products under development by Endo and interests in land and flowage rights in undeveloped property in Killingly, Connecticut.  The Company has a $275,000 investment and a 19.9% interest in MXL.

On March 23, 2009, Indevus filed a Current Report on Form 8-K with the SEC announcing the completion of an Agreement and Plan of Merger with Endo Pharmaceuticals Holdings Inc., a Delaware corporation (“Endo”), and BTB Purchaser Inc., a Delaware corporation and wholly-owned subsidiary of Endo, pursuant to which Endo acquired all of the issued and outstanding shares of the common stock of Indevus (the “Endo Merger”). Notwithstanding the consummation of such transaction, the Company retains rights to receive certain cash payments based on FDA approval of certain drug applications. If FDA approval of the Octreotide implant for the treatment for acromegaly is achieved on or before April 18, 2012, the Company would receive approximately $3,100,000 and if Aveed™ is approved by the FDA, an additional approximately $2,100,000 would be received by the Company.   The Aveed™ amount would only be payable to the Company and former Valera shareholders if there were Octreotide Approval.

On November 11, 2011, Endo decided to terminate the development of its Octreotide implant for the treatment of acromegaly. The decision was made by Endo after conducting an in-depth review of their research and development activities, including an analysis of research and development priorities, focus and available resources for current and future projects and the commercial potential for the product.  Therefore the Company does not anticipate receiving any contingent cash consideration, since the Aveed™ contingent consideration was contingent upon receiving Octreotide approval.  See “Item 1. Business- Endo Pharmaceuticals” and Note 6 to the Consolidated Financial Statements.

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

Certain of our accounting policies require higher degrees of judgment than others in their application.  These include stock based compensation and accounting for income taxes which are summarized below.

Cash and cash equivalents

Cash equivalents consist of investments in Treasury money market funds.

Investments

The Company holds 19.9% equity investments in certain privately-held companies which acquired the assets of its former subsidiary, which was engaged in the plastic molding and precision coating businesses. The investments are included in other assets and accounted for at cost of $275,000 under ASC 325, Investments- Other. The Company monitors these investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records impairments in carrying values when necessary.

Fair value of financial instruments.

The carrying value of cash and cash equivalents and accounts payable approximate estimated fair values because of short maturities.

Cash equivalents are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Employees’ stock based compensation.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The valuation provisions of ASC 718 apply to new grants and to grants that were outstanding as of the effective date of ASC 718 and are subsequently modified. See Note 10 to the Consolidated Financial Statements for further information regarding our stock-based compensation assumptions and expense.

Income taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are based on the “more likely than not” criteria.

The accounting for uncertain tax positions requires that we recognize the financial statement benefit of a tax position only after determining that the Company would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Year ended December 31, 2011 compared to the year ended December 31, 2010

On January 15, 2010, the Company completed the sale of all the issued and outstanding stock of Five Star under the Stock Purchase Agreement between the Company and Merit dated November 24, 2009 and the results for Five Star have been treated as a discontinued operation.

For the year ended December 31, 2011, the Company had a loss from continuing operations before income taxes of $1,794,000 compared to a loss from continuing operations before income taxes of $3,374,000 for the year ended December 31, 2010.  The reduced loss from operations is the result of reduced General and administrative expenses (“G&A”) of $1,584,000.

General and administrative expenses

For the year ended December 31, 2011, G&A was $1,812,000 as compared to $3,396,000 for the year ended December 31, 2010.  The decreased G&A of $1,584,000 was primarily due to the following (in thousands):

Increase (decrease)

Consulting services and professional fees incurred in 2010 related to the evaluation of potential acquisition and business development opportunities for the Company (terminated in June 2010)	$(388)

Professional fees incurred in 2011 associated with potential acquisitions	147

Discrete bonus granted by the Board of Directors in 2010 to the Chairman, Chief Executive Officer and President of the Company for his specific role in the completion of the sale of both the Company’s undeveloped real property located in Pawling, New York and Five Star	(500)

Severance costs related to the Separation Agreement entered into in 2010 between the Company and John Belknap, a former director, officer and employee of the Company	(143)

Reduction in compensation expense related to option grants	(140)

Reduced personnel costs	(262)

Reduced professional fees	(226)

Increased office expense	64

Other	(136)

$(1,584)

Income taxes

For the year ended December 31, 2010, the Company recorded an income tax (benefit) from continuing operations of $(1,006,000), which substantially represented a potential recovery of Federal income tax paid in respect of 2009, as a result of a net operating loss carryback attributable to the loss from continuing operations in the year ended December 31, 2010.

For the year ended December 31, 2011, the income tax expense related to continuing operations of $257,000 substantially represents an approximately $190,000 correction of the tax benefit recorded in the year ended December 31, 2010 attributable to alternative minimum tax implications related to the net operating loss carryback.

Five Star is currently undergoing an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008 and is being challenged with respect to the timing of certain tax deductions.  As a result, a liability for uncertain tax positions was provided in the year ended December 31, 2010 and charged to discontinued operations. As of December 31, 2011, the liability related to Five Star included in the accompanying consolidated balance sheet amounted to approximately $313,000 for potential federal and state tax deficiencies and related interest, of which approximately $213,000 related to additional tax and approximately $100,000 related to interest. For the year ended December 31, 2011 an income tax benefit of approximately $100,000 together with a reduction of related interest and penalties of approximately $8,000 and $15,000, respectively, was credited to discontinued operations, representing a correction of the amounts recorded in 2010, due to a computation error. In addition, approximately $40,000 related to remaining penalties charged to other expense within loss from discontinued operations in 2010 were reduced to zero in 2011 based on the notice of deficiency received from the Internal Revenue Service in 2011. The Company intends to vigorously defend Five Star’s position with the Internal Revenue Service. The deficiency notice was issued on April 25, 2011. On May 17, 2011, Five Star Products Inc. and its subsidiary Five Star Group Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy code. On December 16, 2011, the Plan of Reorganization of TMG Liquidation Corp., Five Star Products Inc.’s parent corporation, was approved by the Bankruptcy Court.  Under the Plan of Reorganization, the Internal Revenue Service is authorized to pursue the Plan Administrator, who is authorized to defend the deficiency letter  issued to Five Star Products, Inc.

During the year ended December 31, 2011, New York State began examining the Company’s 2008 through 2010 tax returns.  As a result of the examination, a liability for uncertain tax positions in the amount of $18,000 was provided and charged to continuing operations to account for a potential change to the Company’s capital base tax for the 2010 tax year.  Additionally, during the year ended December 31, 2011, the Internal Revenue Service began examining the Company’s 2009 U.S. federal tax return. The Company does not anticipate any material impact to the financial statements due to these examinations.

For the year ended December 31, 2010, income tax expense of $877,000 charged to discontinued operations was due to the tax referred to above and the write-off of the deferred tax asset at December 31, 2009 attributable to the reversal of deductible temporary differences related to assets and liabilities held for sale at such date.

The effect of error corrections attributable to income tax and related items discussed above amounted to a net expense of approximately $67,000, which the Company determined was not material to either the 2010 or 2011 financial statements.

Financial condition, liquidity and capital resources

Liquidity and Capital Resources

At December 31, 2011, the Company had cash and cash equivalents totaling $27,247,000, which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s general and administrative expenses.

Contractual Obligations and Commitments

The Company had guaranteed the lease for Five Star’s New Jersey warehouse.  On January 15, 2010, the Company completed the sale to Merit of all the issued and outstanding stock of Five Star.  Merit extended the New Jersey warehouse lease, which originally expired in September 2010 through March 2011 at which time the lease expired. Under the terms of the Five Star Stock Purchase Agreement, Merit is responsible for the first $25,000 of repairs and end of lease costs, and the Company is responsible for 75% of the remaining costs.  The Company had been in negotiations with Merit regarding an allocation of financial responsibility for repairs to the New Jersey warehouse and end of lease costs.  However, on May 17, 2011, Merit and its affiliates filed voluntary Chapter 11 petitions in the United States Bankruptcy Court for the District of South Carolina.  As a result of the Chapter 11 filing, and the inability of the parties to come to an agreement on financial responsibility, the landlord drew down on a $128,000 letter of credit previously provided by GP Strategies Corporation (GP Strategies).  GP Strategies had issued the letter of credit to the landlord in exchange for the landlord removing the GP Strategies guarantee for the New Jersey warehouse lease.  As a result of the spin off of the Company from GP Strategies in November 2004, the Company had indemnified GP Strategies for any costs related to their guarantee of the Five Star lease, and therefore the Company reimbursed GP Strategies $128,000.  The Company filed a claim with the bankruptcy court, but based on its initial analysis of the Chapter 11 filings believes it is unlikely that it will recover its claim.  For the year ended December 31, 2011, the Company has recorded approximately $135,000 for its estimated share of the costs, which is included in Loss from discontinued operations.

In connection with the sale of Five Star, the Company is responsible for all activities necessary to achieve compliance with the Connecticut Transfer Act, including receipt of approval from the Connecticut Department of Environmental Protection (“CTDEP’) and implementation of a remediation plan, if required, with respect to environmental obligations related to Five Star’s Connecticut warehouse. For the year ended December 31, 2011, the Company has accrued an additional $40,000 for estimated costs associated with completing the Connecticut Transfer Act process with the CTDEP.  Such amount is included in loss from discontinued operations. The Company has satisfied its remediation and environmental obligations with the New Jersey Department of Environmental Protection.

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

We have audited the accompanying consolidated balance sheets of National Patent Development Corporation (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive loss, cash flows and changes in stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Patent Development Corporation as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, on January 15, 2010, the Company completed the sale of Five Star Group, Inc., its remaining operating subsidiary and is actively continuing its efforts to acquire interests in one or more operating businesses.

EisnerAmper LLP
New York, New York
March 1, 2012

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	December 31,
	2011	2010

General and administrative expenses	$(1,812)	$(3,396)

Operating loss	(1,812)	(3,396)

Investment and other income, net	18	22

Loss from continuing operations before income taxes	(1,794)	(3,374)

Income tax (expense) benefit	(257)	1,006

Loss from continuing operations	(2,051)	(2,368)

Loss from discontinued operations, net of taxes	(38)	(946)

Net loss	$(2,089)	$(3,314)

Basic and diluted net loss per share
Continuing operations	$(0.12)	$(0.14)
Discontinued operations	-	(0.05)
Net loss	$(0. 12)	$(0. 19)

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2011	2010

Net loss	$(2,089)	$(3,314)
Other comprehensive income, before tax:
Reclassification of loss on interest rate swap to loss from discontinued operations	-	803
Comprehensive loss before tax	(2,089)	(2,511)
Reclassification of deferred tax benefit related to loss on interest rate swap to loss from discontinued operations	-	(321)
Comprehensive loss	$(2,089)	$(2,832)

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$27,247	$28,074
Refundable and prepaid income taxes	51	755
Prepaid expenses and other current assets	77	377
Total current assets	27,375	29,206
Furniture and fixtures, at cost, net of accumulated depreciation of $58 and $52	-	6
Undeveloped property, at cost	355	355
Other assets	275	375
Total assets	$28,005	$29,942

Liabilities and stockholders’ equity
Current liabilities
Income taxes payable	$331	$434
Accounts payable and accrued expenses	409	255
Total current liabilities	740	689

Commitments and contingencies (Notes 6 and 12)

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; issued none	-	-
Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 18,148,710 shares in 2011 and 18,140,660 shares in 2010, outstanding 17,583,641 shares in 2011 and 17,575,591 shares in 2010	181	181
Additional paid-in capital	29,928	29,827
Retained earnings(deficit)	(1,485)	604
Treasury stock, at cost (565,069 shares in 2011 and 2010)	(1,359)	(1,359)
Total stockholders’ equity	27,265	29,253
Total liabilities and stockholders’ equity	$28,005	$29,942

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2011	2010
Cash flows from operating activities:

Net loss	$(2,089)	$(3,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	12
Loss on interest rate swap	-	803
Stock based compensation, including issuance of common stock to directors	101	253
Gain on sale of Five Star	-	(2,405)
Deferred income taxes	-	346
Changes in other operating items:
Refundable and prepaid income tax	704	(755)
Income taxes payable	(103)	(530)
Prepaid expenses and other current assets	-	17
Accounts payable and accrued expenses	154	(1,064)
Net cash used in operating activities	(1,227)	(6,637)

Cash flows from investing activities:
Cash held in escrow	300	(300)
Net proceeds from sale of Five Star, net of $1 cash of discontinued operation	-	26,463 (a)
Other	100	-
Net cash provided by investing activities	400	26,163

Cash flows from financing activities:
Proceeds from short-term borrowings	-	285
Purchase of treasury stock	-	(1)
Repayment of short-term borrowings	-	(14,804)
Net cash used in financing activities	-	(14,520)

Net (decrease) increase in cash and cash equivalents	(827)	5,006
Cash and cash equivalents at beginning of period	28,074	23,068 (b)
Cash and cash equivalents at end of period	$27,247	$28,074

(a) Includes $14,804 used to repay short-term borrowings simultaneously with closing of sale and $1,344 withheld by the buyer to pay severance and bank fees and $300 cash held in escrow
(b) Includes $62 included in assets held for sale

Supplemental disclosures of cash flow information:

Cash paid (refund received) during the period for:
Interest	$-	$31
Income taxes	(491)	866

See accompanying notes to consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2011 AND 2010

(in thousands, except share data)

	Common stock		Additional paid-in	Retained earnings	Treasury stock, at	Accumulated other comprehensive	Total Stock- holders’
	shares	amount	capital	(deficit)	cost	loss	equity

Balance at December 31, 2009	18,125,809	$181	$29,574	$3,918	$(1,358)	$(482)	$31,833
Reclassification of loss on interest rate swap to loss from discontinued operations	-	-	-	-	-	803	803
Reclassification of deferred tax benefit related to loss on interest rate swap to loss from discontinued operations	-	-	-	-	-	(321)	(321)
Net loss	-	-	-	(3,314)	-	-	(3,314)
Repurchase of 500 shares of common stock	-	-	-	-	(1)	-	(1)
Stock based compensation expense	-	-	229	-	-	-	229
Issuance of common stock to directors	14,851	-	24	-	-	-	24
Balance at December 31, 2010	18,140,660	181	29,827	604	(1,359)	-	29,253
Net loss	-	-	-	(2,089)	-	-	(2,089)
Equity based compensation expense	-	-	89	-	-	-	89
Issuance of common stock to directors	8,148	-	12	-	-	-	12
Other	(98)	-	-	-	-	-	-
Balance at December 31, 2011	18,148,710	$181	$29,928	$(1,485)	$(1,359)	$-	$27,265

See accompanying notes to consolidated financial statements

NATIONAL PATENT DEVELOPMENT CORPORATION
Notes to Consolidated Financial Statements

1.           Description of activities

On January 15, 2010, after approval of its stockholders on January 14, 2010, National Patent Development Corporation (the “Company” or “National Patent”) completed the sale to The  Merit Group, Inc. (“Merit”) of all of the issued and outstanding stock of National Patent’s wholly-owned subsidiary, Five Star Products, Inc., the holding company and sole stockholder of  Five Star Group, Inc.,  for cash pursuant to the terms and subject to the conditions of an agreement dated as of November 24, 2009 (the “Five Star Sale”, see Note 3).   As used herein, references to “Five Star” refer to Five Star Products Inc. or Five Star Group Inc., or both, as the context requires.

Upon the consummation of the Five Star Sale, the Company became a “shell company”, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

Prior to consummation of the Five Star Sale, the Company’s Board of Directors believed that, although the Company was not engaged primarily in the business of investing, reinvesting or trading in securities, and did not hold itself out as being primarily engaged in those activities, the Company could, upon consummation of the Five Star Sale, fall within the technical definition of “investment company” under Section 3(a)(1) of the Investment Company Act of 1940, as amended (the “Investment Company Act”).  After the Five Star Sale, the Company’s Board of Directors has re-evaluated the characterization and valuation of its assets for purposes of the applicable definitions of the Investment Company Act and has concluded that the Company does not fall within the technical definition of “investment company” because the “investment securities” it holds constitute less than 40% of its total assets (exclusive of government securities and cash and certain cash equivalents).  Accordingly, the Company was not required to take any affirmative steps, including developing or acquiring interests in one or more operating businesses prior to January 15, 2011, in order to avoid becoming an “investment company” for purposes of the Investment Company Act.  However, the Company is actively continuing its efforts to acquire interests in one or more operating businesses on terms that the Company’s Board of Directors determines to be in the best interest of the Company and its stockholders.

Until such time as the liquid assets of the Company are so deployed into operating businesses, National Patent intends to continue to invest such assets in high-grade, short-term investments (such as cash equivalents) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation.

2.           Discontinued Operation

Operations in 2010 and expenses and taxes in 2011 related to Five Star, have been accounted for as a discontinued operation in the accompanying consolidated statements of operations.

For the years ended December 31, 2011 and 2010 the components of loss from discontinued operations were as follows (in thousands):

	Year Ended
	December 31,
	2011	2010

Sales	$-	$2,635
Cost of sales	-	2,294
Gross margin		341

Selling, general and administrative expenses	175	423
Severance payments	-	1,062
Fees and expenses related to repayment of debt	-	374
Loss on interest rate swap	-	803

Operating loss	(175)	(2,321)

Interest expense	(18)	(100)
Other income (expense)	55	(53)

Loss from discontinued operation before items shown below	(138)	(2,474)
Gain on sale of Five Star	-	2,405
Loss before income tax expense	(138)	(69)

Income tax benefit (expense), including deferred tax expense of $346 in 2010	100	(877)

Loss from discontinued operations	$(38)	$(946)

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

The gain on the sale of Five Star, after giving effect to the Settlement Agreement, amounted to $2,405,000, net of transaction costs, and is included in Loss from discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2010.

During the year ended December 31, 2011, the Company recorded in discontinued operations the following items: an additional $18,000 of interest expense, reduction of $55,000 of penalties and a $100,000 tax benefit related to Five Star’s current Internal Revenue Service examination (see Note 8). In addition, the Company recorded $175,000 for estimated costs related to certain end of lease obligations at Five Star’s East Hanover, New Jersey warehouse and certain environmental compliance issues at Five Star’s Newington Connecticut warehouse (see Note 12(a)).

Five Star’s assets sold and liabilities assumed, and gain on sale which has been reduced for estimated potential expenses which may be incurred under state environmental laws, discussed above were as follows (in thousands):

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

Cash and cash equivalents

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase.  Cash equivalents, which are carried at cost plus accrued interest, which approximates fair value, consist of an investment in a money market fund which invests in treasury bills and amounted to approximately $27,152,000 and $27,900,000 at December 31, 2011 and 2010, respectively.

Cash equivalents are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Investments

The Company holds 19.9% equity investments in certain privately-held companies which acquired the assets of its former subsidiary, which was engaged in the plastic molding and precision coating businesses. These investments are included in other assets and accounted for at cost of $275,000. The Company monitors these investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records impairments in carrying values when necessary.

Basic and diluted loss per share

Basic and diluted loss per share for the years ended December 31, 2011 and 2010, respectively, is calculated based on 17,580,000 and 17,569,000 weighted average outstanding shares of common stock.  Options for 3,300,000 and 3,250,000 shares of common stock were not included in the diluted computation in 2011 and 2010, respectively, as their effect would be anti-dilutive since the Company has losses from continuing operations for both years.

Employees’ stock based compensation.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. See Note 10 for further information regarding our stock-based compensation assumptions and expense.

Income taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The accounting for uncertain tax positions guidance requires that the Company recognize the financial statement benefit of a tax position only after determining that the Company would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties on uncertain tax positions as interest and other expenses, respectively.

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

5.           Comprehensive loss

Effective June 30, 2008, Five Star entered into an interest rate swap to manage exposures resulting from fluctuations in interest rates on its short-term borrowings with Bank of America, which was designated as a cash flow hedge.  Cumulative losses on the hedge were included in accumulated other comprehensive loss net of related tax benefit. Any ineffective portion of the hedge was recognized in earnings. Under the interest rate swap arrangement, effective June 30, 2008 and until June 30, 2011, Five Star was to pay a fixed interest rate of 3.62% to Bank of America on notional principal of $20,000,000.  In return, Bank of America was to pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount.   The interest rate swap was being recognized in the balance sheet at fair value. Changes in the fair value of the interest rate swap were recognized in other comprehensive income.

In connection with the sale of Five Star, the outstanding balance of the bank loan of $14,804,000, including accrued interest, was fully repaid to Bank of America from the sale proceeds (see Note 2). Accordingly, the $803,000 unrecognized loss on the interest rate swap together with the $321,000 related tax benefit was reclassified from accumulated other comprehensive loss to loss from discontinued operations during the year ended December 31, 2010.

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

On March 23, 2009, Indevus filed a Current Report on Form 8-K with the SEC announcing the completion of an Agreement and Plan of Merger with Endo Pharmaceuticals Holdings Inc., a Delaware corporation (“Endo”), and BTB Purchaser Inc., a Delaware corporation and wholly-owned subsidiary of Endo, pursuant to which Endo acquired all of the issued and outstanding shares of the common stock of Indevus (the “Endo Merger”). As a result of the Endo Merger, the Contingent Rights were converted into the right to receive $4.50 per Indevus share of common stock that such former Valera shareholder would have received if FDA approval of the Octreotide implant for the treatment for acromegaly is achieved on or before April 18, 2012 (Octreotide Approval), plus contractual rights to receive up to an additional $3.00 per Indevus share of common stock that such former Valera shareholder would have received in contingent cash consideration payments upon the approval of the  Aveed™  product. The Aveed™ amount would only be payable to former Valera shareholders if there were Octreotide Approval.  The cash payments upon Octreotide Approval would be approximately $3,100,000 and if Aveed™ is approved by the FDA, an additional approximately $2,100,000 would be received by the Company.  The Company would recognize an additional gain on the date that the above approvals are achieved.  Two parties related to the Company at the time of the original transaction in which the Company received the Contingent Rights (one of which continues to be a related party) would be entitled to receive a portion of any such cash payments received by the Company (see Note 13 (a)).

On November 11, 2011, Endo announced that it had decided to terminate the development of its Octreotide implant for the treatment of acromegaly. The decision was made by Endo after conducting an in-depth review of their research and development activities, including an analysis of research and development priorities, focus and available resources for current and future projects and the commercial potential for the product.   Therefore the Company does not anticipate receiving any contingent cash consideration, since the Aveed™ contingent consideration was contingent upon receiving Octreotide approval.

7.           Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2011	2010

Accrued professional fees	$275	$117
Other	134	138
	$409	$255

8.           Income taxes

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2011	2010
Continuing operations:
Current
Federal	$225	$(667)
State and local	32	(339)
Total current	257	(1,006)
Deferred
Federal	-	-
State and local	-	-
Total deferred	-	-
Total income tax expense (benefit)	$257	$(1,006)

Discontinued operations:
Current
Federal	$(100)	$531
State and local	-	-
Total current	(100)	531
Deferred	-
Federal	-	346
State and local	-	-
Total deferred	-	346
Total income tax expense (benefit)	$(100)	$877

The difference between the benefit for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) from continuing operations is as follows:

	Year ended December 31,
	2011	2010
Federal income tax rate	(34.0)%	(34.0)%
State income tax (net of federal effect)	1.2	(6.6)
Change in State deferred taxes	(4.5)	(4.6)
Change in valuation allowance	39.2	15.1
Carryback adjustment	10.4	-
Other	2.0	0.3
Effective tax rate	14.3%	(29.8)%

The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities from continuing operations are summarized as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$1,983	$1,450
Equity-based compensation	1,109	1,085
Tax credit carryforwards	148	-
Accrued liabilities & other	38	25
Gross deferred tax assets	3,278	2,560
Less: valuation allowance	(3,278)	(2,560)
Deferred tax assets after valuation allowance	$-	$-

As of December 31, 2011, the Company has a federal net operating loss carryforward of approximately $4.7 million, which expires in 2030 and 2031 and various State and local net operating loss carryforwards ranging from approximately $6.9 million to $8.6 million, which begins to expire between 2016 and 2030.

A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance increased by approximately $718,000 and $919,000 respectively, during the years ended December 31, 2011 and 2010 due to increases of net operating loss carryforwards and other deferred tax assets.

For the year ended December 31, 2010, the Company recorded an income tax (benefit) from continuing operations of $(1,006,000), which substantially represented a potential recovery of Federal income tax paid in respect of 2009, as a result of a net operating loss carryback attributable to the loss from continuing operations in the year ended December 31, 2010. For the year ended December 31, 2011, the income tax expense related to continuing operations of $257,000 substantially represents an approximately $190,000 correction of the tax benefit recorded in the year ended December 31, 2010 attributable to alternative minimum tax implications related to the net operating loss carryback.

Five Star is currently undergoing an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008 and is being challenged with respect to the timing of certain tax deductions.  As a result, a liability for uncertain tax positions was provided in the year ended December 31, 2010 and charged to discontinued operations. As of December 31, 2011, the liability related to Five Star included in the accompanying  consolidated balance sheet amounted to approximately $313,000 for potential federal and state tax deficiencies and related interest, of which approximately $213,000 related to additional tax and approximately $100,000 related to interest. For the year ended December 31, 2011 an income tax benefit of approximately $100,000 together with a reduction of related interest and penalties of approximately $8,000 and $15,000, respectively, was credited to discontinued operations, representing a correction of the amounts recorded in 2010, due to a computation error. In addition, approximately $40,000 related to remaining penalties charged to other expense within loss from discontinued operations in 2010 were reduced to zero in 2011 based on the notice of deficiency received from the Internal Revenue Service in 2011. The Company intends to vigorously defend Five Star’s position with the Internal Revenue Service. The deficiency notice was issued on April 25, 2011. On May 17, 2011, Five Star Products Inc. and its subsidiary Five Star Group Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy code. On December 16, 2011, the Plan of Reorganization of TMG Liquidation Corp., Five Star Products Inc.’s parent corporation, was approved by the Bankruptcy Court.  Under the Plan of Reorganization, the Internal Revenue Service is authorized to pursue the Plan Administrator, who is authorized to defend the deficiency letter  issued to Five Star Products, Inc.

Pursuant to the Five Star Stock Purchase Agreement, the Company and Merit agreed to jointly make an election under Section 338 (h) (10) of the Internal Revenue Code to treat the sale of the Five Star stock as a sale of the Five Star assets and liabilities. For the year ended December 31, 2010, income tax expense of $877,000 charged to discontinued operations was due to the tax for uncertain tax positions referred to above and the write-off of the deferred tax asset at December 31, 2009 attributable to the reversal of deductible temporary differences related to Five Star’s assets and liabilities held for sale at such date.

The effect of error corrections attributable to income tax and related items discussed above amounted to a net expense of approximately $67,000, which the Company determined was not material to either the 2010 or 2011 financial statements.

The Company files a consolidated federal income tax return with its subsidiaries. Prior to July 2008, Five Star was less than 80% owned by the Company and filed its own consolidated federal return with its holding company parent. The Company and Five Star filed separate state and local tax returns.  For federal income tax purposes, the 2008 through 2011 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, the 2007 through 2011 tax years remain open for examination by the tax authorities under a four year statute of limitations.

During the year ended December 31, 2011, New York State began examining the Company’s 2008 through 2010 tax returns.  As a result of the examination, a liability for uncertain tax positions in the amount of $18,000 was provided and charged to continuing operations to account for a potential change to the Company’s capital base tax for the 2010 tax year.  Additionally, during the year ended December 31, 2011, the Internal Revenue Service began examining the Company’s 2009 U.S. federal tax return. The Company does not anticipate any material impact to the financial statements due to these examinations.

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2011 and 2010 follows (in thousands):

	Unrecognized
	Tax Benefits

	2011	2010

Balance January 1,	$531	$-
Additions for prior year tax positions	18	531
Reductions for prior year positions	(100)	-

Balance December 31,	$449	$531

As of December 31, 2011, to reflect the increase in the Company’s net operating loss carry forward related to the future deductibility of tax deductions which gave rise to the unrecognized tax benefit, the Company recognized deferred tax assets in respect of the above unrecognized tax benefits, which are fully reserved for. If and when such unrecognized tax benefits are realized, the Company's effective tax rate would be affected.

9.           Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased, and on March 29, 2011 the Company’s Board of Directors authorized an increase of an additional 1,000,000 shares to be repurchased. At December 31, 2011 and 2010, the Company had repurchased 1,791,821 shares of its common stock and a total of 3,208,179 and 2,208,179 shares, respectively, remained available for repurchase.  In the year ended December 31, 2010, the Company repurchased 500 shares of common stock for $665.   There were no common stock repurchases made by or on behalf of the Company during the year ended December 31, 2011.

10.           Incentive stock plans and stock based compensation

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

The Company recorded compensation expense related to option grants of $89,000 and $229,000 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 the number of shares reserved and available for award under the 2007 NPDC Plan is 7,000,000 and under the 2003 Plan Amendment is 700,000.

Information with respect to the Company’s stock options for 2010 and 2011 is presented below.

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	3,350,000	$2.49	6.9	$0*
Options granted	550,000	$1.33
Options cancelled	(650,000)	$2.28
Options outstanding at December 31, 2010	3,250,000	$2.31	6.9	$0*

Options granted	50,000	$1.50	10
Options outstanding at December 31, 2011	3,300,000	$2.29	5.9	$258,000	*
Options exercisable at December 31, 2011	2,800,000	$2.40	5.3	$79,000	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

As of December 31, 2011, there was $120,000 of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 1.6 years.

11.           Other benefit plan

The Company maintains a 401(k) Savings Plan (the “Plan”), for full time employees who have completed at least one hour of service coincident with the first day of each month. The Plan permits pre-tax contributions by participants. The Company matched up to 50% of the participants’ first 7% of compensation contributed. The Company also matched participants’ contributions in shares of Company common stock through August 28, 2008, and subsequent to that date, matched in cash, which totaled $12,000 and $9,000 in 2011 and 2010, respectively.

12.           Commitments and Contingencies

(a)
The Company had guaranteed the lease for Five Star’s New Jersey warehouse.  On January 15, 2010, the Company completed the sale to Merit of all the issued and outstanding stock of Five Star.  Merit extended the New Jersey warehouse lease, which originally expired in September 2010 through March 2011 at which time the lease expired. Under the terms of the Five Star Stock Purchase Agreement, Merit is responsible for the first $25,000 of repairs and end of lease costs, and the Company is responsible for 75% of the remaining costs.  The Company had been in negotiations with Merit regarding an allocation of financial responsibility for repairs to the New Jersey warehouse and end of lease costs.  However, on May 17, 2011, Merit and its affiliates filed voluntary Chapter 11 petitions in the United States Bankruptcy Court for the District of South Carolina.  As a result of the Chapter 11 filing, and the inability of the parties to come to an agreement on financial responsibility, the landlord drew down on a $128,000 letter of credit previously provided by GP Strategies Corporation (GP Strategies).  GP Strategies had issued the letter of credit to the landlord in exchange for the landlord removing the GP Strategies guarantee for the New Jersey warehouse lease.  As a result of the spin off of the Company from GP Strategies in November 2004, the Company had indemnified GP Strategies for any costs related to their guarantee of the Five Star lease, and therefore the Company reimbursed GP Strategies $128,000.  The Company has filed a claim with the bankruptcy court, but based on its initial analysis of the Chapter 11 filings believes it is unlikely that it will recover its claim.   Therefore, for the year ended December 31, 2011, Company has recorded approximately $135,000 for its estimated share of the costs, which is included in loss from discontinued operations the year ended December 31, 2011.

In connection with the sale of Five Star, the Company is responsible for all activities necessary to achieve compliance with the Connecticut Transfer Act, including receipt of approval from the Connecticut Department of Environmental Protection (“CTDEP’) and implementation of a remediation plan, if required, with respect to environmental obligations related to Five Star’s Connecticut warehouse. For the year ended December 31, 2011, the Company has accrued an additional $40,000, for estimated costs associated with completing the Connecticut Transfer Act process with the CTDEP.  Such amount is included in loss from discontinued operations. The Company has satisfied its remediation and environmental obligations with the New Jersey Department of Environmental Protection.

(b)
In connection with its investment in undeveloped property, the Company has certain ownership interests in several dams and related reservoirs located in the State of Connecticut.  Under relevant Connecticut law, the Company is responsible for maintaining the safety of these dams.  In 2007, the Company was notified by certain landowners adjoining one of the reservoirs that the water level in the reservoir has decreased; allegedly causing harm to such landowners.  The Company does not presently know the cause of the decrease in water level.  Further, the Company cannot presently determine the extent of its legal liability, if any, with respect to the landowners.  The Company has not received any claims with respect to any of the other reservoirs.  The Company cannot reasonably estimate at this time the costs which may be incurred with respect to this matter in the future, however the Company has no reason to believe that such costs could be material.  No amounts have been provided for this matter in the accompanying financial statements.

(c)
On or about December 14, 2011, the Official Committee of Unsecured Creditors of TMG Liquidation Corp on behalf of the estates of debtors created as a result of filing under Chapter 11 by Merit filed an adversary proceeding against the Company with the United States Bankruptcy Court for the District of South Carolina, seeking to void the sale of Five Star to Merit.  Management believes the claim is without merit and the Company intends to vigorously defend this matter.

13.	Related party transactions

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

As a result of the consummation of the merger between Indevus and Endo in 2009, the Company has a contingent right to receive from Endo certain cash payments. The two related parties would receive the following portions of the Company’s cash payments upon the occurrence of the following events: (i) $303,000 upon FDA approval of Octreotide and (ii) $202,000 upon FDA approval of Aveed™. The Aveed™ amount would only be payable to the Company and therefore the related parties if there were Octreotide Approval.

As described in Note 6, on November 11, 2011, Endo decided to terminate the development of its Octreotide implant for the treatment of acromegaly. Therefore the Company does not anticipate receiving any contingent cash consideration, since the Aveed™ contingent consideration was contingent upon receiving Octreotide approval.

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

c)
Effective June 1, 2010, the Company relocated its headquarters to the offices of Bedford Oak Advisors, LLC in Mount Kisco, New York. The Company is subleasing a portion of the space and has access to various administrative support services on a month-to-month basis at the rate of approximately $19,700 per month. General and administrative expenses for the year ended December 31, 2011 and 2010 includes $236,000 and $138,000, respectively, related to the sublease arrangement.

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

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) as of December 31, 2011.  Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of such time.

The Company’s principal executive officer and principal financial officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management of the Company, including its principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.

Based on their assessment using those criteria, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

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

Item 9B.    Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of December 31, 2011, for its annual stockholders’ meeting for 2012 (the “Proxy Statement”) under the captions “Directors and Executive Officers”, “Corporate Governance”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Audit Committee.”

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder    Matters.

Additional information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders under the caption “Stock Ownership of Management and Principal Stockholders”.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders under the captions “Certain Transactions with Management” and “Director Independence”.

Item 14.  Principal Accounting Fees and Services.

The information regarding principal accountant fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is incorporated by reference to the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders under the caption “Principal Accountant Fees and Services.”

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

NATIONAL PATENT DEVELOPMENT CORPORATION

Date: March 2, 2012	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ HARVEY P. EISEN	Chairman, President and Chief Executive Officer	March 2, 2012
Harvey P. Eisen	(Principal Executive Officer)
/s/ LAWRENCE G. SCHAFRAN	Director	March 2, 2012
Lawrence G. Schafran
/s/ SCOTT N. GREENBERG	Director	March 2, 2012
Scott N. Greenberg
/s/ IRA J. SOBOTKO	Vice President, Chief Financial Officer	March 2, 2012
Ira J. Sobotko	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

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

10.3
Seventh Lease Modification and Extension Agreement, dated June 9, 2009, and prior modifications and extensions, to Lease dated as of May 4, 1983 between Vornado, Inc. and Five Star Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 13, 2009)

Exhibit No.		Description

10.4	#
Note Purchase Agreement dated as of November 12, 2004 by and between the Registrant, MXL Industries, Inc., Bedford Oak Partners L.P. and Jerome Feldman (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2004 filed with the SEC on April 15, 2005 (SEC File No. 000-50587))

10.5	#	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2006)

10.6	#
Non-Qualified Stock Option Agreement, dated March 1, 2007, between the Registrant and Harvey P. Eisen (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by the Registrant with the SEC on March 7, 2007)

10.7	#
Stock Option Agreement, dated March 1, 2007, between National Patent Development Corporation and Scott Greenberg (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.8	#
Stock Option Agreement, dated March 1, 2007, between National Patent Development Corporation and Lawrence Schafran (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

10.9	#
Stock Option Agreement dated as of July 30, 2007 between the Company and Ira J. Sobotko (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007 filed with the SEC on November 14, 2007)

10.10	#
National Patent Development Corporation 2003 Incentive Stock Plan, as amended (incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed by the Registrant with the SEC on November 16, 2007)

10.11	#
National Patent Development Corporation 2007 Incentive Stock Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed by the Registrant with the SEC on November 16, 2007)

Exhibit No.		Description

10.12	#	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 99 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2009)

10.13
Asset Purchase Agreement, dated as of June 16, 2008, by and among National Patent Development Corporation, MXL Industries, Inc., MXL Operations, Inc., MXL Leasing, LP and MXL Realty, LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 19, 2008)

10.14
Stockholders Agreement, dated as of June 16, 2008, by and among MXL Operations, Inc., MXL Industries, Inc. and the other stockholders of MXL Operations, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 19, 2008)

10.15
Limited Partnership Agreement of MXL Leasing, LP, dated as of June 16, 2008, by and between MXL GP, LLC and the limited partners of MXL Leasing, LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 19, 2008)

10.16
Limited Partnership Agreement of MXL Realty, LP, dated as of June 16, 2008, by and between MXL GP, LLC and the limited partners of MXL Realty, LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 19, 2008)

10.17
Put and Call Option Agreement, dated as of June 16, 2008, by and between MXL Operations, Inc., MXL Leasing, LP, MXL Realty, LP and MXL Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on June 19, 2008)

10.18
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

10.19
National Patent Development Corporation Warrant Certificate, dated as of December 3, 2004, issuing 379,703 warrants to The Gabelli Small Cap Growth Fund (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on August 12, 2008)

10.20
National Patent Development Corporation Warrant Certificate, dated as of December 3, 2004, issuing 379,703 warrants to The Gabelli Convertible Securities and Income Fund Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on August 12, 2008)

10.21
National Patent Development Corporation Warrant Certificate, dated as of December 3, 2004, issuing 379,703 warrants to The Gabelli Equity Income Fund (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on August 12, 2008)

Exhibit No.		Description

10.22
National Patent Development Corporation Warrant Certificate, dated as of December 3, 2004, issuing 284,777 warrants to The Gabelli ABC Fund (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Five Star Products, Inc. filed with the SEC on August 12, 2008)

10.23
Contract of Sale dated as of October 7, 2009 between NPDC Holdings, Inc. and Little Whaley Holdings LLC (incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2009)

10.24
Consulting Agreement by and between the Company and Michael Lacovara, dated as of March 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 20, 2010)

10.25
Consulting Agreement by and between the Company and Mark Biderman, dated as of March 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 20, 2010)

10.26
Escrow Agreement, by and among the Company, The Merit Group, Inc. and JPMorgan Chase Bank, dated as of January 15, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 20, 2010)

10.27
Non-Competition Agreement, by and between the Company and The Merit Group, Inc., dated as of January 15, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 20, 2010)

10.28	#
Director Compensation Program, effective May 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 20, 2010)

10.29
Settlement Agreement and Mutual Release, dated May 14, 2010, between the Registrant and The Merit Group, Inc (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2010)

10.30	#
Arrangement as to Salary of Chief Executive Officer, effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 20, 2010)

10.31	#
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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________
*	Filed herewith.

#      Management contract or compensatory plan or arrangement.