Form 10-K/A
period 2011-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 2012-04-25
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/ A
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

As of April 5, 2012, 17,586,344 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

National Patent Development Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) pursuant to General Instruction G(3) to Form 10-K , which amends and supplements our  Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2012 (the “2011 Form 10-K”).    This Form 10-K/A provides the information required to be disclosed in Part III, Items 10 through 14 and updates the information contained in Part IV, Item 15.  As a result of this amendment, the Company is filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  The cover page of this amendment has also been revised to provide the number of outstanding shares of Company common stock as of April 5, 2012.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the 2011 Form 10-K.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

 Set forth below are the names of, and certain biographical information regarding, the directors of the Company. The Board of Directors currently consists of three directors.

Harvey P. Eisen, 69, has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since June 2007 and also served as its President since July 2007. Mr. Eisen has served as a director of the Company since 2004 and served as a director of Five Star Products from November 2007 until its sale by the Company in January 2010. Mr. Eisen has served as Chairman and Managing Member of Bedford Oak Advisors, LLC, an investment partnership (“Bedford Oak”), since 1998. Prior thereto, Mr. Eisen served as Senior Vice President of Travelers, Inc. and of Primerica, each a financial services company, prior to its merger with Travelers in 1993. Mr. Eisen has over 30 years of asset management experience, is often consulted by the national media for his views on all phases of the investment marketplace, and is frequently quoted in The Wall Street Journal, The New York Times, PensionWorld, U.S. News & World Report, Financial World and Business Week, among other publications. Mr. Eisen also has appeared and currently appears regularly on such television networks as CNN and CNBC. Mr. Eisen is a trustee of the University of Missouri Business School, where he established the first accredited course on the Warren Buffet Principles of Investing. He is also a trustee for Johns Hopkins University. Mr. Eisen has also been a director of GP Strategies Corporation (“GP Strategies”) since 2002 and has been Chairman of the Board of Directors of GP Strategies since April 2005. For many years, he was a trustee of Rippowam Cisqua School in Bedford, New York and the Northern Westchester Hospital.

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

Scott N. Greenberg, 55, has been a director of the Company since 2004.  Mr. Greenberg was Chief Financial Officer of the Company from 2004 to July 2007.  Mr. Greenberg has been the Chief Executive Officer of GP Strategies since April 2005 and a director since 1987.  From 2001 until February of 2006 he was President of GP Strategies, Chief Financial Officer from 2001 until 2005, Executive Vice President and Chief Financial Officer from 1998 to 2001, Vice President and Chief Financial Officer from 1989 to 1998, and Vice President, Finance from 1985 to 1989.  He was a director of GSE Systems, Inc. from 1999 to 2008, was a director of Five Star Products from 1998 to 2003 and a director of Valera Pharmaceuticals, Inc. until January 2005.

Mr. Greenberg is qualified to serve on our Board of Directors because he possesses and brings valuable insight to our Board of Directors as a result of his broad range of business skills and experiences, financial literacy and expertise. Mr. Greenberg honed these skills and expertise during his long and successful business career, in which he served as a chief financial officer for over 20 years, as well as his service on other public company boards.

Lawrence G. Schafran, 73, has served as a director and chairman of the audit committee of the Company since 2006. He has been a Managing Director of Providence Capital, Inc., an investment and advisory firm, since 2003. Mr. Schafran also serves as a director of SecureAlert, Inc., a manufacturer and distributor of a GPS-based, two-way communications bracelet/anklet worn by parolees, probationers and bailees, Mr. Schafran also served as a director of Electro-Energy, Inc., which engages in the research and development of battery technologies, from 2006 until 2009, and PubliCard, Inc., which was a smartcard technology company, from 1986 to 2005. Mr. Schafran also served as a trustee, chairman, interim chief executive officer and president and as co-liquidating trustee (from 1999 through 2003) of Banyan Strategic Realty Trust, an equity REIT that was traded on the Nasdaq National Market.

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

Ira J. Sobotko, 55, has served as Vice President, Finance, Secretary and Treasurer of the Company since July 2007, and is its principal financial officer and principal accounting officer. His title was changed from Vice President, Finance, Secretary and Treasurer to Vice President and Chief Financial Officer, Secretary and Treasurer in 2008. Mr. Sobotko served as Senior Vice President, Finance, Secretary and Treasurer of Five Star Products and its principal financial officer from July 2007 until its sale by the Company in January 2010. From April 2007 to July 2007, Mr. Sobotko served as Vice President, Finance of the Company. From September 2005 through March 2007, Mr. Sobotko served as a financial consultant to various publicly traded companies, including the Company and Five Star Products and emerging technologies companies. From January 2004 through May 2005, Mr. Sobotko served as Vice President and Chief Financial Officer of Campusfood.com, a web-based network of restaurants for students and local communities. From August 2000 to January 2004, Mr. Sobotko served as Executive Vice President, Finance at Arrowsight, Inc., a web-based application service provider where Mr. Sobotko has also served as a director since November 2001.

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

Audit Committee

Our Audit Committee is currently composed of Lawrence G. Schafran and Scott N. Greenberg. The Board of Directors affirmatively determined that Mr. Schafran is independent, in accordance with The Nasdaq Stock Market (“Nasdaq”) independence criteria and for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board of Directors has determined that Mr. Greenberg is not independent. See Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

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

ITEM 11.              EXECUTIVE COMPENSATION

The Company has elected to use the Smaller Reporting Company rules issued by the SEC regarding the disclosure of executive compensation.  Under these rules, the Company provides a Summary Compensation Table covering 2011 and 2010 compensation for the individual who served as principal executive officer in 2011 and for two individuals who are the most highly-compensated executive officers other than the individual who served as principal executive officer (to whom we refer collectively as our “named executive officers”) and Outstanding Equity Awards at Year-End Table and certain narrative disclosures.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of the Company’s named executive officers for the fiscal years ended December 31, 2011 and 2010.

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation (2)	Total
		($)	($)	($)	($)	($)
Harvey P. Eisen, Chairman of the Board and Chief Executive Officer (Principal Executive	2011	150,000	0		0	150,000
Officer)	2010	149,038	500,000	133,250	0	782,288
Ira J. Sobotko, Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting	2011	200,000	0	0	16,306	216,306
Officer) (2)	2010	200,000	0	0	15,558	215,558

(1)
The amounts in this column reflect the dollar amount recognized as expense for financial statement reporting purposes, calculated in accordance with FASB ASC Topic 718.  A discussion of the assumptions used in calculating these values with respect to awards related to Company common stock may be found in Note 10 to our audited financial statements in the Form 10-K for the fiscal year ended December 31, 2011.

(2)	For Mr. Sobotko, the amount reflected under “All Other Compensation” is comprised of:

•	$879 and $573 for 2011 and 2010, respectively, for life insurance premiums;

•	$5,827 and $5,385 for 2011 and 2010, respectively, for 401(K) Company matching contributions; and

•	$9,600 for 2011 and 2010 for auto expense allowance.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning the holdings of unexercised and unvested options to purchase shares of common stock of the Company for each of the named executive officers at December 31, 2011.

Name	Number of Shares of Common Stock Underlying Unexercised Options which are Exercisable	Number of Shares of Common Stock Underlying Unexercised Options which are Unexercisable	Option Exercise Price Per Share of Common Stock	Option Expiration Date
	(#)	(#)	($)
Harvey P. Eisen	2,500,000(1) 83,333	166,667 (2)	$2.45 $1.36	February 28, 2017 April 28, 2020
Ira J. Sobotko	100,000 (1)	-	$2.68	July 29, 2017

(1)	These options were fully vested at December 31, 2011.

(2)	These options vest in approximately one-third increments on each of April 28, 2011, April 28, 2012 and April 28, 2013.

Overview of Material Compensation Arrangements with Our Named Executive Officers

The following is a summary of the material terms of employment and compensation arrangements pursuant to which compensation was paid to our named executive officers for their service with the Company or its subsidiaries for the fiscal year ended December 31, 2011.

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

Ira J. Sobotko

Mr. Sobotko serves as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company and served as Senior Vice President, Finance, Secretary and Treasurer of Five Star Products until its sale by the Company in January 2010.  Mr. Sobotko receives a salary of $200,000 per annum from the Company.   In addition, pursuant to the terms and conditions of the Stock Option Agreement, dated July 30, 2007, between the Company and Mr. Sobotko (the “Sobotko NPDC Stock Option Agreement”), Mr. Sobotko was granted options to purchase 100,000 shares of Company common stock under the 2003 Plan at an exercise price equal to $2.68 per share, which was the average of the closing bid and ask prices of Company common stock on July 30, 2007.  The options were fully vested at December 31, 2011.

Termination of Employment and Change in Control Arrangements

Potential Payments upon Termination or Change in Control

As discussed above, both Mr. Eisen and Mr. Sobotko’s awards granted under the 2003 Plan have vested. As of December 31, 2011, Mr. Eisen had unvested options to purchase 166,667 shares of Company common stock, which options vest over three years, in approximately one-third increments each year, commencing April 28, 2011. All unvested options would fully vest and become immediately exercisable upon an occurrence of a change in control of the Company. See the descriptions of the agreement with the named executive officers above for additional information.

DIRECTOR COMPENSATION

Only directors who are not employees of the Company or its subsidiaries are entitled to receive compensation for service as a director. The table below summarizes the total compensation paid to or earned by each director of the Company (who is not also a named executive officer) for the fiscal year ended December 31, 2011. The column “Fees Earned or Paid in Cash” includes common stock of the Company issued in lieu of cash.

2011 Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards (2)	All Other Compensation	Total
	($)	($)	($)	($)
Lawrence G. Schafran	42,755 (1)	17,767	0	60,522
Scott N. Greenberg	32,750	17,767	0	50,517

(1)	Mr. Schafran elected to receive 8,148 shares of Company common stock in lieu of $12,505 of his annual director’s fee.

(2)
The amounts in this column reflect the dollar amount recognized in fiscal 2011 for financial statement reporting purposes, calculated in accordance with FSB ASC 718.  A discussion of the assumptions used in calculating these values may be found in Note 10 to our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  At December 31, 2011, each of Messrs. Greenberg and Schafran each had 133,333 vested and 66,667 unvested options.

  Director Compensation Program

For the year ended December 31, 2011 directors who are not employees of the Company or its subsidiaries were entitled to receive:

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

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders

The following table sets forth the number of shares of common stock beneficially owned as of April 5, 2012 by each person who is known by the Company to own beneficially more than five percent of outstanding Company common stock other than executive officers or directors of the Company, whose beneficial ownership is reflected in the Security Ownership of Directors and Executive Officers table below.  There were 17,586,344 shares of Company common stock outstanding on April 5, 2012.

Security Ownership of Principal Stockholders Table

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Bedford Oak Advisors, LLC 100 South Bedford Road Mt. Kisco, NY 10549	5,768,031 (1)	32.80%
GAMCO Investors, Inc. One Corporate Center Rye, NY 10580	2,405,028 (2)	13.68%
Frost Gamma Investments Trust 4400 Biscayne Blvd. Miami, FL 33137	1,603,400 (3)	9.12%
Boulderado Group, LLC 101 Federal Street Suite 1900 Boston, MA 02110	1,134,777 (4)	6.45%
Carl E. Warden 1516 Country Club Drive Los Altos, CA 94024	922,173 (5)	5.24%

(1)
Based on a Schedule 13D/A filed jointly by Bedford Oak Advisors, LLC (“Bedford Oak”), Bedford Oak Capital, L.P. (“Capital”), Bedford Oak Acorn, L.P. (“Acorn”) and Mr. Eisen with the SEC on January 6, 2012, and updated for other information known to the Company, including various Form 4’s filed jointly by Bedford Oak, Capital and Mr. Eisen with the SEC through April 5, 2012.  Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn and certain other private investment partnerships.  Does not include options to purchase 2,666,666 shares of Company common stock exercisable by Mr. Eisen within 60 days of April 5, 2012.  See Security Ownership of Directors and Executive Officers table below.

(2)
Based on a Schedule 13D/A filed jointly by Gabelli Funds, LLC, GGCP, Inc., GAMCO Investors, Inc., GAMCO Asset Management, Inc., MJG Associates, Inc., Teton Advisors and Mario J. Gabelli with the SEC on January 26, 2011.

(3)	Based on a Schedule 13G filed by Frost Gamma Investments Trust with the SEC on February 10, 2011.

(4)	Based on a Schedule 13G filed jointly by Boulderado Group, LLC, Boulderado Partners, LLC and Alex B. Rozak with the SEC on January 6, 2012.

(5)
Based on a Schedule 13G filed by Carl Warden with the SEC on May 21, 2007.  Includes 43,500 shares of common stock held by the Carl and Vicki Warden Family Foundation, of which Mr. Warden is the trustee.  Mr. Warden disclaims beneficial ownership of the 43,500 shares of common stock held by the Carl and Vicki Warden Family Foundation.

Security Ownership of Directors and Executive Officers

The following table sets forth the beneficial ownership of Company outstanding common stock as of April 5, 2012 by each person who is a director or named executive officer of the Company as of such date, naming each such person, and all persons who are directors and executive officers of the Company as of such date, as a group.

Security Ownership of Directors and Executive Officers Table

Name	Amount and Nature of Beneficial Ownership		Percent of Class
Harvey P. Eisen	8,434,698	(1)	41.65%
Scott N. Greenberg	192,202	(2) (3)	1.08%
Lawrence G. Schafran	210,758	(3)	1.19%
Ira J. Sobotko	100,625	(4)	*
Thomas J. Hayes	16,667	(5)	*
Directors and executive officers as a group (5 persons) (6)	8,954,950		43.25%

* The number of shares owned is less than one percent of the outstanding shares.

(1)
Includes 5,347,000 shares of Company common stock beneficially owned by Bedford Oak, Capital and Acorn.  Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn.  See footnote 1 to Principal Stockholders table above.  Also includes 421,031 shares of Company common stock owned by Mr. Eisen individually and 2,666,666 shares of Company common stock issuable upon the exercise of options that are exercisable by Mr. Eisen within 60 days of April 5, 2012.

(2)
Includes 4,000 shares of Company common stock held by members of Mr. Greenberg’s family, and 5,867 shares of Company common stock allocated to Mr. Greenberg’s account pursuant to the provisions of the GP Strategies Retirement Savings Plan.  Mr. Greenberg disclaims beneficial ownership of the 4,000 shares of Company common stock held by members of his family.

(3)
Includes 166,666 shares of Company common stock issuable to each of Messrs. Greenberg, and Schafran upon the exercise of options, all of which are exercisable by Messrs. Greenberg and Schafran within 60 days of April 5, 2012.

(4)
Includes 625 shares of Company common stock owned by Mr. Sobotko individually, and 100,000 shares of Company common stock issuable to Mr. Sobotko upon the exercise of options, all of which are currently exercisable.

(5)	Includes 16,667 shares of Company common stock issuable to Mr. Hayes upon the exercise of options, all of which are exercisable by Mr. Hayes within 60 days of April 5, 2012.

(6)
Includes Messrs. Greenberg and Schafran, each of whom is currently a director of the Company, Mr. Eisen, who is currently a director and a named executive offer of the Company, and Mr. Sobotko and Mr. Hayes who are currently named executive officers of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 with respect to shares of Company common stock that may be issued under existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	3,300,000	$2.29	7,700,000
Equity compensation plans not approved by security holders	―	―	―
Total	3,300,000	$2.29	7,700,000

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

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Loan From Bedford Oak

On November 12, 2004, the Company entered into an agreement to borrow approximately $1,022,000 from Bedford Oak Partners, which is controlled by Harvey P. Eisen, Chairman, Chief Executive Officer and a director of the Company, and approximately $568,000 from Jerome I. Feldman, who was at the time Chairman and Chief Executive Officer of the Company (and who is no longer involved with the Company), which was utilized to exercise an option held by the Company to purchase 2,068,966 Series B Convertible Preferred shares of Valera Pharmaceuticals, Inc. (Valera), for an aggregate price of $1,590,000 (the “Valera Agreement”). The loans bore interest at 6% per annum, matured on October 31, 2009, and were secured by all shares of Valera owned by the Company. On January 20, 2005, the Company prepaid the loans, including all accrued interest of $10,217 and $5,682 for Bedford Oak Partners and Mr. Feldman, respectively. As further consideration for making these loans, Bedford Oak Partners and Mr. Feldman became entitled to a portion of the consideration received by the Company on the sale of certain Valera shares.

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

As a result of the consummation of the merger between Indevus and Endo Pharmaceuticals Inc. in 2009, the Company has a contingent right to receive from Endo certain cash payments. The two related parties would receive the following portions of the Company’s cash payments upon the occurrence of the following events: (i) $303,000 upon FDA approval of Octreotide implant for the treatment for acromegaly on or before April 18, 2012 (Octreotide Approval), and (ii) $202,000 upon FDA approval of Aveed™. The Aveed™ amount would only be payable to the Company and therefore the related parties if there were Octreotide Approval.

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

Other Transactions with Bedford Oak

Effective June 1, 2010, the Company relocated its headquarters to the offices of Bedford Oak in Mount Kisco, New York. The Company is subleasing a portion of the space and has access to various administrative support services on a month-to-month basis at the rate of approximately $19,700 per month. General and administrative expenses for the years ended December 31, 2011 and 2010 includes $236,000 and $138,000, respectively, related to the sublease arrangement.

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

Using the objective and subjective independence criteria enumerated in the Nasdaq marketplace rules listing requirements and SEC rules, the Board of Directors has reviewed all relationships between each director and the Company and, based on this review, the Board of Directors has affirmatively determined that, in accordance with Nasdaq independence criteria, (i) Mr. Schafran is independent, (ii) Messrs. Eisen and and Greenberg are not independent.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for services rendered for 2011 and 2010 by EisnerAmper LLP, were as follows:

	2011	2010

Audit Fees (1)	$107,000	$95,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees (2)	70,000	--

Total	$177,000	$95,000

(1)
Audit fees consisted principally of fees for the audit of the annual financial statements and reviews of the condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and review of registration statements.

(2)	In 2011, includes All Other Fees related to due diligence work performed on potential acquisitions.

Policy on Pre-Approval of Services Provided by Independent Auditor

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of EisnerAmper LLP are subject to specific pre-approval policies.  In 2011 and 2010, all audit services and other services to be performed by EisnerAmper LLP require pre-approval by the Audit Committee in accordance with pre-approval policies established by the Board of Directors.  The procedures require that all proposed engagements of EisnerAmper LLP for services of any kind be directed to the Audit Committee prior to the beginning of any service.

All services provided by the independent registered public accounting firm for 2011 and 2010 were approved in advance by the Audit Committee of the Board of Directors.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PATENT DEVELOPMENT CORPORATION

Date: April 25, 2012	By:	/s/ IRA J. SOBOTKO
		Name:	Ira J. Sobotko
		Title:	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number		Description

31.1	*	Certification of Principal Executive Officer
31.2	*	Certification of Principal Financial Officer

*	Filed herewith