Form 10-Q
period 2012-03-31
NATIONAL PATENT DEVELOPMENT CORP
filed 2012-05-15
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

As of May 1, 2012, there were 17,586,344 shares of the registrant’s common stock, $0.01 par value, outstanding.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.                                Financial Statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011

General and administrative expenses	$(482)	$(491)

Operating loss	(482)	(491)

Investment and other income (expense), net	(17)	16

Loss from continuing operations before income taxes	(499)	(475)

Income tax expense	165	2

Loss from continuing operations	(664)	(477)

Loss from discontinued operations	(6)	(151)

Net loss	$(670)	$(628)

Basic and diluted net loss per share:
Continuing operations	$(0.04)	$(0.03)
Discontinued operations	-	(0.01)
Net loss	$(0.04)	$(0.04)

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$26,789	$27,247
Refundable and prepaid income tax	43	51
Prepaid expenses and other current assets	139	77
Total current assets	26,971	27,375
Investment in undeveloped land	355	355
Other assets	275	275
Total assets	$27,601	$28,005

Liabilities and stockholders’ equity
Current liabilities
Income taxes payable	$517	$331
Accounts payable and accrued expenses	464	409
Total current liabilities	981	740

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock	181	181
Additional paid-in capital	29,953	29,928
Accumulated deficit	(2,155)	(1,485)
Treasury stock, at cost	(1,359)	(1,359)
Total stockholders’ equity	26,620	27,265
Total liabilities and stockholders’ equity	$27,601	$28,005

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(670)	$(628)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	-	1
Expenses paid in common stock	3	3
Stock based compensation expense	22	22
Changes in other operating items:
Refundable and prepaid income tax	186	(4)
Income tax payable	8	26
Prepaid expenses and other current assets	(62)	(31)
Accounts payable and accrued expenses	55	157
Net cash used in operating activities:	(458)	(454)

Cash flows from investing activities:
Cash held in escrow	-	300
Net cash provided by investing activities	-	300

Net decrease in cash and cash equivalents	(458)	(154)
Cash and cash equivalents at beginning of period	27,247	28,074
Cash and cash equivalents at end of period	$26,789	$27,920

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$6	$6

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional paid-in	Accumulated	Treasury stock, at	Total Stock- holders’
	Shares	Amount	capital	deficit	cost	equity
Balance at December 31, 2011	18,148,710	$181	$29,928	$(1,485)	$(1,359)	$27,265
Net loss				(670)		(670)
Stock based compensation expense			22			22
Issuance of common stock to directors	1,654		3			3
Balance at March 31, 2012	18,150,364	$181	$29,953	$(2,155)	$(1,359)	$26,620

See accompanying notes to condensed consolidated financial statements.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2012 and 2011

(unaudited)

1.           Basis of presentation and description of activities

 Basis of presentation

 The accompanying interim financial statements for 2012 and 2011 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The Condensed Consolidated Balance Sheet as of December 31, 2011 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature necessary for a fair presentation. The results for the 2012 interim period are not necessarily indicative of results to be expected for the entire year.

 Description of activities

 On January 15, 2010, after approval of its stockholders on January 14, 2010, National Patent Development Corporation (the “Company” or “National Patent”) completed the sale to The  Merit Group, Inc. (“Merit”) of all of the issued and outstanding stock of National Patent’s wholly-owned subsidiary, Five Star Products, Inc., the holding company and sole stockholder of  Five Star Group, Inc.,  the only operating business of the Company at that time.   As used herein, references to “Five Star” refer to Five Star Products Inc. or Five Star Group Inc., or both, as the context requires. Discontinued Operations for the three months ended March 31, 2012 and 2011 reflect the expenses of Five Star.

Upon the consummation of the sale, the Company became a “shell company”, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended and has been actively exploring acquiring interests in one or more operating businesses on terms that the company’s Board of Directors determines to be in the best interest of the Company and its stockholders.

Until such time as the liquid assets of the Company are so deployed into operating businesses, National Patent intends to continue to invest such assets in high-grade, short-term investments (such as cash equivalents) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation. Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase. Cash equivalents, which are carried at cost plus accrued interest, which approximates fair value, consist of an investment in a money market fund which invests in treasury bills and amounted to approximately $26,693,000 and $27,152,000 at March 31, 2012 and December 31, 2011 respectively.

Cash equivalents are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

2.           Per share data

Loss per share for the three months ended March 31, 2012 and 2011 respectively, is calculated based on 17,585,000 and 17,577,000 weighted average outstanding shares of common stock.

At March 31, 2012 and 2011, the Company has outstanding options to purchase 3,300,000 shares of Company common stock, which were not included in the diluted computation, as their effect would be anti-dilutive.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2012 and 2011

(unaudited)

3.           Capital Stock

 The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

 On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased, and on March 29, 2011 the Company’s Board of Directors authorized an increase of an additional 1,000,000 shares to be repurchased. At March 31, 2012, the Company had repurchased 1,791,821 shares of its common stock and a total of 3,208,179 shares remained available for repurchase.  There were no common stock repurchases made by or on behalf of the Company during the three months ended March 31, 2012.

 4.          Incentive stock plans and stock based compensation

 The Company has a stock-based compensation plan for employees and non-employee members of its Board of Directors. The plan provides for discretionary grants of stock options, restricted shares, and other stock-based awards. The Company’s plan is administered by the Compensation Committee of the Board of Directors, which consists solely of non-employee directors. No stock based awards were granted during the three months ended March 31, 2012.

Information with respect to the Company’s outstanding stock options for the three months ended March 31, 2012 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2012	3,300,000	$2.29	5.9	$258,000	*
Options outstanding at March 31, 2012	3,300,000	$2.29	5.4	$2,264,000	*
Options exercisable at March 31, 2012	2,966,515	$2.40	5.1	$1,728,421	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Compensation expense related to option grants amounted to $22,000 for each of the quarters ended March, 2012 and 2011.   As of March 31, 2012, there was $98,000 of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over the remaining vesting periods of the options, which on a weighted-average basis is an approximately 1.2 year.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2012 and 2011

(unaudited)

5.           Related party transactions

Effective June 1, 2010, the Company relocated its headquarters to the offices of Bedford Oak Advisors, LLC in Mount Kisco, New York. Bedford Oak Advisors, LLC is controlled by Harvey P. Eisen, Chairman, Chief Executive Officer and a director of the Company. The Company is subleasing a portion of the space and has access to various administrative support services on a month-to-month basis at the rate of approximately $19,700 per month. General and administrative expenses for the three months ended March 31, 2012 and 2011, includes $59,000 related to the sublease arrangement.

6.           Income taxes

For the three months ended March 31, 2011, the Company recorded income tax expense from continuing operations of $2,000, which represented minimum state taxes.

For the three months ended March 31, 2012, the income tax expense related to continuing operations of $165,000 substantially represents an increase in a liability for uncertain tax positions related to a New York State tax examination.

Five Star is currently undergoing an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008 and is being challenged with respect to the timing of certain tax deductions.  As a result, a liability for uncertain tax positions was provided in the year ended December 31, 2010 and charged to discontinued operations. As of March 31, 2012 and December 31, 2011, the liability related to Five Star included in the accompanying consolidated balance sheets amounted to approximately $319,000 and $313,000 respectively,  for potential federal and state tax deficiencies and related interest, of which approximately $213,000  related to additional tax, and approximately $106,000 and $100,000, respectively,  related to interest. The deficiency notice was issued on April 25, 2011. On May 17, 2011, Five Star Products Inc. and its subsidiary Five Star Group Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy code. On December 16, 2011, the Plan of Reorganization of TMG Liquidation Corp., Five Star Products Inc.’s parent corporation, was approved by the Bankruptcy Court.  Under the Plan of Reorganization, the Internal Revenue Service is authorized to pursue the Plan Administrator, who is authorized to defend the deficiency letter issued to Five Star Products, Inc.

New York State is currently examining the Company’s 2008 through 2010 tax returns.  As a result of the examination, a liability for uncertain tax positions in the amount of $18,000 was provided in 2011 and charged to continuing operations to account for a potential change to the Company’s capital base tax for the 2010 tax year.  During the three months ended March 31, 2012, the liability for uncertain tax positions increased by $152,000 to account for a proposed increase in tax related to a challenge to the Company’s position for filing on a combined basis.  Although the Company disagrees with the challenge proposed by New York State, the liability was increased by $179,000, including accrued interest of $27,000, to account for an anticipated settlement position for purposes of avoiding litigation and additional professional fees.  Additionally, the Internal Revenue Service is currently examining the Company’s 2009 consolidated U.S. federal tax return. The Company does not anticipate any material impact to the financial statements due to the examination by the Internal Revenue Service.

No tax benefit has been recorded in relation to the pre-tax loss from continuing operations for the three months ended March 31, 2012 and 2011, based on the Company’s estimated annual effective tax rate which reflects a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss. The increase in the liability for uncertain tax positions was treated as a discrete item. The tax effect of discrete items are reflected in the periods in which they occur and not reflected in the estimated annual effective tax rate which is used for interim period tax provisions.

NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2012 and 2011

(unaudited)

7.           Contingencies

(a)
Prior to the sale of Five Star, the Company had guaranteed the lease for Five Star’s New Jersey warehouse.  On January 15, 2010, the Company completed the sale to Merit of all the issued and outstanding stock of Five Star.  Merit extended the New Jersey warehouse lease, which originally expired in September 2010 through March 2011 at which time the lease expired. Under the terms of the Five Star Stock Purchase Agreement, Merit was responsible for the first $25,000 of repairs and end of lease costs, and the Company was responsible for 75% of the remaining costs.  The Company had been in negotiations with Merit regarding an allocation of financial responsibility for repairs to the New Jersey warehouse and end of lease costs.  However, on May 17, 2011, Merit and its affiliates filed voluntary Chapter 11 petitions in the United States Bankruptcy Court for the District of South Carolina.  As a result of the Chapter 11 filing, and the inability of the parties to come to an agreement on financial responsibility, the landlord drew down on a $128,000 letter of credit previously provided by GP Strategies Corporation (“GP Strategies”).  GP Strategies had issued the letter of credit to the landlord in exchange for the landlord removing the GP Strategies guarantee for the New Jersey warehouse lease.  As a result of the spin-off of the Company from GP Strategies in November 2004, the Company had indemnified GP Strategies for any costs related to their guarantee of the Five Star lease, and therefore the Company reimbursed GP Strategies $128,000.  The Company has filed a claim with the bankruptcy court, but based on its initial analysis of the Chapter 11 filings believes it is unlikely that it will recover its claim.   Therefore, for the three months ended March 31, 2011 and year ended December 31, 2011,the  Company has recorded approximately $85,000 and $135,000, respectively, for its estimated share of the costs, which is included in loss from discontinued operations.

In connection with the sale of Five Star, the Company is responsible for all activities necessary to achieve compliance with the Connecticut Transfer Act, including receipt of approval from the Connecticut Department of Environmental Protection (“CTDEP’) and implementation of a remediation plan, if required, with respect to environmental obligations related to Five Star’s Connecticut warehouse. For the three months ended March 31, 2011 and year ended December 31, 2011, the Company has accrued an additional $40,000, for estimated costs associated with completing the Connecticut Transfer Act process with the CTDEP.  Such amount is included in loss from discontinued operations. The Company has satisfied its remediation and environmental obligations with the New Jersey Department of Environmental Protection.

(b)
In connection with its investment in undeveloped property, the Company has certain ownership interests in several dams and related reservoirs located in the State of Connecticut.  Under applicable Connecticut law, the Company is responsible for maintaining the safety of these dams.  In 2007, the Company was notified by certain landowners adjoining one of the reservoirs that the water level in the reservoir had decreased; allegedly causing harm to such landowners.  The Company does not presently know the cause of such decrease in water level.  Further, the Company cannot presently determine the extent of its legal liability, if any, with respect to the landowners.  The Company has not received any claims with respect to any of the other reservoirs.  The Company cannot reasonably estimate at this time the costs which may be incurred with respect to this matter in the future, however the Company has no reason to believe that such costs could be material.  No amounts have been provided for this matter in the accompanying financial statements.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 2, 2012.

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

General Overview

On January 15, 2010, we completed the Five Star sale, in which we sold to Merit all of the issued and outstanding shares of Five Star for cash pursuant to the terms and subject to the conditions of the Five Star Stock Purchase Agreement, our only operating business at that time. Upon the consummation of the Five Star Sale, we became a “shell company”, as defined in Rule 12b-2 of the Exchange Act.  Because we are a shell company, our stockholders are unable to utilize Rule 144 to sell “restricted stock” as defined in Rule 144 or to otherwise use Rule 144 to sell our securities, and we are ineligible to utilize registration statements on Form S-3 or Form S-8 for so long as we remain a shell company and for 12 months thereafter.  As a consequence, among other things, the offering, issuance and sale of our securities is likely to be more expensive and time consuming and may make our securities less attractive to investors.  See Form 10-K “Item 1. Business – Nature of Our Business Following the Five Star Sale”, and “Item 1A. Risk Factors”.

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

Other Assets

The Company owns certain non-strategic assets, including an investment in MXL Operations Inc. (MXL), and interests in land and flowage rights in undeveloped property in Killingly, Connecticut.  The Company has a 19.9% interest in MXL carried at its cost of $275,000 under ASC 325, Investments- Other. The Company monitors these investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records impairments in carrying values when necessary.

Results of Operations

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

For the three months ended March 31, 2012, the Company had a loss from continuing operations before income taxes of $499,000 compared to a loss from continuing operations before income taxes of $475,000 for the three months ended March 31, 2011.

General and administrative expenses

For the three months ended March 31, 2012, G&A was $482,000 as compared to $491,000 for the three months ended March 31, 2011.  The decreased G&A at the corporate level was primarily due to reduced personnel costs and recurring professional fees, partially offset by professional fees incurred related to the evaluation of potential acquisitions.

Income taxes

For the three months ended March 31, 2011, the Company recorded income tax expense from continuing operations of $2,000, which represented minimum state taxes.

For the three months ended March 31, 2012, the income tax expense related to continuing operations of $165,000 substantially represents an increase in a liability for uncertain tax positions related to a New York State tax examination.

Five Star is currently undergoing an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008 and is being challenged with respect to the timing of certain tax deductions.  As a result, a liability for uncertain tax positions was provided in the year ended December 31, 2010 and charged to discontinued operations. As of March 31, 2012 and December 31, 2011, the liability related to Five Star included in the accompanying consolidated balance sheets amounted to approximately $319,000 and $313,000 respectively,  for potential federal and state tax deficiencies and related interest, of which approximately $213,000  related to additional tax and approximately $106,000 and $100,000, respectively,  related to interest. The deficiency notice was issued on April 25, 2011. On May 17, 2011, Five Star Products Inc. and its subsidiary Five Star Group Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy code. On December 16, 2011, the Plan of Reorganization of TMG Liquidation Corp., Five Star Products Inc.’s parent corporation, was approved by the Bankruptcy Court.  Under the Plan of Reorganization, the Internal Revenue Service is authorized to pursue the Plan Administrator, who is authorized to defend the deficiency letter issued to Five Star Products, Inc. If authorized by the Plan Administrator, the Company intends to vigorously defend Five Star’s position with the Internal Revenue Service.

New York State is currently examining the Company’s 2008 through 2010 tax returns.  As a result of the examination, a liability for uncertain tax positions in the amount of $18,000 was provided in 2011 and charged to continuing operations to account for a potential change to the Company’s capital base tax for the 2010 tax year.  During the three months ended March 31, 2012, the liability for uncertain tax positions increased by $152,000 to account for a proposed increase in tax related to a challenge to the Company’s position for filing on a combined basis.  Although the Company disagrees with the challenge proposed by New York State, the liability was increased by $179,000, including accrued interest of $27,000, to account for an anticipated settlement position for purposes of avoiding litigation and additional professional fees.  Additionally, the Internal Revenue Service is currently examining the Company’s 2009 consolidated U.S. federal tax return. The Company does not anticipate any material impact to the financial statements due to the examination by the Internal Revenue Service.

The increase in the liability for uncertain tax positions was treated as a discrete item. The tax effect of discrete items are reflected in the periods in which they occur and not reflected in the estimated annual effective tax rate which is used for interim period tax provisions.

Financial condition

Liquidity and Capital Resources

 At March 31, 2012, the Company had cash and cash equivalents totaling $26. 8 million, which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s general and administrative expenses.

Contractual Obligations and Commitments

In connection with the sale of Five Star, the Company is responsible for all activities necessary to achieve compliance with the Connecticut Transfer Act, including receipt of approval from the Connecticut Department of Environmental Protection (“CTDEP’) and implementation of a remediation plan, if required, with respect to environmental obligations related to Five Star’s Connecticut warehouse. For the three months ended March 31, 2011 and year ended December 31, 2011, the Company has accrued an additional $40,000 for estimated costs associated with completing the Connecticut Transfer Act process with the CTDEP.  Such amount is included in loss from discontinued operations. The Company has satisfied its remediation and environmental obligations with the New Jersey Department of Environmental Protection.

The Company had guaranteed the lease for Five Star’s New Jersey warehouse.  On January 15, 2010, the Company completed the sale to Merit of all the issued and outstanding stock of Five Star.  Merit extended the New Jersey warehouse lease, which originally expired in September 2010 through March 2011 at which time the lease expired. Under the terms of the Five Star Stock Purchase Agreement, Merit was responsible for the first $25,000 of repairs and end of lease costs, and the Company was responsible for 75% of the remaining costs.  The Company had been in negotiations with Merit regarding an allocation of financial responsibility for repairs to the New Jersey warehouse and end of lease costs.  However, on May 17, 2011, Merit and its affiliates filed voluntary Chapter 11 petitions in the United States Bankruptcy Court for the District of South Carolina.  As a result of the Chapter 11 filing, and the inability of the parties to come to an agreement on financial responsibility, the landlord drew down on a $128,000 letter of credit previously provided by GP Strategies Corporation (GP Strategies).  GP Strategies had issued the letter of credit to the landlord in exchange for the landlord removing the GP Strategies guarantee for the New Jersey warehouse lease.  As a result of the spin-off of the Company from GP Strategies in November 2004, the Company had indemnified GP Strategies for any costs related to their guarantee of the Five Star lease, and therefore the Company reimbursed GP Strategies $128,000.  The Company filed a claim with the bankruptcy court, but based on its initial analysis of the Chapter 11 filings believes it is unlikely that it will recover its claim.  For the three months ended March 31, 2011 and year ended December 31, 2011, the Company has recorded approximately $85,000 and $135,000 for its estimated share of the costs, which is included in Loss from discontinued operations.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances of Equity Securities

On January 1, 2012, the Company issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), shares of Company common stock to Lawrence G. Schafran, a director of the Company, in payment of his quarterly directors fees.  Mr. Schafran received 1,654 shares of Company common stock.  The aggregate value of the 1,654 shares of Company common stock issued to Mr. Schafran was approximately $3,125 on the date of issuance.  These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

This issuance qualified for exemption from registration under the Securities Act because (i) Mr. Schafran is an accredited investor, (ii) the Company did not engage in any general solicitation or advertising in connection with the issuance, and (iii) Mr. Schafran received restricted securities.

Purchases of Equity Securities

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased, and on March 29, 2011 the Company’s Board of Directors authorized an increase of an additional 1,000,000 shares to be repurchased. At March 31, 2012, the Company had repurchased 1,791,821 shares of its common stock and, a total of 3,208,179 shares remained available for repurchase.   There were no common stock repurchases made by or on behalf of the Company during the quarter ended March 31, 2012.

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

NATIONAL PATENT DEVELOPMENT CORPORATION

Date: May 15, 2012	/s/ HARVEY P. EISEN
Name: Harvey P. Eisen
Title: Chairman of the Board and Chief Executive Officer

Date: May 15, 2012	/s/ IRA J. SOBOTKO
Name: Ira J. Sobotko
Title: Vice President, Chief Financial Officer