Form 10-K
period 2012-12-31
Wright Investors Service Holdings, Inc.
filed 2013-04-01
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file Number: 000-50587

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $51,000,000.

As of March 29, 2013, 18,470,967 shares of the registrant’s common stock were outstanding.

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2012.

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

Factors that may cause actual results to differ from historical results or those results expressed or implied, include, but are not limited to, those listed below under Item 1A. “Risk Factors”, which include, without limitation, the risk the expected benefits of the merger with The Winthrop Corporation on December 19, 2012 may not be achieved and may therefore make an investment in Wright Investors’ Service Holdings, Inc.’s securities less attractive to investors.

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

PART I

Item 1.  Business.

General Development of Business

Wright Investors’ Service Holdings, Inc. (formerly National Patent Development Corporation) (the “Company”, “Wright Holdings”, “we” or “us”) was incorporated on March 10, 1998 as a wholly-owned subsidiary of GP Strategies Corporation (“GP Strategies”) and in November 2004, the Company’s common stock was spun-off to holders of record of GP Strategies common stock and GP Strategies Class B capital stock.  The Company common stock is quoted on the OTC Bulletin Board and is traded under the symbol “WISH.OB”.

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

 Nature of Our Business Following the Five Star Sale

Upon the consummation of the Five Star Sale, we became a “shell company”, as defined in Rule 12b-2 of the Securities Exchange Act, as amended (the “Exchange Act”).  Because we were a shell company, our stockholders are unable to utilize Rule 144 to sell “restricted stock” as defined in Rule 144 or to otherwise use Rule 144 to sell our securities, and we are ineligible to utilize registration statements on Form S-3 or Form S-8 for so long as we remain a shell company and for 12 months thereafter.  As a consequence, among other things, the offering, issuance and sale of our securities is likely to be more expensive and time consuming and may make our securities less attractive to investors.

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

On December 19, 2012, (the “Closing Date’) the Company, completed the merger (the “Merger”) of  a wholly-owned subsidiary of the Company (“MergerSub”) with and into The Winthrop Corporation, a Connecticut corporation (“Winthrop”), pursuant to that certain  Agreement and Plan of Merger (the “Merger Agreement”) dated June 18, 2012.

As a result of the completion of the Merger described above, the Company is no longer a “shell company” as that term is defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 12b-2 under the Exchange Act.  As more fully described below, substantially all of the Company’s business operations are carried out through Winthrop and its subsidiaries, the Wright Companies.

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

Overview

The Company’s assets currently consist of its 100% ownership interest in Winthrop and cash and cash equivalents, which were $18,883,000 at December 31, 2012.    The Company intends to use its remaining cash and cash equivalents to acquire interests in one or more operating businesses in the asset management space that it believes will be synergistic with Winthrop and to fund the Company’s general and administrative expenses.

On the Closing Date of the Merger, 881,206 shares of Company Common Stock were issued by the Company as Merger Consideration to those holders of Winthrop Common Stock who elected to receive Company Common Stock as Merger Consideration and the Company paid cash totaling $4,852,000 to those holders of Winthrop Common Stock who elected to receive cash as Merger Consideration.  Winthrop received and provided to the Company the required consents to Advisory Contracts representing sufficient Winthrop revenues so that no purchase price adjustment occurred in accordance with the Merger Agreement.

In accordance with the Merger Agreement, on or before July 18, 2012,  shareholders of Winthrop holding at least 92% of the outstanding voting power of Winthrop immediately prior to the Effective Time of the Merger (the “Support Agreement Securityholders”) entered into the Support Agreement pursuant to which such Support Agreement Securityholders agreed to, among other things, indemnify the Company, in proportion to the percentage of the total Merger Consideration received by them, against all losses incurred with respect to or in connection with (i) the failure of any representation or warranty of Winthrop in the Merger Agreement or in other documents delivered pursuant to the terms of the Merger Agreement (collectively, the “Transaction Documents”) to be true and correct; (ii) any failure by Winthrop to fully perform, fulfill or comply with any covenant of Winthrop set forth in the Transaction Documents; and (iii) the payment of certain pre-closing taxes. The indemnification obligations of the Support Agreement Securityholders are several and not joint and, with respect to breaches of representations and warranties (other than breaches of certain fundamental representations and warranties or claims arising from fraud or intentional misrepresentation), are capped at twenty-five percent (25%) of the Purchase Price.  The obligations of the Support Agreement Securityholders for breaches of certain fundamental representations and warranties is capped at one hundred percent (100%) of the Purchase Price. The Support Agreement Securityholders are not required to indemnify the Company against losses from any individual claim or series of related claims in an amount of less than $5,000, other than a claim arising from any breach or inaccuracy of any fundamental representations, fraud or intentional misrepresentation. In addition, the Support Agreement Securityholders are not required to indemnify the Company unless and until the aggregate amount of indemnifiable losses suffered by the Company exceeds $20,000, at which time the Company will be entitled to indemnification for the amount of losses that exceeds such amount.

As of the Closing Date, the Company entered into the Investors’ Rights Agreement with Peter M. Donovan, Theodore S. Roman, Amit S. Khandwala, and M. Anthony E. van Daalen (the “Key Winthrop Employees”) and each former Winthrop shareholder who elected to receive Company Common Stock as Merger Consideration.  The Investors’ Rights Agreement provides that shares of Company Common Stock received as Merger Consideration will be subject to a three year transfer restriction and, for any such shares held by an employee of the Company who terminates such employment without “good reason” prior to the third anniversary of the Closing, a call right in favor of the Company at a purchase price per share equal to the fair market value of Company Common Stock as of the date of the notice of the exercise of the call right.  In addition, the Investors’ Rights Agreement provides for: (i) a right of first offer in favor of the Key Winthrop Employees in the event that the Company effects or agrees to a sale of Winthrop or all or substantially all of its business or assets prior to the fifth anniversary of the Closing, and (ii) certain demand and piggyback registration rights to be available following the third anniversary of the Closing with respect to the Company Common Stock held, or to be held upon the settlement date of each applicable holder’s restricted stock unit agreement, by parties to the Investors’ Rights Agreement.

On June 22, 2012, the Board of Trustees of each Winthrop-sponsored mutual fund approved the Management Change for each such fund and on September 13, 2012, the shareholders of each such Winthrop-sponsored mutual fund approved the Management Change for each such fund.  In addition, prior to the closing date Winthrop received all other required regulatory approvals, including  approval by the Financial Regulatory Authority, Inc. (“FINRA”) relating to the change of control of Winthrop’s broker-dealer subsidiary.

In accordance with the Merger Agreement prior to the Closing, the Company obtained a ten year term, $5,000,000 keyman insurance policy on the life of Mr. Donovan, the Chief Executive Officer of Winthrop.  The Company is the beneficiary of the policy.

The Company owns certain non-strategic assets, including a 19.9% interest in MXL Operations, Inc. and interests in land and flowage rights in undeveloped property in Killingly, Connecticut.  The Company monitors these investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records impairments in carrying values when necessary.

Substantially all of the Company’s business operations are carried out through Winthrop and its subsidiaries, the Wright Companies, as described below.

The Winthrop Business

Overview

Winthrop, through its wholly-owned subsidiaries Wright Investors’ Service, Inc. (“Wright”), Wright Investors’ Service Distributors, Inc. (“WISDI”) and Wright’s wholly-owned subsidiary, Wright Private Asset Management, LLC (“WPAM”) (collectively, the “Wright Companies”), offers investment management services,  financial advisory services and investment research to large and small investors, both taxable and tax exempt.  For more than 50 years, the Wright Companies have assisted institutions, plan sponsors, bank trust departments, trust companies and individual investors in achieving their financial objectives.  The management approach is to invest assets prudently by balancing risk and return.

Investment Management Services

At the center of the Wright Companies’ investment process is the Wright Investment Committee.  The Committee consists of a select group of senior investment professionals who are supported by an experienced staff.  This staff provides multilevel analyses of the economy and investment environments.  Their analysis includes a report and projection of corporate earnings and interest rates and an assessment of the impact of the economic forecasts on market sectors, individual securities and client portfolios.

Wright markets its investment management products and services to plan sponsors, trade unions, endowments, corporations, state and local governments, municipalities and foundations.  The Wright products include equity, fixed income and balanced portfolios for various plan types, including defined benefit, annuity, self-directed and 401(k), health and welfare and education and training plans. In addition, Wright helps bank trust departments and trust companies satisfy part or all of their investment management functions.  Wright delivers fiduciary level investment management services to these institutions’ clients by providing active oversight of each account's asset allocation and security selection.  Its offerings include investment management solutions utilizing individual securities or mutual funds. Mutual fund models developed by Wright utilize a combination of Wright Mutual Funds as well as mutual funds from other investment managers.

WPAM offers programs to support high net worth investors and other individual investors.  WPAM manages a variety of accounts including: discretionary investment accounts, individual retirement accounts (IRAs), 401k plans and accounts for non-corporate fiduciaries, such as trustees, executors, guardians, personal representatives, attorneys and other professionals who are responsible for the assets of others and must manage those assets in accordance with the Prudent Investor Act.  This investment process, developed and monitored by the Wright Investment Committee, and related investment strategies, are utilized to address the objectives of WPAM clients.

Wright-Managed Mutual Funds

Wright, through its WISDI affiliate, offers a diversified family of mutual funds. Wright Mutual Funds are utilized by the Wright Companies and others to build or supplement managed investment portfolios designed to address clients’ financial objectives. Following is a brief description of the five Wright-managed mutual funds.

Wright Major Blue Chip Fund (WQCEX).  The fund invests primarily in larger companies on the Approved Wright Investment List (“AWIL”) which meet or exceed the fundamental standards of investment quality established by Wright, or are leaders in their industry, and which have a superior investment outlook.  The fund’s investment objective is long-term total return consisting of price appreciation plus income.  The fund’s benchmark is the S&P 500 index.

Wright Selected Blue Chip Fund (WSBEX).  The fund invests primarily in mid-cap companies on AWIL which meet or exceed the fundamental standards of investment quality established by Wright, or are leaders in their industry, and which have a superior investment outlook.  The fund’s investment objective is long-term total return consisting of price appreciation plus income.  The fund’s benchmark is the S&P 400 index.

Wright International Blue Chip Equities Fund (WIBCX).  The fund invests in well-established non-U.S. companies that meet strict quality standards.  The fund may purchase equity securities traded on foreign exchanges or traded in the U.S. through American Depository Receipts (ADRs).  The fund’s investment objective is long-term total return consisting of price appreciation plus income.  The fund’s benchmark is the MSCI Developed World ex-U.S. Index.

Wright Current Income Fund (WCIFX).  The fund invests in mortgage pass-through securities of the Government National Mortgage Association (GNMA) and may invest in other debt obligations issued or guaranteed by the U.S. government or any of its agencies. The fund’s investment objective is a high level of current income consistent with moderate fluctuations of principle.  The fund’s benchmark is the Barclay’s GNMA index.

Wright Total Return Bond Fund (WTRBX).  The fund invests in U.S. government and investment-grade corporate fixed income securities.  The average weighted maturity will vary from one to 30 years depending on the economic outlook and expected trend of interest rates.  The fund’s investment objective is a superior rate of total return consisting of income plus price appreciation.  The fund’s benchmark is the Barclay’s U.S. Aggregate Index.

Research Products

Winthrop, doing business as Wright Investors Service, was originally founded as a research organization in 1960.  Winthrop develops and publishes investment research reports on over 35,000 companies worldwide along with its established investment commentaries on the economy and investment markets. The main components of Winthrop’s research products consist of fundamental company data and the proprietary Wright Quality Ratings®.  The Winthrop developed research products are marketed primarily to institutional investors.  These reports are primarily distributed through investment industry distributors such as Thomson Reuters, CapitalIQ and FactSet Research Systems, and to Winthrop’s own investment management clients.

The primary investment research products provided for sale and distribution by Winthrop to investors are:

1.  Wright Reports. A comprehensive research report with up to ten years of fundamental information that is presented in a consistent (i.e. unified) format for over 35,000 companies in 63 countries.

2.  One-Page Report.  A concise company specific single page report with up to ten years of history that contains valuation ratios, earnings and dividends.

3.  Wright Industry Averages Reports.  Consolidated reports prepared on a Global and Regional basis for a select number of industries.  Data for the companies that comprise the industry composites are extracted from the Wright Reports’ data files for the underlying companies.

4.  CorporateInformation.com. An online commercial website which offers subscription access to the entire universe of Wright Reports. A single company report can also be purchased on the website.

5.  Wright Fiduciary Lists.  Winthrop produces and markets, as part of Winthrop’s Research Service, the AWIL and Supplemental List.  AWIL consists of those domestic and international companies that meet Wright’s investment quality standards.  The Supplemental List contains other domestic and international companies that are fiduciary grade but fail to meet certain of Wright’s AWIL standards.  The research package, in addition to the fiduciary lists, includes economic and investment market reports plus access to the universe of companies contained in CorporateInformation.com. Also included is Winthrop’s concise One-Page Report.

Competition

The investment advisory, investment management and investment research industries are highly competitive. There are few barriers to entry for new firms, and consolidation within the industry continues to alter the competitive landscape. We continuously encounter competitors in the marketplace who offer similar investment strategies and services. Although no one company dominates the asset management industry, many companies are larger, better known and have greater resources than we do.  We compete with a large number of global and U.S. investment advisers, commercial banks, broker/dealers, insurance companies and other financial institutions. Many of our competitors offer more investment strategies and services than we do and have substantially greater assets under management.

We compete primarily on the basis of investment philosophy, investment performance, range of investment strategies and features, reputation, quality of client service, fees charged, the level and type of compensation offered to key employees, and the manner in which investment strategies are marketed. We believe that our investment style, investment strategies, and distribution channels enable us to compete effectively in our industry. While we believe we will continue to be successful in growing our assets under management (“AUM”), it may be necessary to expend additional resources to compete effectively. Our competitive success will depend upon our ability to develop and market investment strategies, adopt or develop new technologies, and continue to expand our relationships with existing clients and attract new clients. Our ability to compete also depends on our ability to attract and retain key employees while managing our compensation and other costs.

Customers

Our investment advisory client base consists of a large number of geographically diverse clients across many industries. We provide investment management services to a broad range of clients, including mutual funds, retirement plans, public pension funds, endowments, foundations, financial institutions and high net worth individuals. We strive to expand our client base by attracting new clients and earning additional business from our existing clients. As of December 31, 2012, no single client’s assets managed by us represented more than 10% of our AUM.

Our client base for research services consists of individuals and companies who access our reports through various distributors or through our own website, www.corporateinformation.com. Historically, approximately 85% of our research revenue has been derived from Thomson Reuters.

 Intellectual Property

We maintain a number of trademarks, copyrights, trade secrets and licenses to intellectual property owned by others.  Our trademarks relate to our company names and certain products we provide and expire at various dates ranging from 2013 to 2020.  Although in aggregate our intellectual property is important to our operations, we do not consider any single trademark, copyright, trade secret or license to be of material importance to any segment or to our business as a whole.

Governmental Regulations

Our business is subject to various federal and state laws and regulations.  Under these laws and regulations, agencies that regulate investment advisers have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser from carrying on its business in the event the adviser fails to comply with such laws and regulations. Possible sanctions that may be imposed include civil and criminal liability, the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines.

Each of Winthrop, Wright and WPAM is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”). As SEC registered investment advisers, Winthrop, Wright and WPAM are subject to the requirements of the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), the SEC’s regulations thereunder, and examination by the SEC. Requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, disclosure obligations, record keeping and reporting obligations, and general anti-fraud prohibitions. Moreover, in Wright’s role as the investment advisor to mutual funds, Wright is subject to the requirements of the Investment Company Act of 1940, as amended (the “Investment Company Act”), the SEC’s regulations thereunder, and examination by the SEC.    The Investment Company Act regulates the relationship between a mutual fund and its investment adviser and imposes obligations, including detailed operational requirements for both the funds and their advisers, which are in addition to those imposed by the Investment Advisers Act.   Additionally, an investment adviser’s advisory agreement with a registered fund may be terminated by the fund on not more than 60 days’ notice, and is subject to renewal annually by the fund’s board after an initial two-year term.

Under the Investment Advisers Act, investment advisory agreements may not be assigned without the client’s consent. Under the Investment Company Act, investment advisory agreements with registered funds, such as the funds that Wright advises, terminate automatically upon assignment. The term “assignment” is broadly defined and includes direct assignment as well as assignments that may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling interest in Wright.  The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment adviser’s registration. The failure of the Wright Companies, or the registered funds for which Wright serves as the investment adviser, to comply with the requirements of the SEC could have a material adverse effect on us.

To the extent that any of the Wright Companies is a “fiduciary” under the Employment Retirement Act of 1974, as amended (“ERISA”) with respect to benefit plan clients, it is subject to the requirements of ERISA, and to regulations promulgated by the U.S. Department of Labor thereunder. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”),  impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients, and provide monetary penalties for violations of these prohibitions. Failure to comply with these requirements could have a material adverse effect on our business.

Our subsidiary, WISDI is registered as a broker/dealer with the SEC and is a member of FINRA.  As a registered broker/dealer, WISDI is subject to the regulation by the SEC.  However, much of the regulation of broker/dealers has been delegated to self-regulatory organizations, primarily FINRA.  These self-regulatory organizations adopt rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms’ operations.  Broker/dealers are also subject to regulation by state securities commissions in the states in which they are registered.

Our trading activities for client accounts are regulated under the Exchange Act, as well as the rules of various U.S. and non-U.S. securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of trading requirements (e.g., volume limitations and reporting obligations) and market regulation policies in the United States and abroad.

The preceding descriptions of the regulatory and statutory provisions applicable to us are not complete and are qualified in their entirety by reference to their respective statutory or regulatory provisions.

Regulatory Reform

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”) was signed into law in the United States. The DFA is expansive in scope and requires the adoption of extensive regulations and numerous regulatory decisions in order to be implemented. The ultimate adoption of these regulations and decisions will determine the impact of the DFA on us. It is difficult to predict the ultimate effects that the DFA, or subsequent implementing regulations and decisions, will have upon our business and results of operations. The DFA and its regulations, other new laws or regulations, changes in rules promulgated by either the SEC or federal and state regulatory authorities or self-regulatory bodies, or changes in the interpretation or enforcement of existing laws and rules could materially and adversely impact the scope or profitability or our business.

Employees

At December 31, 2012, Winthrop employed 35 full-time employees, including 8 investment management, research and trading professionals, 9 marketing and client service professionals and 18 operations and business management professionals. None of our employees are subject to any collective bargaining agreements.

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

Employees

The Company employed a total of 4 employees at the corporate level as of December 31, 2012, of which 3 were full-time employee.

Item 1A.  Risk Factors.

Risks Related to our Business

 As an investment management firm, risk is an inherent part of our business.  Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks.  Our business, financial condition, operating results or non-operating results could be materially adversely affected, or our stock price could decline as a result of any of the following risks:

Risks Relating to Wright’s Business and Competition

Our business revenue is dependent on fees earned from the management of client accounts and the distribution of financial and research products and services.

A significant portion of our revenues is derived from fees generated from the investment management of client accounts.  Client account terminations or increased investor redemptions would reduce the level of fees collected from the investment management services we provide.  Investment management fees received may also decline over time due to factors such as: increased competition, renegotiation of investment advisory agreements and the introduction of new, lower-priced investment products and services.  Changes in account market values or in the fee structure of asset management accounts could negatively affect our revenues and our business and financial condition.  Asset management fees are typically based on the level of assets under management, which in turn are affected by the net inflows and outflows of client funds and changes in the market values of securities held.  Below average investment performance could result in a loss of managed accounts (and associated fee revenue) and make it more difficult to attract new clients, thus further affecting our business and financial condition.  Additionally, in periods of market declines, the level of assets under management may correspondingly decline, resulting in lower fee revenue.

A portion of our revenues is derived from the distribution of financial products, such as mutual funds.  Changes in the investment performance, structure or amount of the fees paid by the sponsors of these products could directly affect our revenue and our business and financial condition.  Poor service or performance of the financial products that we offer or competitive pressures on pricing of such services or products may result in the loss of accounts and related revenue.  We must also monitor the pricing of our services and financial products in relation to our competitors.  On a periodic basis there may be a need to adjust our fee structure in order to remain competitive.  Competition from other financial services firms could adversely impact our business.  The decrease in revenue that could result from any of the events described in this paragraph could have a material adverse effect on our business.

Revenues are also derived from the distribution of investment research directly and through several third parties who act as distributors of such research content.  The fees paid by the end client are divided between Winthrop and the distributor.  Existing agreements in place with third party distributors, primarily Thomson Reuters, allow for the renegotiation of the revenue split, which could result in a decline in revenue to Winthrop.  See “Management’s Discussion and Analysis- Revenue- Revenue from Financial research and related data” - The underlying data we utilize to produce our investment research is obtained from a third-party Worldscope/Disclosure LLC (“Worldscope”), which is owned by Thomson Reuters,  at no cost to us.  However in 2014, we will have to start paying for updates to the data (at most favored vendor cost) and in 2024 such agreement will terminate.  The revised terms of such agreement may alter our ability to produce investment research on favorable terms and may cause our revenue from the sale of such research products to decline.

Our investment advisory contracts may be terminated or may not be renewed by clients, and clients may withdraw assets from our management.

Separate account clients may terminate their investment advisory contracts with the Wright Companies or withdraw funds on short notice and investors in Wright’s mutual funds may withdraw on a daily basis.  The Wright Companies have, from time to time, lost separate accounts and could, in the future, lose accounts or significant assets due to various circumstances, such as adverse market conditions or poor performance.

Additionally, Wright manages its U.S. mutual funds under investment advisory agreements with the funds that must be renewed and approved by the funds’ boards of trustees annually after an initial two-year term.  A majority of the trustees of each such fund’s board of trustees are independent from us.  Consequently, there can be no assurance that the board of trustees of each fund managed by Wright will approve the fund’s investment advisory agreement each year, or will not condition its approval on the terms of the investment advisory agreement being revised in a way that is adverse to Wright.

We rely on outsourced service providers to perform key functions.

We rely on outsourced service providers to perform certain key technology, processing support and administrative functions.  If we need to replace any of these service providers, we believe we have the resources to make such transitions with minimal disruption; however, it is difficult to accurately predict the expense and time that would be required

We may be exposed to litigation and reputational risks due to misconduct or errors by our employees or advisors.

Many aspects of our business involve substantial liability risks, arising from our normal course of operations. Risks associated with potential litigation are often difficult to assess or quantify.  The existence and magnitude of potential claims often remain unknown for significant periods of time.  We cannot dismiss the possibility of misconduct and errors committed by our employees and advisors.  Precautions that we take to prevent and detect these activities may not be effective in all cases.  There is also the possibility that employees may not fully understand our clients’ needs or risk tolerances.  Such failures, for example, may result in the recommendation or purchase of a portfolio of assets that is not suitable for the client.  To the extent we fail to know a client’s objectives or improperly advise it, we could be found liable for losses or unrealized gains anticipated by the client.  Such occurrences could harm our reputation and profitability and result in financial loss (some or all of which is not covered by insurance policies).  When clients retain us to manage assets or provide products or services on their behalf, they often specify guidelines or contractual requirements that we are required to observe in the provision of our services.  A failure to comply with these guidelines or contractual requirements could result in damage to our reputation or in our clients seeking to recover losses, withdrawing their assets or terminating their contracts with us, any of which could cause Wright’s revenues and earnings to decline. Misconduct and errors by our employees and our advisors could potentially result in legal violations by us, regulatory sanctions and serious reputational and/or financial harm.  There cannot be complete assurance that misconduct and errors by our employees and advisors will not result in a material adverse effect on our business.

Maintaining our reputation is critical to the maintenance and acquisition of clients, fund investors and employees.  Failure or perception of failure in dealing with reputational issues could seriously harm our business prospects.  These issues include, but are not limited to, potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, record-keeping, sales and trading practices, and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in our products.  Any negative publicity that may arise from any of such issues may also result in diminished business prospects.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risks, including risks from conflicts of interest.

We manage, monitor and control our operational, legal and regulatory risk through operational and compliance reporting systems, internal controls, management review processes and other mechanisms.  There can, however, be no assurance that our procedures will be completely effective. Furthermore, our risk management methods may not effectively predict future risk exposures, which could be significantly greater than in the past.  A failure to adequately manage our growth, or to effectively manage our risk, could materially and adversely affect our business and financial condition.

Our risk management processes include procedures and controls, currently in place, to address conflicts of interest that may arise in our business.  The failure, real or perceived, to adequately address conflicts of interest could affect our reputation, the willingness of clients to transact business with us and/or give rise to litigation or regulatory actions.  There can be no assurance that conflicts of interest that may arise will not cause material harm.

Inadequacy or disruption of our disaster recovery plans and procedures in the event of a catastrophe could adversely affect our business.

Our principal operations are located in Milford, Connecticut.  While we have a business continuity and disaster recovery plan, our operations could be adversely affected by hurricanes, snowstorms or other serious weather conditions, breach of security, loss of power, telecommunications failures, terrorist or other natural or man-made events that could affect the processing of transactions, communications and the ability of our associates to work effectively in our offices or elsewhere.  A catastrophic event could have a direct material adverse effect on our business by adversely affecting our employees or facilities, or an indirect impact on our business by adversely affecting the financial markets or the overall economy.  If our business continuity and disaster recovery plans and procedures were disrupted or unsuccessful in the event of a catastrophe, we could experience a material adverse interruption of our operations.

Our businesses depend on technology.

Our businesses rely extensively on electronic data processing and communications systems.  The effective use of technology increases efficiency and enables the firm to reduce costs while providing service to our clients.  Adapting or developing our technology systems to meet new regulatory requirements, client needs, and competitive threats is critical for our business.  Introducing technological upgrades can be challenging, and there are significant technical and financial costs and risks related to the development or adoption of new technology, including that we may be unable to use new technologies effectively or modify our applications to meet changing industry standards.

Our continued success will depend, in part, upon our ability to successfully maintain and upgrade the capability of our systems.  Our technology systems must keep pace with the needs of our clients and we must maintain a work environment that will allow us to attract and retain skilled information technology professionals.  Failure of our systems, which could result from events beyond our control, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients and damage to our reputation.

Our operations rely on the secure processing, storage and transmission of confidential and other information.  While we take protective measures and endeavor to modify our systems as circumstances warrant, the computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service (“DDOS”) attacks, computer viruses and other malicious code and other disruptive events that could impact security and/or continuity of service.  The occurrence of one or more of these events could compromise our own or our clients’ or counterparties’ confidential and other information processed, stored in and transmitted through our computer systems and networks.  It is also possible that these occurrences could cause interruptions or malfunctions in our own, our clients’, our counterparties’ or third parties’ operations or systems.  We may need to expend significant resources to analyze and strengthen our protective systems and safeguards against existing and developing threats.  Additionally we may be subject to litigation and financial loss some or all of which is not covered by insurance policies as a result of one or more of these events.

Growth of our business could increase our costs and subject us to regulatory risks.

We may incur significant expenses related to the organic growth of our existing businesses or due to the integration of strategic acquisitions or investments that might arise from time to time.  Our overall profitability would be negatively affected if the expenditures associated with such growth do not generate sufficient revenue to offset these costs.

Organizational growth may also create a need for additional compliance, documentation, risk management and internal control procedures.  We may need to hire additional personnel to monitor such procedures.  If our personnel or such procedures are not adequate to appropriately monitor business growth, we could be exposed to a material loss or possible regulatory sanctions.

We face intense competition.

We are engaged in a highly competitive industry.  We compete on the basis of a number of factors, including the ability of our investment professionals and associates to perform, the quality of our products and services, and our reputation in various markets.  To remain competitive, our future success also depends in part on our ability to develop and enhance our products and services.  Additionally, the adoption of new internet, networking and telecommunication technologies could require us to incur substantial expenditures to enhance or adapt our products, services or infrastructure.  An inability to develop new products and services, or enhance existing offerings, could have a material adverse effect on profitability.

Over time there has been substantial consolidation and convergence among companies in the financial services industry which has significantly increased the capital base and geographic reach of our competitors.  Our ability to develop and retain our client base depends on the reputation, judgment, business generation capabilities and skills of our employees.  Competition for personnel within the financial services industry is intense.  There can be no assurance that we will be successful in our efforts to recruit and retain required personnel.  As competition for skilled professionals in the industry increases, we may have to devote significantly more resources to attract and retain qualified personnel.  This investment could have an adverse effect on our profitability, liquidity and financial condition.  Additionally, our success is dependent in large part upon the services of several senior executives.  If any of our senior executives should terminate their employment and we are unable to find suitable replacements promptly, our business and operational results may be detrimentally impacted.

Legal and Regulatory Risks

Failure to comply with capital requirements could subject us to suspension, revocation or fines by the SEC, FINRA or other regulators.

Our subsidiary, WISDI, is registered as a broker-dealer under the Exchange Act and is subject to regulation by FINRA, the SEC and various state agencies.  Among other regulations, WISDI is subject to the SEC’s net capital rule, which requires a broker-dealer to maintain a minimum level of net capital.  The particular level varies depending upon the nature of the activity undertaken by a firm.  At December 31, 2012, WISDI exceeded its minimum net capital requirement.  The net capital rule is designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer.  In computing net capital, various adjustments are made to net worth which excludes assets not readily convertible into cash.  The rule also requires that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner to avoid over-inflation of the broker-dealer’s net capital.  A significant operating loss or any charge against net capital could adversely affect the ability of our broker-dealer to expand, or depending on the magnitude of the loss or charge, maintain its then present level of business.  FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital.  If the calculation reveals a net capital deficiency, FINRA may immediately restrict or suspend some or all of the broker-dealer’s activities.  Our broker-dealer subsidiary may not be able to maintain adequate net capital, or its net capital may fall below requirements established by the SEC and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether.  Under certain circumstances, the net capital rule may limit our ability to make withdrawals of capital and receive dividends from WISDI.

We operate in a highly regulated industry and our failure to comply with regulatory requirements could subject us to penalties and sanctions which could adversely affect our business and financial condition.

The securities industry is subject to extensive regulation.  Investment advisors and broker-dealers are subject to regulations covering all aspects of the securities business including, but not limited to, sales and trading methods, use and safekeeping of customers’ funds and securities, anti-money laundering efforts, record keeping and the conduct of directors, officers and employees.  If laws or regulations are violated, we could be subject to one or more of the following: civil liability, criminal liability, sanctions which could include the revocation of our subsidiaries’ investment adviser and broker-dealer registrations, the revocation of employee licenses, censures, fines or a temporary suspension or permanent bar from conducting business.  Even if laws or regulations are not violated, the applicable regulatory and self-regulatory agencies (such as the SEC and FINRA) may investigate possible violations, which could divert management and monetary resources.  Any of those events could have a material adverse effect on our business, financial condition and prospects.

Changes in federal, state or foreign tax laws, or the interpretation or enforcement of existing laws and regulations, could adversely impact operational results.  Regulatory actions brought against us may result in judgments, settlements, fines, penalties or other liabilities and could lead to litigation by our clients.  These occurrences could have a material adverse effect on our business, financial condition and results of operation or cause us serious reputational harm.

Changes in regulations resulting from either the Dodd-Frank Act or any new regulations may adversely affect our business.

Significant developments in the investment markets and economy over the past several years have led to new legislation and numerous proposals for changes in the regulation of the financial services industry.  These proposals include the implementation of substantial additional legislation and regulatory controls in the U.S. and abroad.  The Dodd-Frank Act enacted sweeping changes in the supervision and regulation of the financial services industry.  These changes were designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide for greater protection of individual consumers and investors.  Certain elements of the Dodd-Frank Act became effective immediately in 2010, while the details of many of the other provisions are subject to additional study and final rule writing by various regulatory agencies.  The ultimate impact that the Dodd-Frank Act will have on the Wright Companies, the financial industry and the economy cannot be known until all such rules and regulations called for under the Dodd-Frank Act have been finalized and implemented.

The Dodd-Frank Act may impact the manner in which we market our products and services, manage our business and its operations and interact with regulators.  The provisions of this Act when fully implemented could materially impact our results of operations, financial condition and liquidity.  The Dodd-Frank Act and other new laws and regulations can be expected to place greater compliance and administrative burdens on the Wright Companies, which likely would increase our expenses without increasing revenues and could adversely impact our business operations.  In addition, new regulations could require the Wright funds to reduce the level of certain mutual fund fees paid to Wright or WISDI or require us to bear additional expenses, which would affect our operating results.  Further, adverse results of regulatory investigations of mutual fund, investment advisory and financial services firms could tarnish the reputation of the financial services industry generally and mutual funds and investment advisers more specifically, causing investors to avoid further fund investments or redeem their account balances. Redemptions would decrease the assets under management by the Wright Companies, which would reduce our advisory revenues and net income.

Failure to comply with restrictions imposed under ERISA and Internal Revenue Code with respect to certain plans could result in penalties against us.

To the extent that a client is an employee benefit plan that is subject to the fiduciary requirements of Title I of ERISA or a plan or individual retirement account (IRA) that is subject to Section 4975 of the Internal Revenue Code we are subject to the requirements and restrictions imposed by such laws. In particular, to the extent that we act as a fiduciary to such benefit plans and IRAs, we must perform our fiduciary duties for them in accordance with the strict requirements of ERISA and the Internal Revenue Code and must avoid certain transactions that are prohibited under those laws. Our failure to comply with these requirements could subject us to significant liabilities and excise taxes that could have a material adverse effect on our business.

The soundness of other financial institutions and intermediaries could adversely affect us.

We face the risk of operational failure, termination or capacity constraints of any of the broker-dealers or other financial intermediaries that we use to facilitate our securities transactions or that maintain custody of our clients’ assets.  As a result of the consolidation over the years by financial intermediaries, our reliance on certain financial institutions has increased.  This increased dependence could impair our ability to locate adequate and cost-effective alternatives should the need arise.  The failure, termination or constraints imposed by these intermediaries could adversely affect our ability to execute transactions, service our clients and manage our risk exposure.

Our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Most financial services institutions are interrelated as a result of trading, clearing, funding, counterparty or other relationships. We have exposure to many investment industry counterparties, through which we routinely execute transactions.  These counterparties include: brokers and dealers, commercial banks, mutual funds and others.  Consequently, defaults, rumors or disparaging questions about the financial condition of, one or more financial services institutions, or the financial services industry generally, could lead to losses or defaults by us or related institutions. Many of these transactions expose us to credit risk in the event of default or acquisition of our counterparties or clients.

 Risks Related to the Company

Risks Related to Strategic Acquisitions and the Integration of Acquired Operations for Wright Holdings

We may be unable to successfully integrate additional acquired businesses into our existing business and operations, which may adversely affect our cash flows, liquidity and results of operations.

The Company intends to acquire interests in one or more operating businesses in the asset management space that it believes will be synergistic with Winthrop.  This strategy may not be effective, and failure to successfully develop and implement this strategy may decrease earnings and harm the Company’s competitive position in the investment management industry.  We may not be able to find suitable businesses to acquire at acceptable prices, and we may not be able to successfully integrate or realize the intended benefits from any such acquisitions.  In addition, we may issue our stock as consideration for such acquisitions, which could cause the market price for our common stock to decline.

We may be adversely affected if the firms we acquire do not perform as expected.

Even if we successfully complete acquisitions in the asset management space and successfully integrate the acquired businesses, we may be adversely affected if the acquired firms do not perform as expected.  The firms we acquire may perform below expectations after the acquisition for various reasons, including the loss of key clients, employees and/or financial advisors after the acquisition closing, general economic factors, the cultural incompatibility of an acquired firm’s management team with us and legislative or regulatory changes that affect the products in which a firm specializes.  The failure of firms to perform as expected at the time of acquisition may have an adverse effect on our earnings and revenue growth rates, and may result in impairment charges and/or generate losses or charges to earnings.

We face numerous risks and uncertainties as we expand our business.

We may seek to expand our business through strategic acquisitions.  As we expand our business, there can be no assurance that our financial controls, the level and knowledge of our personnel, our operational abilities, our legal and compliance controls and our other corporate support systems will be adequate to manage our business and our growth.  The ineffectiveness of any of these controls or systems could adversely affect our business and prospects.  In addition, as we acquire new businesses, we face numerous risks and uncertainties integrating their controls and systems into ours, including financial controls, accounting and data processing systems, management controls and other operations.  A failure to integrate these systems and controls, and inefficient integration of these systems and controls, could adversely affect our business, cash flows and results of operations.

Risks Related to Owning Wright Holdings Stock

A large portion of our common stock is held by a small group of large shareholders.  Future sales of our common stock in the public market by the Company or its large stockholders could adversely affect the trading price of our common stock.

As of December 31, 2012, Bedford Oak Advisors, LLC and GAMCO Investors, Inc. beneficially owned 28.21% and 13.02% of the Company’s capital stock, respectively.  Bedford Oak Advisors, LLC is controlled by Mr. Harvey P. Eisen.  Mr. Eisen beneficially owned at such date 37.27% of the Company’s common stock, which amount includes the 28.21% beneficially owned by Bedford Oak Advisors, LLC.  The Company has entered into Investor Rights Agreements with former Winthrop stockholders that received shares of our common stock in connection with the Winthrop transaction.  The Investor Rights Agreement is a registration rights agreement, which include both customary demand and “piggyback” registration provisions, allow the respective stockholders to cause us to file one or more registration statements for the resale of their respective shares of the Company’s common stock and cooperate in certain underwritten offerings.  Sales by us or our large stockholders of a substantial number of shares of our common stock in the public market pursuant to registration rights or otherwise, or the perception that these sales might occur, could cause the market price of our common stock to decline.

Our common stock is thinly traded, which can cause volatility in its price.

Our stock is thinly traded due to our small market capitalization and the high level of ownership of our common stock by a small group of shareholders.  Thinly traded stock can be more susceptible to market volatility.  This market volatility could significantly affect the market price of our common stock without regard to our operating performance.

Possible additional issuances of our stock will cause dilution.

At December 31, 2012 we had outstanding 18,469,765 shares of our common stock, and 849,280 Restricted Stock Units, of which 479,280 are vested but are subject to post-vesting restrictions on sale for three years, and options to purchase a total of 3,300,000 shares of common stock, of which 3,116,800 were exercisable.  We are authorized to issue up to 30,000,000 shares of common stock and are therefore able to issue additional shares without being required under corporate law to obtain shareholder approval.  If we issue additional shares, or if our existing shareholders exercise their outstanding options, our other shareholders may find their holdings drastically diluted, which if it occurs, means they would own a smaller percentage of our Company.

We have agreed to restrictions and adopted policies that could have possible anti-takeover effects and reduce the value of our stock.

Several provisions of our Certificate of Incorporation and Bylaws could deter or delay unsolicited changes in control of the Company.  These include provisions limiting the stockholders’ powers to amend the Bylaws and to remove directors; prohibiting the stockholders from increasing the size of the Board of Directors or from filling vacancies on the Board of Directors (unless there are no directors then in office); and prohibiting stockholders from calling special meetings of stockholders or acting by written consent instead of at a meeting of stockholders.  Our Board of Directors has the authority, without further action by the stockholders, to fix the rights and preferences of and issue preferred stock.  These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in control or management of the Company including transactions in which stockholders might otherwise receive a premium for their shares over the then current market prices.  These provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Winthrop leases office facilities in Milford, Connecticut under non-cancellable operating leases expiring in 2013 and has granted a sublease of a portion of the office facility which also expires in 2013.  The total annual lease cost is approximately $237,000, and Winthrop receives sublease revenue of approximately $53,000 per year.

Effective June 1, 2010, the Company relocated its headquarters to the offices of Bedford Oak Advisors, LLC in Mount Kisco, New York. The Company is subleasing a portion of the space and has access to various administrative support services on a month-to-month basis at the rate of approximately $19,700 per month.  As a result of the Merger Agreement with Winthrop, the Company transitioned from a “shell company” as defined in Rule 12b-2 of the Exchange Act, into an operating company.  As a result, on October 31, 2012 the Company’s Audit Committee approved an increase to approximately $40,700 (effective as of September 1, 2012) in the monthly sublease and administrative support services rate, which increased rate the Company believes is necessary to provide for the increased personnel and space requirements necessary for an operating company.   See “Certain Relationships and Related Transactions, and Director Independence” below.

Item 3.  Legal Proceedings.

On or about May 17, 2011, the Merit Group, Inc. (“Merit”) filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of South Carolina. On or about December 14, 2011, the Official Committee of Unsecured Creditors of TMG Liquidation Company (formerly known as The Merit Group, Inc.) filed in that court an adversary proceeding against the Company (the “Avoidance Action”) now captioned CohnResnick LLP, as Plan Administrator v. National Patent Development Corp. (In re TMG Liquidation Co.). The Avoidance Action seeks, among other things, to avoid and recover the consideration paid by Merit to the Company for the purchase of Five Star Products, Inc. (“Five Star”) from the Company under the Stock Purchase Agreement, dated January 15, 2010 (the “Agreement”), as a constructive fraudulent transfer under sections 548, 550, and 551 of the Bankruptcy Code. Management believes the claim is without merit and the Company intends to vigorously defend against the Avoidance Action.

 Indemnification of Directors and Officers

Section 145 of the Delaware General Corporation Law (the “DGCL”) provides, generally, that a corporation shall have the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding (except actions by or in the right of the corporation) by reason of the fact that such person is or was a director, officer, employee or agent of the corporation against all expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. A corporation may similarly indemnify such person for expenses actually and reasonably incurred by such person in connection with the defense or settlement of any action or suit by or in the right of the corporation, provided that such person acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, and, in the case of claims, issues and matters as to which such person shall have been adjudged liable to the corporation, provided that a court shall have determined, upon application, that, despite the adjudication of liability but in view of all of the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which such court shall deem proper.

The Company’s certificate of incorporation and bylaws provide that, subject to limited exceptions and requirements, the Company is required to indemnify its directors and officers, and each person serving at the request of the Company as a director, officer, incorporator, partner, manager or trustee of another entity, to the fullest extent permitted by the DGCL.  The Company’s bylaws also provide that, subject to limited exceptions and requirements, the Company is required to advance to such persons expenses (including attorneys fees) incurred by them in defending and preparing for the defense of any proceeding or investigation in respect of which indemnification may be available.

Section 102(b)(7) of the DGCL provides, generally, that the certificate of incorporation of a corporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, provided that such provision may not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under section 174 of Title 8 of the DGCL, or (iv) for any transaction from which the director derived an improper personal benefit. No such provision may eliminate or limit the liability of a director for any act or omission occurring prior to the date when such provision became effective.  The Company’s certificate of incorporation contains such a provision limiting the personal liability of the Company’s directors to the extent permitted by the DGCL.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters.

The following table presents the high and low bid and asked prices for the Company’s common stock for 2012 and 2011.  The Company’s common stock, $0.01 par value, is quoted on the OTC Bulletin Board.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Quarter	High	Low

2012	First	$3.02	$1.75
	Second	$3.09	$2.83
	Third	$3.02	$2.60
	Fourth	$2.75	$2.45

2011	First	$1.60	$1.41
	Second	$1.60	$1.47
	Third	$1.65	$1.45
	Fourth	$1.90	$1.30

The number of stockholders of record of the Company’s common stock as of March 20, 2013 was 905 and the closing price on the OTC Bulletin Board of such common stock on that date was $2.30 per share.

The Company did not declare or pay any cash dividends on its common stock in 2012 or 2011. The Company currently intends to retain future earnings to finance the growth and development of its business and does not intend to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At December 31, 2012 and 2011, the Company had repurchased 1,791,821 shares of its common stock and a total of 3,208,179 shares, remained available for repurchase at December 31, 2012.  There were no common stock repurchases made by or on behalf of the Company during the year ended December 31, 2012

Item 6.  Selected Financial Data.

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

Five Star’s results of operations for the year ended December 31, 2012 and 2011 has been accounted for as a discontinued operation in the consolidated statements of operations. (see Note 3 to the Consolidated Financial Statements).

Upon the consummation of the Five Star Sale, we became a “shell company”, as defined in Rule 12b-2 of the Exchange Act.  Because we were a shell company, our stockholders are unable to utilize Rule 144 to sell “restricted stock” as defined in Rule 144 or to otherwise use Rule 144 to sell our securities, and we are ineligible to utilize registration statements on Form S-3 or Form S-8 for so long as we remain a shell company and for 12 months thereafter.  As a consequence, among other things, the offering, issuance and sale of our securities is likely to be more expensive and time consuming and may make our securities less attractive to investors.  See “Item 1. Business – Nature of Our Business Following the Five Star Sale”, and “Item 1A. Risk Factors”.

On December 19, 2012 (the “Closing Date”) the Company, completed the acquisition of Winthrop, an investment management, financial advisory and investment research firm, pursuant to the Merger Agreement dated June 18, 2012. In accordance with the Merger Agreement, a wholly-owned newly formed subsidiary of the Company, was merged with and into Winthrop and Winthrop became a wholly-owned subsidiary of the Company (see Note 2 to the Consolidated Financial Statements).

As a result of the completion of the Merger described above, the Company is no longer a “shell company” as that term is defined in Rule 405 under the Securities Act, and Rule 12b-2 under the Exchange Act.  As more fully described below, substantially all of the Company’s business operations are carried out through Winthrop and its subsidiaries, the Wright Companies.

Our Board of Directors is considering strategic uses for the Five Star Sale proceeds including, without limitation, using such funds, together with other funds of the Company, to develop or acquire interests in one or more operating businesses.    Prior to the acquisition of Winthrop the Five Star Sale proceeds have been, and we anticipate will continue to be, invested in high-grade, short-term investments (such as cash and cash equivalents) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation, until such time as we need to utilize such funds, or any portion thereof, for the purposes described above.  We have not distributed, and do not anticipate distributing, the proceeds of the Five Star Sale to our stockholders.

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

Significant Developments – Acquisition

On the Closing Date, 881,206 shares of Company Common Stock were issued by the Company as merger consideration to those holders of Winthrop Common Stock who elected to receive Company Common Stock as merger consideration and the Company paid cash totaling $4,852,000 to those holders of Winthrop Common Stock who elected to receive cash as merger consideration. Pursuant to the Merger Agreement and an Investors’ Rights Agreement, holders of Winthrop Common Stock who elected to receive Company Common Stock as merger consideration are subject to a three-year transfer restriction on such Company Common Stock. Further, the Company has agreed to pay contingent consideration in cash to a holder of Winthrop common stock who received 852,228 shares of Company Common Stock to the extent that such shares have a value of less than $1,900,000 on the expiration of the three year period based on the average closing price of the Company’s Common Stock for the ten trading days prior to such date. The total purchase price for Winthrop was $7,069,000 (see Note 2 to the Consolidated Financial Statements).

Pursuant to the Merger Agreement, the Company has entered into employment agreements with four key Winthrop employees having initial terms of five years for one employee and three years for three employees which provide for compensation in the form of base salary, various bonuses and restricted stock units, representing Company Common Stock (“RSUs”).  The employment agreements provide for automatic annual renewals unless notice of non-renewal is given at least six months prior to the applicable employment period. See Notes 12 and 14(c) to the Consolidated Financial Statements.

The Company’s results of operations for the year ended December 31, 2012 include the operating results of Winthrop for the 12 days ended December 31, 2012.

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

In connection with the sale of Five Star, the Company is responsible for all activities necessary to achieve compliance with the Connecticut Transfer Act, including receipt of approval from the Connecticut Department of Environmental Protection (“CTDEP’) and implementation of a remediation plan, if required, with respect to environmental obligations related to Five Star’s Connecticut warehouse. In May 2012, the Company satisfied its remediation and environmental obligations with the CTDEP.  For the year ended December 31, 2012 the Company expensed an additional $28,000 to complete the Connecticut Transfer Act Process with the CTDEP. For the year ended December 31, 2011, the Company has accrued an additional $40,000 for estimated costs associated with completing the Connecticut Transfer Act process with the CTDEP.  Such amount is included in loss from discontinued operations. During 2011the Company  satisfied its remediation and environmental obligations with the New Jersey Department of Environmental Protection.

 Investment in undeveloped lands

The Company owns certain non-strategic assets, including an investment and interests in land and flowage rights in undeveloped property in Killingly, Connecticut.

Investments

The Company holds 19.9% equity investments in MXL Operations Inc. (MXL), which acquired the assets of its former subsidiary, which was engaged in the plastic molding and precision coating businesses. The investment is included in other assets and accounted for at cost of $275,000 under ASC 325, Investments- Other. The Company monitors these investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records impairments in carrying values when necessary.

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

Cash and cash equivalents

The consolidated financial statements include the accounts of the Company and its subsidiaries all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fair value of financial instruments.

The carrying value of cash and cash equivalents and accounts payable approximate estimated fair values because of short maturities.

Cash equivalents are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. At December 31, 2012, the Company’s Winthrop subsidiary has certain tradable marketable securities. Short-term investments, principally in Company managed mutual funds and separate securities accounts, are stated at the net asset value of the funds or the year-end closing price of the underlying security.  All investments are classified as Level 1 investments. See Note 5 to the Consolidated Financial Statements.

Employees’ stock based compensation.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The valuation provisions of ASC 718 apply to new grants and to grants that were outstanding as of the effective date of ASC 718 and are subsequently modified. See Note 12 to the Consolidated Financial Statements for further information regarding our stock-based compensation assumptions and expense.

Income taxes

Income taxes are provided for based on the asset and liability method of accounting. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Assets Under Management (AUM)

Winthrop earns revenue primarily by charging fees based upon AUM.  At December 31, 2012, AUM was $1.48 billion.

Results of Operations

Year ended December 31, 2012 compared to the year ended December 31, 2011

On January 15, 2010, the Company completed the sale of all the issued and outstanding stock of Five Star under the Stock Purchase Agreement between the Company and Merit dated November 24, 2009 and the results for Five Star have been treated as a discontinued operation.  On December 19, 2012, the Company completed the Merger with Winthrop, and therefore included Winthrop’s result of operations from December 20, 2012 through December 31, 2012.

For the year ended December 31, 2012, the Company had a loss from continuing operations before income taxes of $5,628,000 compared to a loss from continuing operations before income taxes of $1,794,000 for the year ended December 31, 2011.  The increased operating loss of $3,834,000 is the result of  Acquisition related costs of $1,612,000 and Retention bonuses of $2,016,000 related to the Merger with Winthrop, as well as increased General and administrative expenses (“G&A”) of $370,000.

Revenue

Winthrop markets its investment management products and services to plan sponsors, trade unions, endowments, corporations, state and local governments, municipalities and foundations.  The Winthrop products include equity, fixed income and balanced portfolios for various plan types, including defined benefit, annuity, self-directed and 401(k), health and welfare and education and training plans. In addition, Wright helps bank trust departments and trust companies satisfy part or all of their investment management functions.  Winthrop delivers fiduciary level investment management services to these institutions’ clients by providing active oversight of each account's asset allocation and security selection.  Its offerings include investment management solutions utilizing individual securities or mutual funds. Mutual fund models developed by Winthrop utilize a combination of Wright Mutual Funds as well as mutual funds from other investment managers.

WPAM offers programs to support high net worth investors and other individual investors.  WPAM manages a variety of accounts including: discretionary investment accounts, individual retirement accounts (IRAs), 401k plans and accounts for non-corporate fiduciaries, such as trustees, executors, guardians, personal representatives, attorneys and other professionals who are responsible for the assets of others and must manage those assets in accordance with the Prudent Investor Act.  This investment process, developed and monitored by the Wright Investment Committee, and related investment strategies, are utilized to address the objectives of WPAM clients.

Winthrop, through its WISDI affiliate, offers a diversified family of mutual funds. Wright Mutual Funds are utilized by the Wright Companies and others to build or supplement managed investment portfolios designed to address clients’ financial objectives. Following is a brief description of the five Wright-managed mutual funds

Revenue from Investment Management Services was $89,000 for the 12 days ended December 31, 2012.  Within this category, Winthrop primarily bills clients based on AUM values as of calendar quarters.  Revenues are primarily from fees from; (i) Taft-Hartley clients, (ii) Personal Investment Managed Accounts, (iii) and other client serviced accounts.

Revenue from Other investment advisory services was $85,000 for the 12 days ended December 31, 2012.  Other investment advisory service revenue includes: (i) revenue from Mutual Funds; (ii) fees from services provided to Bank Trust Departments; and (iii) investment income.  Revenue from Mutual Funds includes distribution fees for both Winthrop-sponsored mutual funds as well as other mutual funds and investment management fees from Winthrop-sponsored mutual funds.

Revenue from the sale of Financial research information and related data was $15,000 for the 12 days ended December 31, 2012.  Revenues are also derived from the distribution of investment research directly and through several third parties who act as distributors of such research content.  The fees paid by the end client are divided between Winthrop and the distributor.  Existing agreements in place with third party distributors, primarily Thomson Reuters, allow for the renegotiation of the revenue split, which could result in a decline in revenue to Winthrop.   In addition, the underlying data we utilize to produce our financial research and related data is primarily obtained from a third-party, Worldscope, at no cost to us.  However in 2014, the Company will have to start paying for updates to the data (at most favored vendor cost) and in 2024 such agreement will terminate.  The revised terms of such agreement may alter our ability to produce investment research on favorable terms and may cause our revenue from the sale of such research products to decline.

 Selling, general and administrative expenses

For the year ended December 31, 2012, selling, general and administrative expenses was $2,182,000 as compared to $1,812,000 for the year ended December 31, 2011.  The increased selling, general and administrative expenses of $370,000 was primarily due to increased facility costs, increased insurance expenses, as well as selling, general and administrative expenses of $260,000   incurred by Winthrop for the 12 days ended December 31, 2012, partially offset by reduced personnel expenses at the corporate level.

Income taxes

For the year ended December 31, 2011, the income tax expense related to continuing operations of $257,000 substantially represents an approximately $190,000 correction of the tax benefit recorded in the year ended December 31, 2010 attributable to alternative minimum tax implications related to the net operating loss carryback.

For the year ended December 31, 2012, the income tax benefit related to continuing operations of $614,000 represents an $800,000 tax benefit related to a net deferred tax liability recorded upon the acquisition of Winthrop.  The Company also recorded income tax expense of approximately $205,000, which was substantially related to a settlement with New York State over its tax examination of the Company’s 2008 through 2010 tax returns, as further discussed below.

Five Star is currently undergoing an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008 and is being challenged with respect to the timing of certain tax deductions.  As a result, a liability for uncertain tax positions was provided in the year ended December 31, 2010 and charged to discontinued operations.   As of December 31, 2012 and December 31, 2011, the liability related to Five Star included in the accompanying consolidated balance sheets amounted to approximately $337,000 and $313,000 respectively,  for potential federal and state tax deficiencies and related interest, of which approximately $213,000  related to additional tax, and approximately $125,000 and $100,000, respectively,  related to interest. The deficiency notice was issued on April 25, 2011. On May 17, 2011, Five Star Products Inc. and its subsidiary Five Star Group Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy code. On December 16, 2011, the Plan of Reorganization of TMG Liquidation Corp., Five Star Products Inc.’s parent corporation, was approved by the Bankruptcy Court.  Under the Plan of Reorganization, the Internal Revenue Service is authorized to pursue the Plan Administrator, who is authorized to defend the deficiency letter issued to Five Star Products, Inc.

New York State was examining the Company’s 2008 through 2010 tax returns, which was finalized in June 2012.  As a result of the examination, a liability for uncertain tax positions in the amount of $18,000 was provided for in 2011 and charged to continuing operations to account for a potential change to the Company’s capital base tax for the 2010 tax year.  During the year ended December 31, 2012, the liability for uncertain tax positions was increased by $185,000 to account for an increase in tax and related interest related to a challenge to the Company’s position for filing on a combined basis.  The Company settled with New York State for the amount of $244,000, including interest of $39,000.

The Internal Revenue Service is currently examining the Company’s 2009 and 2010 consolidated U.S. federal tax returns. The Company recorded a liability for uncertain tax positions of approximately $15,000 for an anticipated alternative minimum tax related to this examination.  Additionally, the Company anticipates a reduction in its net operating loss carryforward of approximately $500,000, the deferred tax asset of which is reduced by a valuation allowance.  As such, the Company does not anticipate the examination by the Internal Revenue Service to result in a material impact to the financial statements.

Financial condition, liquidity and capital resources

Liquidity and Capital Resources

At December 31, 2012, the Company had cash and cash equivalents totaling $18,883,000, which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s general and administrative expenses.

The decrease in cash and cash equivalents of $8,364,000 for the year ended December 31, 2012 was the result of $4,132,000 used in operations and $4,232,000 used in investing activities related to the acquisition of Winthrop.  Included in cash used in operating activities are $1,612,000 of acquisition related costs.

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

In connection with the sale of Five Star, the Company is responsible for all activities necessary to achieve compliance with the Connecticut Transfer Act, including receipt of approval from the Connecticut Department of Environmental Protection (“CTDEP’) and implementation of a remediation plan, if required, with respect to environmental obligations related to Five Star’s Connecticut warehouse.   For the year ended December 31, 2012 the Company expensed an additional $28,000 to complete the Connecticut Transfer Act process with the CTDEP. For the year ended December 31, 2011, the Company has accrued an additional $40,000 for estimated costs associated with completing the Connecticut Transfer Act process with the CTDEP.  Such amount is included in loss from discontinued operations. The Company has satisfied its remediation and environmental obligations with the New Jersey Department of Environmental Protection.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Financial Statements of Wright Investors’ Service Holdings, Inc. and Subsidiaries

Financial Statements of The Winthrop Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Wright Investors’ Service Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Wright Investors’ Service Holdings, Inc. (formerly National Patent Development Corporation), (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wright Investors’ Service Holdings, Inc. as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, on December 19, 2012, the Company, which qualified as a shell company prior thereto, acquired The Winthrop Corporation, an investment management and advisory business.

EisnerAmper LLP

New York, New York
March 29, 2013

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011
Revenues
Investment management services	$89	$-
Other investment advisory services	85	-
Financial research and related data	15	-
	189	-
Expenses
Acquisition related costs	1,612	-
Selling, general and administrative	2,182	1,812
Retention bonuses	2,016	-
	5,810	1,812

Operating loss	(5,621)	(1,812)
Investment and other income, net	(27)	18
Change in fair value of contingent consideration	20	-
Loss from continuing operations before income taxes	(5,628)	(1,794)
Income tax benefit (expense)	614	(257)
Loss from continuing operations	(5,014)	(2,051)

Loss from discontinued operations, net of taxes	(52)	(38)
Net loss	$(5,066)	$(2,089)

Basic and diluted loss per share
Continuing operations	$(0.28)	$(0.12)
Discontinued operations	(0.01)	-
Net loss	$(0.29)	$(0.12)

See accompanying notes to consolidated financial statememts.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	2012	2011
Assets
Current assets
Cash and cash equivalents	$18,883	$27,247
Short-term investments	190	-
Accounts receivable	462	-
Refundable and prepaid income taxes	40	51
Prepaid expenses and other current assets	262	77
Total current assets	19,837	27,375

Property and equipment, net of accumulated amortization of $57 and $58	52	-
Intangible assets, net	4,555	-
Goodwill	3,364	-
Investment in undeveloped land	355	355
Other assets	325	275
Total assets	$28,488	$28,005

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,875	$409
Income taxes payable	227	331
Deferred revenue	16	-
Current portion of officers retirement bonus liability	100	-
Total current liabilities	2,218	740

Liability for contingent consideration	421	-
Officers retirement bonus liability, net of current portion	781	-
Total liabilities	3,420	740

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued
Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 19,034,834 in 2012 and 18,148,710 in 2011, outstanding 18,469,765 in 2012 and 17,583,641 in 2011	190	181

Additional paid-in capital	32,788	29,928

Accumulated deficit	(6,551)	(1,485)

Treasury stock, at cost (565,069 shares in 2012 and 2011)	(1,359)	(1,359)
Total stockholders' equity	25,068	27,265
Total liabilities and stockholders’ equity	$28,488	$28,005

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011
Cash flows from operating activities

Net loss	$(5,066)	$(2,089)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	20	6
Deferred taxes	(800)
Change in liability for contingent consideration	(20)
Equity based compensation, including issuance of stock to directors	1,093	101
Changes in other operating items, net of effects of acquisition:
Accounts receivables	409
Investment securities	2
Deferred revenue	(136)
Officers retirement bonus	(5)
Refundable and prepaid income tax	11	704
Income tax payable	(114)	(103)
Prepaid expenses and other current assets	9	-
Accounts payable and accrued expenses	465	154
Net cash used in operating activities	(4,132)	(1,227)

Cash flows from investing activities
Advance to Winthrop prior to acquisition	(879)
Acquisition of Winthrop, net of cash acquired of $1,499	(3,353)	-
Cash held in escrow	-	300
Other	-	100
Net cash (used in) provided by investing activities	(4,232)	400

Net decrease in cash and cash equivalents	(8,364)	(827)
Cash and cash equivalents at the beginning of the year	27,247	28,074
Cash and cash equivalents at the end of the year	$18,883	$27,247

Supplemental disclosures of cash flow information
Net cash paid (refund received) during the year for
Income taxes	$197	$(491)

Non cash investing and financing transactions
Acquisition of Winthrop
Assets acquired	$11,675
Liabilities assumed, including $879 advance payable to the Company	(4,606)
Net assets acquired	7,069
Liability for contingent consideration	(441)
Stock issued in acquisition	(1,776)
Cash acquired in acquisition	(1,499)
Cash paid in acquisition net of cash received	$3,353

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2012 AND 2011

(in thousands, except per share data)

						Total
			Additional	Retained	Treasury	stock-
	Common stock		paid -in	earnings	stock , at	holders
	shares	amount	capital	(deficit)	cost	equity

Balance at December 31, 2010	18,140,660	$181	$29,827	$604	$(1,359)	$29,253

Net loss	-	-	-	(2,089)	-	(2,089)
Equity based compensation expense	-	-	89	-	-	89
Issuance of common stock to directors	8,148	-	12	-	-	12
Other	(98)	-	-	-	-	-
Balance at December 31, 2011	18,148,710	181	29,928	(1,485)	(1,359)	27,265

Net loss	-	-	-	(5,066)	-	(5,066)
Issuance of common stock in connection with Winthrop acquisition	881,206	9	1,767	-	-	1,776
Equity based compensation expense related to Winthrop acquisition	-	-	966	-	-	966
Other equity based compensation expense	-	-	114	-	-	114
Issuance of common stock to directors	4,918	-	13	-	-	13
Balance at December 31, 2012	19,034,834	$190	$32,788	$(6,551)	$(1,359)	$25,068

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.
Notes to Consolidated Financial Statements

1.	Description of activities

On February 4, 2013, National Patent Development Corporation changed its name to Wright Investors’ Service Holdings, Inc. (hereinafter referred to as the “Company” or “Wright Holdings”).

On January 15, 2010, the Company completed the sale to The Merit Group, Inc. (“Merit”) of all of the issued and outstanding stock of the Company’s wholly-owned subsidiary, Five Star Products, Inc., the holding company and sole stockholder of Five Star Group, Inc., for cash.   Upon the consummation of the sale, the Company became a “shell company”, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  As used herein, references to “Five Star” refer to Five Star Products Inc. or Five Star Group Inc., or both, as the context requires.

Prior to consummation of the sale, the Company’s Board of Directors believed that, although the Company was not engaged primarily in the business of investing, reinvesting or trading in securities, and did not hold itself out as being primarily engaged in those activities, the Company could, upon consummation of the sale, fall within the technical definition of “investment company” under Section 3(a)(1) of the Investment Company Act of 1940, as amended (the “Investment Company Act”).  After the sale, the Company’s Board of Directors has re-evaluated the characterization and valuation of its assets for purposes of the applicable definitions of the Investment Company Act and has concluded that the Company does not fall within the technical definition of “investment company” because the “investment securities” it holds constitute less than 40% of its total assets (exclusive of government securities and cash and certain cash equivalents).  Accordingly, the Company was not required to take any affirmative steps, including developing or acquiring interests in one or more operating businesses prior to January 15, 2011, in order to avoid becoming an “investment company” for purposes of the Investment Company Act.

On December 19, 2012 (the “Closing Date”), the Company, completed the acquisition of The Winthrop Corporation, a Connecticut corporation (“Winthrop) pursuant to that certain  Agreement and Plan of Merger (the “Merger Agreement”) dated June 18, 2012. Winthrop, through its wholly-owned subsidiaries Wright Investors’ Service, Inc. (“Wright”), Wright Investors’ Service Distributors, Inc. (“WISDI”) and Wright’s wholly-owned subsidiary, Wright Private Asset Management, LLC (“WPAM”) (collectively, the “Wright Companies”), offers investment management services,  financial advisory services and investment research to large and small investors, both taxable and tax exempt.  WISDI is a registered broker dealer with the Financial Industry Regulatory Authority, Inc. (‘FINRA”) and the Securities and Exchange Commission.  In accordance with the Merger Agreement, a wholly-owned newly formed subsidiary of the Company, was merged with and into Winthrop and Winthrop became a wholly-owned subsidiary of the Company (see Note 2).

As a result of the completion of the Merger described above, the Company is no longer a “shell company” and substantially all of the Company’s business operations are carried out through Winthrop and its subsidiaries, the Wright Companies.

2.	Acquisition

As described in Note 1, on December 19, 2012, the Company acquired 100% of the equity interests of Winthrop for 881,206 shares of Company Common Stock issued to those holders of Winthrop Common Stock who elected to receive Company Common Stock as merger consideration and the Company paid cash totaling $4,852,000 to those holders of Winthrop Common Stock who elected to receive cash as merger consideration. Pursuant to the Merger Agreement and an Investors’ Rights Agreement, holders of Winthrop Common Stock who elected to receive Company Common Stock as merger consideration are subject to a three-year transfer restriction on such Company Common Stock. Further, the Company has agreed to pay contingent consideration in cash to a holder of Winthrop common stock who received 852,228 shares of Company Common Stock to the extent that such shares have a value of less than $1,900,000 on the expiration of the three year period based on the average closing price of the Company’s Common Stock for the ten trading days prior to such date.

Pursuant to the Merger Agreement, the Company has entered into employment agreements with four key Winthrop employees having initial terms of five years for one employee and three years for three employees which provide for compensation in the form of base salary, various bonuses and restricted stock units, representing Company Common Stock (“RSUs”).  The employment agreements provide for automatic annual renewals unless notice of non-renewal is given at least six months prior to the applicable employment period. See Note 14(e).

The purchase price is comprised of the following (in thousands):

(a) Cash paid	$4,852
(b) Issuance of 881,206 common shares based on the closing price of $2.52 per share on December 19, 2012 and a 20% discount to reflect the three-year transfer restriction	1,776

(c)Fair value of contingent consideration related to guarantee of a value of certain common shares issued	441

$7,069

A liability was recognized for an estimate of the acquisition date fair value of the acquisition-related contingent consideration which may be paid.  The fair value was calculated by applying a lattice model, which takes into account the potential for the Company’s stock price per share being less than $2.23 per share at the end of the 3 year lock-up period.  The fair value measurement is based on significant unobservable inputs that are supported by little market activity and reflect the Company’s own assumptions.  Key assumptions include expected volatility (50%) in the Company’s common stock and the risk free interest rate (0.39%) during the above period.  Changes in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in earnings until the liability is eliminated or settled. The fair value of the liability was $421,000 on December 31, 2012 and accordingly, the Company recognized income of $20,000 for the change in the value for the period ended December 31, 2012.

The allocation of the purchase price to Winthrop’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill.  Factors that contributed to a purchase price resulting in the recognition of goodwill primarily relates to the Company’s effort to transition from a shell company and the belief that Winthrops’s platform will provide the Company the opportunity to grow into a significantly larger, asset management franchise over time.

For tax purposes, the Merger is treated as a taxable acquisition of Winthrop’s stock with no changes in the tax basis of Winthrop’s assets and liabilities. A net deferred tax liability has been recorded for the excess of the fair values over the tax bases of the acquired assets and assumed liabilities with a corresponding increase to goodwill.

The purchase price allocation is as follows (in thousands):

		Total estimated fair value

Current assets, including cash of $1,499		$$2,612

Intangible assets:
Investment management and advisory contracts	$3,181
Trademarks	433
Proprietary software and technology	960
		4,574
Other non-current assets		246
Goodwill		3,364
Current liabilities, including $879 payable to the Company		(2,042)
Officer retirement bonus liability		(885)
Deferred taxes payable		(800)

Total purchase price		$7,069

Legal and other acquisition-related costs aggregating $1,612,000 were incurred and charged to expense.

The accompanying consolidated financial statements include the results of operations of Winthrop from the date of acquisition. The following unaudited pro forma information presents the Company’s combined results of operations as if the acquisition of Winthrop had occurred as of January 1, 2011. The pro forma net loss reflects amortization of the amounts ascribed to intangible assets acquired in the acquisition, compensation, related to employment contracts and RSU’s granted to certain employees and adjustments to reflect increases in charges from a related party (see Note 15). The pro forma results exclude acquisition related expenses and deferred tax benefits resulting from the acquisition and reflect retention bonuses as if they were incurred in 2011 instead of 2012 (in thousands, except for per share data).

	Year Ended December 31, 2012	Year Ended December 31, 2011
Total revenue	$6,576	$6,513
Net loss	(3,001)	(6,058)
Basic and diluted loss per share	$(0.16)	$(0.32)
Weighted average common shares outstanding – basic and diluted (a)	19,070	18,940

(a)   Reflects common shares issued in the acquisition in addition to RSUs to be settled with common shares which vested on the closing date and with respect to 2012, will vest on the first anniversary thereafter.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisition been completed as of the beginning of 2011, nor should it be taken as indicative of the Company’s future consolidated results of operations.

Revenues and net loss for Winthrop for the period from December 20, 2012 to December 31, 2012 included in the accompanying statement of operations was $189,000 and $2,407,000, respectively.

3.	Discontinued Operation

 Expenses and taxes in 2012 and 2011 related to Five Star which was sold in 2010, have been accounted for as a discontinued operation in the accompanying consolidated statements of operations.

During the year ended December 31, 2012, the Company recorded in discontinued operations an additional $28,000 to complete the Connecticut Transfer Act process an additional $24,000 in interest expense related to Five Star’s current Internal Revenue Service examination.  During the year ended December 31, 2011, the Company recorded in discontinued operations the following items: an additional $18,000 of interest expense, reduction of $55,000 of penalties and a $100,000 tax benefit related to Five Star’s current Internal Revenue Service examination (see Note 8). In addition, the Company recorded $175,000 for estimated costs related to certain end of lease obligations at Five Star’s East Hanover, New Jersey warehouse and certain environmental compliance issues at Five Star’s Newington Connecticut warehouse (see Note 14(a)).

For the years ended December 31, 2012 and 2011 the components of loss from discontinued operations were as follows (in thousands):

	Year Ended
	December 31,
	2012	2011

Sales	$-	$-
Cost of sales	-	-
Gross margin

Selling, general and administrative expenses	28	175

Operating loss	(28)	(175)

Interest expense	(24)	(18)
Other income	-	55
Loss before income taxes	(52)	(138)

Income tax benefit	-	100

Loss from discontinued operations	$(52)	$(38)

4.	Summary of significant accounting policies

Principles of consolidation.

The consolidated financial statements include the accounts of the Company and its subsidiaries all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and cash equivalents

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase.  Cash equivalents, which are carried at cost plus accrued interest, which approximates fair value, consist of an investment in a money market fund which invests in treasury bills and amounted to approximately $18,347,000 and $27,152,000 at December 31, 2012 and 2011, respectively.

Cash equivalents are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Short-term investments

Short term investments are recorded at fair value, with related unrealized gains and losses recognized in operations. Fair values are based on listed market prices, where available.  If listed market prices are not available or if the liquidation of our positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations.  See Note 5.

Other Investments

The Company holds a 19.9% equity investment in a privately-held company which is engaged in the plastic molding and precision coating businesses. These investments are included in other assets and accounted for at cost of $275,000. The Company monitors these investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records impairments in carrying values when necessary.

Basic and diluted loss per share

Basic and diluted loss per share for the years ended December 31, 2012 and 2011, respectively, is calculated based on 17,691,000 and 17,580,000 weighted average outstanding shares of common stock including, in 2012 common shares underlying vested RSUs.  In connection with the Winthrop acquisition on December 19, 2012, the Company issued 881,206 common shares and, in addition, 479,280 RSUs vested on such date.  Included in the weighted average outstanding shares of common stock for the year ended December 31, 2012 are 104,658 common shares related thereto weighted from the day of issuance. Options for 3,300,000 shares of common stock in both 2012 and 2011, and unvested RSUs for 370,000 shares of common stock in 2012 were not included in the diluted computation as their effect would be anti-dilutive since the Company has losses from continuing operations for both years.

Employees’ stock based compensation.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. See Note 12 for further information regarding our stock-based compensation assumptions and expense.

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

Property and equipment

Property and equipment are carried at cost, net of allowance for depreciation. Depreciation is provided on a straight-line basis over estimated useful lives of 3 to 7 years for equipment and furniture.

Intangible Assets

Intangible assets, which were recorded in connection with the acquisition of Winthrop, are amortized over their estimated useful lives, on a straight-line basis. Intangible assets subject to amortization are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assesses the recoverability of its intangible assets by determining whether the unamortized balance can be recovered over the assets’ remaining life through undiscounted forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce such amounts to fair value determined based on forecasted future cash flows discounted at a rate commensurate with the risk associated with achieving such cash flows. Future cash flows are based on trends of historical performance and the Company’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

Goodwill

Goodwill, which was recorded in connection with the acquisition of Winthrop, is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount, underlying goodwill. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved or market based comparables. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

 Revenue recognition

Revenue from investment advisory services and investment management services are recognized over the period in which the service is performed.  Accordingly, the amount of such revenue billed as of the balance sheet date relating to periods after the balance sheet date is accounted for as deferred revenue.  Revenue from research reports is recognized monthly upon the downloading of reports by institutional and other investors from investment industry distributors.

5.	Short-term investments:

The Financial Accounting Standards Board has issued authoritative accounting guidance that defines fair value, establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques. The guidance clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability.  The three levels of fair value hierarchy are described below:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 – Quoted prices in active markets for similar assets and liabilities or quoted prices in less active, dealer or broker markets;

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

Short-term investments, in mutual funds managed by a subsidiary of Winthrop and separate securities accounts, are stated at the net asset value of the funds or the year-end closing price of the underlying security.  All investments are classified as Level 1 investments.

The following is a summary of current trading marketable securities at December 31, 2012 (in thousands):

	December 31, 2012
	Cost	Unrealized Gains (Losses)	Estimated Fair Value
Mutual funds	$74	$-	$74
Equity securities	118	(2)	116
	$192	$(2)	$190

6.	Accounts receivable:

Winthrop and its subsidiaries continuously monitor the creditworthiness of customers and establishes an allowance for amounts that may become uncollectible in the future based on current economic trends, historical payment and bad debt write-off experience, and any specific customer related collection issues.  As of December 31, 2012, there was no allowance for uncollectible accounts.

7.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2012	2011

Accrued professional fees	$962	$275
Accrued compensation related expenses	460	-
Other	453	134
	$1,875	$409

8.	Income taxes

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Continuing operations:
Current
Federal	$15	$225
State and local	171	32
Total current	186	257
Deferred
Federal	(800)	-
State and local	-	-
Total deferred	(800)	-
Total income tax expense (benefit)	$(614)	$257

Discontinued operations:
Current
Federal	$-	$(100)
State and local	-	-
Total current	-	(100)
Deferred	-	-
Federal	-	-
State and local	-	-
Total deferred	-	-
Total income tax expense (benefit)	$-	$(100)

For the year ended December 31, 2012, the Company recorded current income tax expense related to continuing operations of $186,000 which was substantially related to a settlement with New York State over its tax examination of the Company’s 2008 through 2010 tax returns, as further discussed below.  See below with respect to $800,000 deferred Federal tax benefit.

For the year ended December 31, 2011, the income tax expense related to continuing operations of $257,000 substantially represents an approximately $190,000 correction of a tax benefit recorded in the year ended December 31, 2010 attributable to alternative minimum tax implications related to a net operating loss carryback.

The difference between the benefit for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) from continuing operations is as follows:

	Year ended December 31,
	2012	2011
Federal income tax rate	(34.0)%	(34.0)%
State income tax (net of federal effect)	2	1.2
Change in State deferred taxes	-	(4.5)
Change in valuation allowance	11.8	39.2
Non deductible expenses	9.7
Carryback adjustment	-	10.4
Other	(0.4)	2.0
Effective tax rate	(10.9)%	14.3%

The deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$4,071	$1,983
Equity-based compensation	1,531	1,109
Tax credit carryforwards	148	148
Accrued compensation	404	28
Accrued liabilities & other	73	10
Gross deferred tax assets	6,227	3,278
Less: valuation allowance	(4,439)	(3,278)
Deferred tax assets after valuation allowance	1,788	-

Deferred tax liabilities:
Intangible assets	(1,774)	-
Other	(14)	-
Deferred tax liabilities	(1,788)	-
Net Deferred tax assets	$-	$-

The Company files a consolidated federal tax return with its subsidiaries.  As of December 31, 2012, the Company has a federal net operating loss carryforward of approximately $9.1 million, which expires from 2030 through 2032 and various state and local net operating loss carryforwards totaling approximately $18.5 million, which expires between 2016 and 2032.  Approximately $1.3 million of the federal net operating loss carryforward and $8.5 million of state net operating loss carryforward were acquired from Winthrop.  The federal net operating loss carryfoward is limited in its utilization by Section 382 of the Internal Revenue Code due to an ownership change.

A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance increased by approximately $1,161,000, (net of the reduction described hereafter), and $718,000 respectively, during the years ended December 31, 2012 and 2011 due to increases of net operating loss carryforwards and other deferred tax assets, some of which were acquired from Winthrop.  As discussed in Note 2, a net deferred tax liability of $800,000 was recorded on the acquisition of Winthrop for the excess of the financial statement basis over the tax basis of the acquired assets and assumed liabilities.  As Winthrop and its subsidiaries will be included in the Company’s consolidated federal tax return, deferred federal tax liabilities assumed in the acquisition are able to offset the reversal of the Company’s pre-existing deferred tax assets.  Accordingly, the Company’s deferred tax valuation allowance has been reduced to the extent of $800,000 and recorded as a deferred tax benefit in the accompanying statement of operations for the year ended December 31, 2012.

Five Star is currently undergoing an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008 and is being challenged with respect to the timing of certain tax deductions.  As a result, a liability for uncertain tax positions was provided in the year ended December 31, 2010 and charged to discontinued operations.   As of December 31, 2012 and December 31, 2011, the liability related to Five Star included in the accompanying consolidated balance sheets amounted to approximately $337,000 and $313,000 respectively,  for potential federal and state tax deficiencies and related interest, of which approximately $213,000  related to additional tax, and approximately $125,000 and $100,000, respectively,  related to interest.  For the year ended December 31, 2011 an income tax benefit of approximately $100,000 together with a reduction of related interest and penalties of approximately $8,000 and $15,000, respectively, was credited to discontinued operations, representing a correction of the amounts recorded in 2010, due to a computation error.  In addition, approximately $40,000 related to remaining penalties charged to other expense within loss from discontinued operations in 2010 were reduced to zero in 2011 based on the notice of deficiency received from the Internal Revenue Service in 2011. The deficiency notice was issued on April 25, 2011. On May 17, 2011, Five Star Products Inc. and its subsidiary filed petitions for reorganization under Chapter 11 of the United States Bankruptcy code. On December 16, 2011, the Plan of Reorganization of TMG Liquidation Corp., Five Star Products Inc.’s parent corporation, was approved by the Bankruptcy Court.  Under the Plan of Reorganization, the Internal Revenue Service is authorized to pursue the Plan Administrator, who is authorized to defend the deficiency letter issued to Five Star Products, Inc.

The effect of error corrections related to continuing and discontinued operations attributable to income tax and related items discussed above amounted to a net expense of approximately $67,000, which the Company determined was not material to either the 2011 or 2010 financial statements.

New York State was examining the Company’s 2008 through 2010 tax returns, which was finalized in June 2012.  As a result of the examination, a liability for uncertain tax positions in the amount of $18,000 was provided for in 2011 and charged to continuing operations to account for a potential change to the Company’s capital base tax for the 2010 tax year.  During the year ended December 31, 2012, the liability for uncertain tax positions was increased by $185,000 to account for an increase in tax related to a challenge to the Company’s position for filing on a combined basis.  The Company settled with New York State for the amount of $244,000, including interest of $39,000.

For federal income tax purposes, the 2009 through 2012 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, the 2008 through 2012 tax years remain open for examination by the tax authorities under a four year statute of limitations.  The Internal Revenue Service is currently examining the Company’s 2009 and 2010 consolidated federal tax returns. The Company recorded a liability for uncertain tax positions of approximately $15,000 for an anticipated alternative minimum tax related to this examination.  The Company does not anticipate the examination by the Internal Revenue Service to result in a material impact to the financial statements.

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2012 and 2011 follows (in thousands):

	Unrecognized
	Tax Benefits

	2012	2011

Balance January 1,	$449	$531
Additions for prior year tax positions	200	18
Settlements	(205)	-
Reductions for prior year positions	-	(100)

Balance December 31,	$444	$449

As of December 31, 2012 and 2011 to reflect the increase in the Company’s net operating loss carry forward related to the future deductibility of tax deductions which gave rise to the unrecognized tax benefit, the Company recognized deferred tax assets in respect of the above unrecognized tax benefits, which are fully reserved for. If and when such unrecognized tax benefits are realized, the Company's effective tax rate would be affected.

9.	Property and equipment:

Property and equipment consists of the following (in thousands):

	December 31,
	2012	2011
Computer software	$2	$-
Computer equipment	76	35
Office furniture and equipment	30	23
Leasehold improvements	1	-
	109	58
Less accumulated depreciation and amortization	(57)	(58)
	$52	$-

Depreciation expense for the years ended December 31, 2012 and 2011 was $1,000 and $6,000, respectively.

10.	Intangible Assets

At December 31, 2012, intangible assets subject to amortization which were recorded in connection with the acquisition of Winthrop consisted of the following (in thousands):

Intangible	Estimated useful life	Gross carrying amount	Accumulated Amortization	Net carrying amount

Investment management and Advisory Contracts	9 years	$3,181	$11	$3,170
Trademarks	10 years	433	1	432
Proprietary software and technology	4 years	960	7	953
		$4,574	$19	$4,555

Amortization expense amounted to $19,000 for the year ended December 31, 2012. The weighted-average amortization period for total amortizable intangibles at December 31, 2012 is 8 years. Estimated amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Year ending December 31,
2013	$637
2014	637
2015	637
2016	630
2017	397
2018-2023	1,617
$4,555

11.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At December 31, 2012 and 2011, the Company had repurchased 1,791,821 shares of its common stock and a total of 3,208,179 shares, remained available for repurchase at December 31, 2012.

12.	Incentive stock plans and stock based compensation

Common stock options
The Company had initially adopted a stock-based compensation plan for employees and non-employee members of its Board of Directors in November 2003 (the “2003 Plan”), which was subsequently amended in March 2007 (the “2003 Plan Amendment”). In December 2007, the Company adopted the National Patent Development Corporation 2007 Incentive Stock Plan (the “2007 NPDC Plan”).  The plans provide for up to 3,500,000 and 7,500,000 awards for shares under the 2003 Plan Amendment and 2007 NPDC Plan, respectively in form of discretionary grants of stock options, restricted stock shares, restricted stock units (RSUs) and other stock-based awards to employees, directors and outside service providers. The Company’s plans are administered by the Compensation Committee of the Board of Directors, which consists solely of non-employee directors. The term of any option granted under the plans will not exceed ten years from the date of grant and, in the case of incentive stock options granted to a 10% or greater holder of total voting stock of the Company, three years from the date of grant.  The exercise price of any option granted under the plans may not be less than the fair market value of the common stock on the date of grant or, in the case of incentive stock options granted to a 10% or greater holder of total voting stock, 110% of such fair market value.

In February 2011, the Company granted 50,000 options to its Chief Operating Officer (see Note 15).  The options were issued at an exercise price equal to market value at the date of the grant.  The weighted average grant-date fair value of the options was $0.57, which was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0%
Expected volatility	46.91%
Risk-free interest rate	1.72%
Expected life (in years)	4

The Company recorded compensation expense related to option grants of $89,000 for each of the years ended December 31, 2012 and 2011. As of December 31, 2012 the number of shares reserved and available for award under the 2007 NPDC Plan is 6,150,720 and under the 2003 Plan Amendment is 700,000.

Information with respect to the Company’s stock options for 2011 and 2012 is presented below.

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	3,250,000	$2.31	6.9	$0	*
Options granted	50,000	$1.50	10
Options outstanding at December 31, 2011	3,300,000	$2.29	5.9	$258,000	*

Options outstanding at December 31, 2012	3,300,000	$2.29	4.7	$1,010,000	*
Options exercisable at December 31, 2012	3,116,800	$2.35	4.5	$780,000	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

As of December 31, 2012, there was $30,000 of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over the vesting periods of the options, which on a weighted-average basis is approximately 1 year.

Restricted stock units

As a result of the Winthrop acquisition, the Company issued a total of 849,280 RSUs on the closing date to be settled in shares of Company common stock as follows:

a)
479,280 RSUs were granted to four key executives of Winthrop, which vested as of the Closing Date and are subject to post-vesting restrictions on sale for three years.  The RSUs were valued at the closing price of the Company’s common stock of $2.52, less a 20% discount for post vesting restrictions on sale, or $2.02 per share.  The total value of these RSUs of $966,000, were accounted for as compensation and charged to retention bonus expense on the closing date.

b)
370,000 RSUs were granted to four key executives, which vest  equally over three years, with the first third vesting one year from the Closing Date.  The RSUs are valued based on the closing price of the Company’s common stock on the Closing Date of $2.52, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $25,000 for the year ended December 31, 2012 related to these RSUs. The total unrecognized compensation expense related to these unvested RSUs is $806,000, which will be recognized over the vesting period of approximately 3 years.

13.	Retirement plans

a)
The Company maintains a 401(k) Savings Plan (the “Plan”), for full time employees who have completed at least one hour of service coincident with the first day of each month. The Plan permits pre-tax contributions by participants. The Company matched up to 50% of the participants’ first 7% of compensation contributed. The Company also matched participants’ contributions in shares of Company common stock through August 28, 2008, and subsequent to that date, matched in cash, which totaled $6,000 and $12,000 in 2012 and 2011, respectively.  Effective January 15, 2013, the employees of Winthrop and its subsidiaries were eligible to participate in the Plan.

b)
Winthrop maintains an officer retirement bonus plan (the “Bonus Plan”) that is an unfunded deferred compensation program providing retirement benefits equal to 10% of annual compensation, as defined, to those officers upon their retirement.   Effective December 1, 1999, the Plan was frozen so that no additional benefits will be earned.  The total obligation under the Bonus Plan at December 31, 2012 is $1,912,000, of which $100,000 is estimated to be payable in 2013.  The liability is payable to individual retired employees at the rate of $50,000 per year in equal monthly amounts commencing upon retirement.  The liability was recorded at $885,000 at the date of acquisition, representing its estimated fair value computed based on its present value, utilizing a discount rate of 14%, which was estimated to be the acquired company’s weighted average cost of capital on such date from the perspective of a market participant.  The discount of $1,027,000 will be amortized as interest expense over the period the obligation is outstanding by use of the interest method.

14.	Commitments, Contingencies and Other

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

In connection with the sale of Five Star, the Company is responsible for all activities necessary to achieve compliance with the Connecticut Transfer Act, including receipt of approval from the Connecticut Department of Environmental Protection (“CTDEP’) and implementation of a remediation plan, if required, with respect to environmental obligations related to Five Star’s Connecticut warehouse.   For the year ended December 31, 2012, the Company expensed an additional $28,000 to complete the Connecticut Transfer Act process with the CTDEP. For the year ended December 31, 2011, the Company has accrued an additional $40,000 for estimated costs associated with completing the Connecticut Transfer Act process with the CTDEP.  Such amounts are included in loss from discontinued operations. The Company has satisfied its remediation and environmental obligations with the New Jersey Department of Environmental Protection.

(b)
In connection with its investment in undeveloped property, the Company has certain ownership interests in several dams and related reservoirs located in the State of Connecticut.  Under relevant Connecticut law, the Company is responsible for maintaining the safety of these dams.  In 2007, the Company was notified by certain landowners adjoining one of the reservoirs that the water level in the reservoir has decreased; allegedly causing harm to such landowners.  The Company does not presently know the cause of the decrease in water level.  Further, the Company cannot presently determine the extent of its legal liability, if any, with respect to the landowners.  The Company has not received any claims with respect to any of the other reservoirs.  The Company cannot reasonably estimate at this time the costs, if any, which may be incurred with respect to this matter in the future, however the Company has no reason to believe that such costs could be material.  No amounts have been provided for this matter in the accompanying financial statements.

(c)
On or about May 17, 2011, the Merit Group, Inc. (“Merit”) filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of South Carolina. On or about December 14, 2011, the Official Committee of Unsecured Creditors of TMG Liquidation Company (formerly known as The Merit Group, Inc.) filed in that court an adversary proceeding against the Company (the “Avoidance Action”) now captioned CohnResnick LLP, as Plan Administrator v. National Patent Development Corp. (In re TMG Liquidation Co.). The Avoidance Action seeks, among other things, to avoid and recover the consideration paid by Merit to the Company for the purchase of Five Star Products, Inc. (“Five Star”) from the Company under the Stock Purchase Agreement, dated January 15, 2010 (the “Agreement”), as a constructive fraudulent transfer under sections 548, 550, and 551 of the Bankruptcy Code. Management believes the claim is without merit and the Company intends to vigorously defend against the Avoidance Action.

(d)
Subsidiaries of Winthrop lease office facilities under non-cancellable operating leases expiring in 2013, which, in addition to the minimum lease payments, require payment of electricity and property taxes.  In addition, such entities also sublease a portion of such office facilities under non-cancellable operating leases also expiring in 2013. Future minimum payments and sublease income under such leases amount to approximately $270,000 and $62,000 for the year ending December 31, 2013.  Rent expense net of sublease income amounted to $11,000 from the date of acquisition through December 31, 2012.

In addition, the Company subleases space from Bedford Oak Advisors, LLC (“Bedford Oak”). See Note 15.

(e)	The Company entered into employment agreements (the “Employment Agreements”), with four key executives (the “Key Winthrop Employees”).

Pursuant to his Employment Agreement, Mr. Peter Donovan will serve as Chief Executive Officer of Winthrop, commencing upon the Closing Date.  Mr. Donovan’s Employment Agreement provides for a term of five years, with automatic annual renewals unless notice of non-renewal is given at least six months prior to the applicable employment period.  Mr. Donovan will receive an annual base salary of $300,000, subject to increases at the discretion of the Compensation Committee of Winthrop’s Board of Directors.  During the initial term of Mr. Donovan’s Employment Agreement but subsequent to the third anniversary of the Closing Date, in the sole discretion of the Board of Directors of Winthrop, Mr. Donovan will assume the position of Executive Chairman of Winthrop in lieu of his position as Chief Executive Officer, with such authority, duties and responsibilities as are commensurate with his position as Executive Chairman and such other duties and responsibilities as may reasonably be assigned to him by the Chief Executive Officer of the Company.  As Executive Chairman, Mr. Donovan will be entitled to an annual base salary of $200,000.  During his employment under the Employment Agreement, Mr. Donovan will report directly to the Chief Executive Officer of the Company.

In addition to his base salary, Mr. Donovan received a “Stay/Client Retention Bonus” of $1,170,000, of which $850,000 of the Stay/Client Retention Bonus was paid on the Closing Date and is included in Retention bonuses in the Consolidated Statement of Operations.   The remainder will be paid rateably upon the first, second and third anniversaries of the Closing Date provided that Mr. Donovan is then employed by Winthrop or one of its affiliates.

Under his Employment Agreement, Mr. Donovan received on the  Closing Date a grant from the Company of 110,771 RSUs, which  vested as of the Closing Date and which will settle in shares of Company Common Stock on the third anniversary of the Closing Date.  The value of the fully vested RSUs was $223,000, which is included in Retention bonuses in the Consolidated Statement of Operations.  Mr. Donovan also received a grant of 85,000 “Stay/Client Retention” RSUs.  The Stay/Client Retention RSUs will vest in equal annual installments on the first, second and third anniversaries of the Closing Date, provided that Mr. Donovan is then employed by Winthrop or one of its affiliates, and will settle in shares of Company Common Stock on the third anniversary of the Closing Date.

Mr. Donovan is entitled to receive a “Special Bonus,” payable on the third anniversary of the Closing equal to the excess, if any, of $1,900,000 over the product of (i) the aggregate trailing average closing price of the Company Common Stock for the 10 trading days prior to such third anniversary multiplied by (ii) 852,228 shares of Company Common Stock that he received as merger consideration (subject to equitable adjustment to reflect stock splits and similar changes in the Company’s capitalization). See Note 2

Under their respective Employment Agreements, the three other key executives will serve as Senior Managing Directors of Winthrop.  Their Employments Agreements each provide for a term of three years, with automatic annual renewals unless notice of non-renewal is given at least six months prior to the applicable employment period.  Each of the three key executives will receive an annual base salary of $250,000.  In addition to their base salaries, each of the other three key executives are entitled to receive a “Stay/Client Retention Bonus” of $114,000.  The Stay/Client Retention Bonus is payable in equal installments on the Closing Date and first, second and third anniversaries of the Closing Date.  Two of the executives elected to receive the Stay/Client Retention Bonus in RSUs, valued at $2.00 per RSU (a total of 114,000 RSUs) which vest in equal annual installments on the first, second and third anniversaries of the Closing Date provided that the recipient is then employed by Winthrop or one of its affiliates and one elected to receive cash payable in four equal installments of $28,500, the first paid on the Closing Date which is included in Retention bonuses in the Consolidated Statement of Operations.

Under their Employment Agreements, the three key executives received on the Closing Date a grant from the Company of a total of 368,509 RSUs, which vested on the Closing Date and which will settle in shares of Company Common Stock on the third anniversary of the Closing Date. The value of the fully vested RSUs was $743,000, which is included in Retention bonuses in the Consolidated Statement of Operations.   Each of the three key executives also received a grant of 57,000 “Stay/Client Retention” RSUs.  The Stay/Client Retention RSUs will vest in equal annual installments on the first, second and third anniversaries of the Closing Date, provided that the recipient is then employed by Winthrop or one of its affiliates, and will settle in shares of Company Common Stock on the third anniversary of the Closing Date.

Each of the Key Winthrop Employees will also be eligible to receive, under his respective Employment Agreement, quarterly and annual incentive bonuses for each period during the initial term of his Employment Agreement (and, in the case of Mr. Donovan, for any period thereafter prior to the date his title is changed to Executive Chairman).  The quarterly incentive bonuses will be equal to $6,250 per quarter for each fiscal quarter during which the revenue of Winthrop does not decline from the immediately prior year’s revenue by 9% or more.  If during a fiscal year the Key Winthrop Employee has not earned all quarterly incentive bonuses for such year, he will be entitled to a “catch up” bonus for any such quarter in which the incentive bonus has not been earned if the revenue of Winthrop for the entire fiscal year has not declined from the immediately prior year by 9% or more.  Each Key Winthrop Employee will be entitled to an annual incentive bonus of $25,000 if, at the end of a given fiscal year, revenue of Winthrop for such year has increased by at least 9% over the immediately prior year.

(f)
The Company has a call right to acquire any shares of Company common stock held by the four key executives of Winthrop received as merger consideration who terminate employment without “good reason” prior to the third anniversary of the Closing Date, at a purchase price per share equal to the fair market value of Company Common Stock as of the date of the notice of the exercise of the call right.

15.	Related party transactions

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

On October 31, 2012, the Company’s Audit Committee approved an increase to approximately $40,700 per month (effective as of September 1, 2012) in the monthly sublease and administrative support services rate, which increased rate the Company believes is necessary to provide for the increased personnel and space requirements necessary for an operating company.    General and administrative expenses for the years December 31, 2012 and 2011, includes $368,000 and $236,000, respectively, related to the sublease arrangement with Bedford Oak.

 On October 31, 2012, also in connection with the Merger and the Company’s transition from a shell company into an operating company, the Company’s Compensation Committee  approved an annual salary of $200,000 for Thomas Hayes, the Chief Operating Officer of the Company(effective as of September 1, 2012)  since Mr. Hayes was currently devoting and planned to continue devoting 100% of his time to planning for the future growth and operations of the Company, as well as business development activities for Winthrop. Mr. Hayes was also a Managing Director at Bedford Oak.   On January 17, 2013, the employment of Mr. Hayes, was terminated.

Wright acts as an investment advisor, its subsidiary acts as a principal underwriter and several officers of Winthrop are officers for a family of mutual funds from which investment management and distribution fees are earned based on the net asset values of the respective funds.  Such fees amounted to $28,000 from the date of acquisition through December 31, 2012.

Report of Independent Registered Public Accounting Firm

Board of Directors
The Winthrop Corporation
Milford, Connecticut

We have audited the accompanying consolidated balance sheets of The Winthrop Corporation and Subsidiaries as of December 19, 2012 and December 31, 2011, and the related consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for the periods then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of The Winthrop Corporation and Subsidiaries as of December 19, 2012 and December 31, 2011, and the consolidated results of their operations and their cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

March 29, 2013
Shelton, Connecticut

THE WINTHROP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period Ended December 19, December 31,
	2012	2011
Revenues:
Investment management services	$2,696,701	$2,840,920
Other investment advisory services	2,764,547	2,841,992
Financial research and related data	926,116	830,159
Total revenues	6,387,364	6,513,071
Costs and expenses:
Salaries and employee benefits	4,382,942	4,568,879
Other selling and administrative	996,808	936,161
Facilities	572,551	620,802
Professional and outside services	623,475	638,857
Total costs and expenses	6,575,776	6,764,699
Loss before income taxes	(188,412)	(251,628)
Income tax expense	(9,230)	3,400
Net loss	$(179,182)	$(255,028)
Net loss per share:
Basic	(3.12)	(4.44)
Diluted	(2.78)	(3.96)
Weighted average number of common shares
Basic	57,499	57,499
Diluted	64,463	64,463

See notes to consolidated financial statements.

THE WINTHROP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 19,	December 31,
	2012	2011
Assets
Cash and cash equivalents	$1,499,477	$511,900
Short-term investments	191,884	317,323
Accounts receivable	570,044	487,212
Due from affiliate	300,000
Property and equipment	52,540	77,886
Prepaid costs and other	256,813	259,249
Total Assets	$2,870,758	$1,653,570

Liabilities and Shareholders’ Equity Deficiency
Liabilities:
Accounts payable and accrued expenses	$1,901,703	$585,259
Deferred revenue	152,293	12,817
Accrued compensation and bonuses		64,663
Officer retirement bonus payable	1,196,831	1,191,718
Total liabilities	3,250,827	1,854,457
Commitments
Shareholders’ equity deficiency	(380,069)	(200,887)
Total Liabilities and Shareholders’ Equity Deficiency	$2,870,758	$1,653,570

See notes to consolidated financial statements.

THE WINTHROP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period Ended December 19, December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(179,182)	$(255,028)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	20,000
Depreciation and amortization	28,949	33,251
Stock based compensation expense		29,266
(Gain) loss on short-term investments	(23,128)	6,847
Changes in operating assets and liabilities:
Accounts receivable	(102,832)	(185,395)
Due from affiliate	(300,000)
Prepaid costs and other	2,436	62,341
Accounts payable and accrued expenses	1,316,444	(17,319)
Deferred revenue	139,476	(8,894)
Accrued compensation and bonuses	(64,663)	47,996
Officer retirement bonus payable	5,113	116,676
Net cash provided by (used in) operating activities	842,613	(170,259)
Cash flows from investing activities:
Purchase of short-term investments	(3,756)	(4,456)
Additions to property and equipment	(3,603)	(18,785)
Proceeds from the sale of short-term investments	152,323
Net cash provided by (used in) investing activities	144,964	(23,241)
Cash flows from financing activities:
Purchase of treasury stock		(1,955)
Net cash used in financing activities		(1,955)
Net change in cash and cash equivalents	987,577	(195,455)
Cash and cash equivalents, beginning	511,900	707,355
Cash and cash equivalents, ending	$1,499,477	$511,900

See notes to consolidated financial statements.

THE WINTHROP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

							Treasury Stock
	Class A Common		Class B Common				Shares		Amount
					Additional
					Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Class A	Class B	Class A	Class B	Total

Balance, January 1, 2011	57,077	$57,077	19,070	$19,070	$1,081,327	$(729,689)	11,917	6,695	$(339,913)	$(61,042)	26,830

Net loss						(255,028)					(255,028)

Stock-based compensation expense					29,266						29,266

Common shares purchased for treasury							36		(1,955)		(1,955)

Balance, December 31, 2011	57,077	57,077	19,070	19,070	1,110,593	(984,717)	11,953	6,695	(341,868)	(61,042)	(200,887)

Net loss						(179,182)					(179,182)

Balance, December 19, 2012	57,077	$57,077	19,070	$19,070	$1,110,593	$(1,163,899)	11,953	6,695	$(341,868)	$(61,042)	$(380,069)

See notes to consolidated financial statements.

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended December 19, 2012 and December 31, 2011

1.	Summary of significant accounting policies:

Business and principles of consolidation:

The Company provides a wide range of financial products and services to an international client base consisting primarily of pension plans, banks and other institutions and high net-worth individuals.

The consolidated financial statements include the accounts of The Winthrop Corporation and its wholly-owned subsidiaries.  Intercompany accounts and transactions were eliminated in consolidation.

On December 19, 2012, the Company and its shareholders sold 100% of the outstanding stock of the Company to Wright Investors’ Service Holdings, Inc., formerly known as National Patent Development Corp. (“WISH” or “National”).  The financial statements presented are for the period from January 1, 2012 through December 19, 2012 and the year ended December 31, 2011.  The financial results of the Company for the period from December 20, 2012 through December 31, 2012 are included in the consolidated financial statements of WISH.
Estimates and assumptions:

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates used.

Cash and cash equivalents:

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.  Investments in money market mutual funds are considered cash equivalents.

Property and equipment:

Property and equipment are stated at cost.  Depreciation is provided by use of the straight-line method over the estimated useful life of the related asset.  Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful life of the related asset.  Accelerated depreciation methods are used for income tax reporting purposes.

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended December 19, 2012 and December 31, 2011

1.	Summary of significant accounting policies (continued):

Revenue recognition:

Investment advisory revenue is recognized over the period in which the service is performed.  Accordingly, the amount of investment advisory revenue billed as of the balance sheet date relating to periods after the balance sheet date is included as deferred revenue.  Revenue from research reports is recognized monthly as earned.

Profit sharing plan:

The Company has a non-contributory Profit Sharing Plan and a contributory Employee Deferred Savings and 401(k) Plan covering substantially all employees.  Employer contributions are made in amounts as determined by the Board of Directors.

Income taxes:

Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be reversed.  These items relate principally to the deductibility of certain expenses and the future benefits to be recognized upon the utilization of certain operating loss carryforwards.  A valuation allowance is provided for deferred tax assets not expected to be realized.

Loss per share:

Basic loss per share is based on net loss divided by the weighted average number of common shares outstanding.  Common stock equivalents outstanding were 6,964 for 2012 and 2011, respectively.

Stock based compensation:

The Company accounts for its stock-based compensation in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 718, “Compensation-Stock Compensation” (ASC 718). ASC 718 requires companies to measure compensation expense for all stock based payments to employees based on the fair value at the date of grant and recognize expense over the vesting period.

2.	Short-term investments:

Estimated fair value is based on the criteria outlined in Accounting Standard Codification No. 820 (ASC 820) “Fair Value Measurements and Disclosures”.  ASC 820 established a “three-tier” valuation hierarchy to prioritize the assumptions used in valuation techniques to measure fair value.  The three levels of fair value hierarchy under ASC 820 are described below:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measure- ment date for identical, unrestricted assets or liabilities;

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended December 19, 2012 and December 31, 2011

2.	Short-term investments (continued):

•	Level 2 – Quoted prices in active markets for similar assets and liabilities or quoted prices in less active, dealer or broker markets;

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

Short-term investments, principally in Company managed mutual funds and separate securities accounts, are stated at market based on the net asset value of the funds or the year-end closing price of the underlying security.  Short-term investment values were determined utilizing Level 1 inputs.

The following is a summary of current trading marketable securities:

	December 19, 2012
	Amortized Cost	Unrealized Gains (Loss)	Estimated Fair Value
Mutual funds	$74,087	$(33)	74,054
Equity securities	102,468	14,862	117,330
Bonds	500		500
	$177,055	$14,829	$191,884

	December 31, 2011
	Amortized Cost	Unrealized Gains	Estimated Fair Value
Mutual funds	$183,101	$3,600	186,701
Equity securities	122,502	7,620	130,122
Bonds	500		500
	$306,103	$11,220	$317,323

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended December 19, 2012 and December 31, 2011

3.	Accounts receivable:

The Company continuously monitors the creditworthiness of customers and establishes an allowance for amounts that may become uncollectible in the future based on current, economic trends, historical payment and bad debt write-off experience, and any specific customer related collection issues.

4.	Property and equipment:

	December,
	2012	2011
Computer software	$363,252	$363,252
Computer equipment	213,225	213,225
Office furniture and equipment	464,707	461,104
Leasehold improvements	279,079	279,079
Publishing machinery	42,834	42,834
Automobiles	58,018	58,018
	1,421,115	1,417,512
Less accumulated depreciation and amortization	(1,368,575)	(1,339,626)
	$52,540	$77,886

5.	Retirement programs:

Officer retirement bonus:

The officer retirement bonus is an unfunded deferred compensation program providing retirement benefits equal to 10% of annual compensation, as defined, to those officers who are employed by the Company until their retirement.  The total obligation under this plan is $1,911,907.  The annual amount provided is computed at a present value, utilizing a discount rate that market participants would use in pricing such liability and considering factors applicable to the liability. Amortization of discount to present value was $100,947 in 2012 and $116,675 in 2011.  Payments under the plan were $104,167 and $76,426 in 2012 and 2011, respectively.  Effective December 1, 1999, the Plan was frozen so that no additional benefits will be earned.

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended December 19, 2012 and December 31, 2011

5.	Retirement programs (continued):

Officer retirement bonus (continued):

Payments to be made under this Plan are:

Year Ending December 31:
2013	$100,000
2014	100,000
2015	51,287
2016	50,000
2017	50,000
Thereafter	1,560,620
$1,911,907

Employee savings and profit sharing plan:

The Company has an elective Employee Deferred Savings and 401(k) Plan and a profit sharing plan to provide its employees with additional income upon retirement.  At the discretion of the Board of Directors, the Company may contribute an amount not to exceed federally imposed limits on qualified plans.  The aggregate benefit payable to any employee is dependent upon the rate of contribution, earnings of the investments selected under the Plan, and the length of time such employee continues as a participant.  The Company made no contributions in 2012 or 2011 to both its 401(k) and profit sharing plan.

6.	Related party transactions:

The Company acts as investment advisor, its subsidiary acts as principal underwriter, and several Company officers are also officers for a family of mutual funds.  The Company invests its excess funds in these mutual funds.  Investment management and distribution fees are calculated based upon the net asset values of the respective funds.  Fees earned were $1,253,000 in 2012 and $1,154,000 in 2011.

The Company provided a subsidy to several of its funds by reimbursing certain of the funds’ operating expenses.  Total fund subsidies were $481,000 in 2012 and $341,000 in 2011 and are recorded as part of other investment advisory services revenue.

As part of the acquisition of Company stock, WISH agreed to reimburse the Company for certain member related costs up to $300,000.  A receivable for this amount is included in the balance sheet as of December 19, 2012.  In addition, WISH advanced to the Company $879,000, to be utilized by the Company to pay bonuses to certain employees.  This amount is included in accounts payable and accrued expenses in 2012.

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended December 19, 2012 and December 31, 2011

7.	Commitments:

Leases:

The Company leases office facilities under noncancellable operating leases expiring in 2013, which, in addition to the minimum lease payments, require an allocation of electricity and property taxes.

The Company also subleases a portion of their office facilities under operating leases expiring in 2013.

Future minimum payments and sublease receivable under noncancellable operating leases are as follows:

Year Ending December 31:	Lease	Sublease
2013	$212,245	$48,708

Total rental expense, net of sublease income, including operating costs, under operating leases was $318,168 in 2012 and $356,589 in 2011.

8.	Common stock and treasury stock:

Class A and B common stock, have $1 par value, 100,000 and 50,000 shares authorized and may elect 30% and 70% respectively, of the Board of Directors.  Class C common stock is non-voting, has a $1 par value and has 50,000 shares authorized with no shares issued.

9.	Income taxes:

At December 31, 2012, the Company had approximately $8,495,000 and $1,191,000 of net operating loss carryforwards to offset state and federal taxable income, respectively, which are scheduled to expire at various dates through 2032.  For financial reporting purposes, a valuation allowance of $1,752,000 has been recognized for the related deferred tax asset as of December 31, 2011.  The Company’s tax returns are no longer subject to examination for years prior to 2009.
	2012		2011
	Current	Deferred	Current	Deferred
Tax expense (benefit)	$(9,230)	$(20,000)	$3,400	$(33,000)
Change in valuation allowance	-	20,000		33,000
	$(9,230)	$-	$3,400	$-

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended December 19, 2012 and December 31, 2011

9.	Income taxes (continued):

The following table reconciles the Company’s effective income tax rate on loss before income taxes to the Federal statutory rate for the periods ended December 19, 2012 and December 31, 2011:

	2012	2011
Federal Statutory rate	(34.0%)	(34.0%)
State income taxes, net of federal benefit	(6.0)	1.4
Effect of reduced tax rate brackets	4.6	4.6
Valuation allowance of deferred tax benefit	37.0	13.1
Other adjustments	(2.1)	16.3
	( .5%)	1.4%

Deferred taxes are compared of the following at December 19, 2012 and December 31, 2011:

	2012	2011
Net operating loss carryforwards	$1,042,100	$1,061,300
Deferred compensation	490,700	488,600
Other temporary differences	219,200	198,100
Less valuation reserve	(1,752,000)	(1,748,000)
Net deferred tax assets	$-	$-

10.	Supplemental disclosures of cash flow information:

Cash paid for income taxes was $10,000 in 2011.  No income taxes were paid in 2012.

11.	Stock plans:

The Company has issued non-qualified stock options covering 2,568 shares of Class A, 1,926 shares of Class B and 2,470 shares of Class C common stock.  The purpose of the options is to attract, retain and motivate certain employees by providing the opportunity to acquire an ownership interest in the Company.  Shares awarded entitle the shareholder to all rights of common stock ownership.  Options are granted with an exercise price equal to a purchase price formula defined by the Company which represents the fair market value of the stock at the date of grant.  The options vest based on 5 years of continuous service and have 7 year contractual terms from the date of vesting.  Options granted are fully vested as of 2011.

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended December 19, 2012 and December 31, 2011

11.	Stock plans (continued):

The Company has an obligation to repurchase the shares, upon request of the participant, at the price yielded by calculating their value using the same formula as of the calendar year end immediately preceding the repurchase request.  The Company has no liability recorded for the options as of 2012 and 2011, since the exercise price for the options exceeds the formula price at such date.  As a part of the acquisition of the Company’s stock in 2012, the Company voted to terminate its stock option plan.

The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model.

The following summarizes the transactions of the Company’s stock options for the years ended December 19, 2012 and December 31, 2011:

	Shares Subject To Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)
Outstanding, January 1, 2011	6,516	$151.59	7.24
Outstanding and exercisable December 31, 2011	6,964	$151.59	6.24
Forfeiture due to plan termination	(6,964)	$151.59	-
Outstanding and exercisable at December 19, 2012	-	-	-

The total compensation recognized was $29,266 in 2011.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year:

Risk free interest rate	4.88%
Expected dividend yield	0%
Expected volatility factor	15.03%
Expected option terms, in years	7.0

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended December 19, 2012 and December 31, 2011

11.	Stock plans (continued):

Stock appreciation rights:

The Company has a stock appreciation rights plan that allows for 5,000 rights awards to be provided to certain employees as determined by the Board of Directors.  The value of the right is determined at the award date and is based on a formula of revenue and pre-tax earnings, divided by the number of outstanding shares of common stock and outstanding stock appreciation rights. The right may be redeemed after the second anniversary of the award date within an eight year period.  As of December 31, 2011, 419 appreciation rights have been awarded under the plan.  As a part of the acquisition of the Company’s stock in 2012, the Company voted to terminate its stock appreciation rights Plan.  The Company has no obligation under this Plan as of December 19, 2012.

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

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) as of December 31, 2012.  Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of such time, excluding the applicable controls of Winthrop as December 31, 2012 and for the 12 day period ended December 31, 2012.

The Company’s principal executive officer and principal financial officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management of the Company, including its principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.

Based on their assessment using those criteria, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

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

Item 9B.    Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of December 31, 2012, for its annual stockholders’ meeting for 2013 (the “Proxy Statement”) under the captions “Directors and Executive Officers”, “Corporate Governance”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Audit Committee.”

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Additional information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders under the caption “Stock Ownership of Management and Principal Stockholders”.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders under the captions “Certain Transactions with Management” and “Director Independence”.

Item 14.  Principal Accounting Fees and Services.

The information regarding principal accountant fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is incorporated by reference to the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)                 The following financial statements are included in Part II, Item 7. Financial Statements and Supplementary Data:

Financial Statements of The Winthrop Corporation and Subsidiaries

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: March 29, 2013	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ HARVEY P. EISEN	Chairman, President and Chief Executive Officer	March 29, 2013
Harvey P. Eisen	(Principal Executive Officer)
/s/ LAWRENCE G. SCHAFRAN	Director	March 29, 2013
Lawrence G. Schafran
/s/ SCOTT N. GREENBERG	Director	March 29, 2013
Scott N. Greenberg /s/ PETER M. DONOVAN Peter M. Donovan	Director	March 29, 2013

/s/ IRA J. SOBOTKO	Vice President, Chief Financial Officer	March 29, 2013
Ira J. Sobotko	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed with this report:

2.1  Agreement and Plan of Merger, dated June 18, 2012, by and among National Patent Development Corporation, NPT Advisors Inc., The Winthrop Corporation, and Peter M. Donovan as the securityholders’ Representative.  Incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on June 19, 2012.

3(i)  Articles of Incorporation of National Patent Development Corporation.  Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form S-1, Registration No. 333-118568.

3(ii)  Bylaws of National Patent Development Corporation.  Incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form S-1, Registration No. 333-118568.

4.1 Form of certificate representing shares of common stock, par value $0.01 per share, of National Patent Development Corporation.   Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form S-1, Registration No. 333-118568.

9.1  Form of Investors’ Rights Agreement. Incorporated herein by reference to Exhibit 9.1 of the Registrant’s Form 8-K filed on December 22, 2012.

10.1  Employment Agreement entered into on June 18, 2012 between the Company and Peter M. Donovan.  Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012.

10.2  Employment Agreement entered into on June 18, 2012 between the Company and Amit S. Khandwala.  Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012.

10.3  Employment Agreement entered into on June 18, 2012 between the Company and Theodore S. Roman.  Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012.

10.4  Employment Agreement entered into on June 18, 2012 between the Company and Anthony E. van Daalen.  Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012.

10.5  Non-Competition and Non-Solicitation Agreement entered into on June 18, 2012 between the Company and Peter M. Donovan.  Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012.

10.6  Non-Competition and Non-Solicitation Agreement entered into on June 18, 2012 between the Company and Amit S. Khandwala.  Incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form  10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012.

10.7  Non-Competition and Non-Solicitation Agreement entered into on June 18, 2012 between the Company and Theodore S. Roman.  Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012.

10.8  Non-Competition and Non-Solicitation Agreement entered into on June 18, 2012 between the Company and Anthony E. van Daalen.  Incorporated herein by reference to Exhibit 10.8 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012.

10.9  Form of Restricted Stock Unit Agreement. Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on December 22, 2012.

10.10 Form of Support Agreement. Incorporated herein by reference to Exhibit 10.10 of the Registrant’s Form 8-K filed on December 22, 2012.

10.11  Lease between The Winthrop Corporation, Tenant and 440 Wheelers Farms Road, L.L.C., Landlord dated July 16, 1999, as amended. Incorporated herein by reference to Exhibit 10.11 of the Registrant’s Form 8-K filed on December 22, 2012.

10.12 Side Letter Agreement between The Winthrop Corporation, Tenant and 440 Wheelers Farms Road, L.L.C., Landlord, dated July 16, 1999.  Incorporated herein by reference to Exhibit 12 of the Registrant’s Form 8-K filed on December 22, 2012.

10.13 Amendment between  The Winthrop Corporation, Tenant and 440 Wheelers Farms Road, L.L.C., Landlord, dated January 7, 2000. Incorporated herein by reference to Exhibit 10.13 of the Registrant’s Form 8-K filed on December 22, 2012.

10.14 Premises and Relocation Lease Amendment between The Winthrop Corporation, Tenant and 440 Wheelers Farms Road, L.L.C., Landlord, dated October 8,2003.  Incorporated herein by reference to Exhibit 10.14 of the Registrant’s Form 8-K filed on December 22, 2012.

10.15 **Agreement Upon Withdrawal by the Winthrop Corporation from Worldscope /Disclosure LLC dated as of June 1, 2012. Incorporated herein by reference to Exhibit 10.15 of the Registrant’s Form 8-K filed on December 22, 2012.

10.16 Agreement of Lease between SOVA Merritt LLC, Landlord and the Winthrop Corporation dated March 17, 2008. Incorporated herein by reference to Exhibit 10.16 of the Registrant’s Form 8-K filed on December 22, 2012.

10.17 Modification of Amendment to Security Agreement Dated March, 2005 between The Winthrop Corporation  and Merritt Acquisitions LLC, as successor in interest to 440 Wheelers Farm Road, LLC.  Incorporated herein by reference to Exhibit 10.17 of the Registrant’s Form 8-K filed on December 22, 2012.

10.18 **Distribution Agreement between Thomson Reuters (Markets) LLC and Wright Investors’ Service, dated November 30, 2009. Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Form 8-K filed on December 22, 2012.

14  Code of Business Conduct and Ethics for Chief Executive Officer and Senior Financial Officers of the Registrant and its subsidiaries.     Incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2004 filed  on April 15, 2005

21.1  Subsidiaries of the Registrant*

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
___________________________

 *Filed within

**Indicates a document of which a portion has been granted confidential treatment, pursuant to Securities and Exchange Commission Order dated February 13, 2013 Granting Confidential Treatment under the Securities Exchange Act of 1934 through December 21, 2022 and November 31, 2013, respectively with respect to Exhibits 10.15 and 10.18.