Form 10-K/A
period 2012-12-31
Wright Investors Service Holdings, Inc.
filed 2013-04-29
CIK 1279715

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
Yes ☐     No ☒

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
Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $34,273,000.

As of April 15, 2013, 18,472,297 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

Wright Investors’ Service Holdings. Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) pursuant to General Instruction G(3) to Form 10-K , which amends and supplements our  Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013 (the “2011 Form 10-K”).    This Form 10-K/A provides the information required to be disclosed in Part III, Items 10 through 14 and updates the information contained in Part IV, Item 15.  As a result of this amendment, the Company is filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  The cover page of this amendment has also been revised to provide the number of outstanding shares of Company common stock as of April 15, 2013.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the 2012 Form 10-K.

i

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

 Set forth below are the names of, and certain biographical information regarding, the directors of the Company. The Board of Directors currently consists of three directors.

 Harvey P. Eisen, 70, has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since June 2007 and also served as its President since July 2007.  Mr. Eisen has served as a director of the Company since 2004 and served as a director of Five Star Products from November 2007 until its sale by the Company in January 2010.  Mr. Eisen has served as Chairman and Managing Member of Bedford Oak Advisors, LLC, an investment partnership (“Bedford Oak”), since 1998. Prior thereto, Mr. Eisen served as Senior Vice President of Travelers, Inc. and of Primerica, each a financial services company, prior to its merger with Travelers in 1993.  Mr. Eisen has over 30 years of asset management experience and is consulted by the national media for his views on all phases of the investment marketplace.   Mr. Eisen appears on Fox Business News and Bloomberg Television.  Mr. Eisen is a trustee of the University of Missouri Business School, where he established the first accredited course on the Warren Buffet Principles of Investing.  He is also a trustee for Johns Hopkins University.  Mr. Eisen has also been a director of GP Strategies Corporation (“GP Strategies”) since 2002 and has been Chairman of the Board of Directors of GP Strategies since April 2005.  For many years, he was a trustee of Rippowam Cisqua School in Bedford, New York and the Northern Westchester Hospital.

Mr. Eisen is qualified to serve on our Board of Directors and brings valuable insight to our Board of Directors as a result of his broad range of business skills and his financial literacy and expertise and executive and management leadership skills. Mr. Eisen honed these skills and expertise during his long and successful business career as Chairman and Managing Member of Bedford Oak,   a Senior Vice President of Travelers and Primerica, as well as his service on other public company and institutional boards

Peter M. Donovan, 70, has served as a director of the Company since December 19, 2012.  Mr. Donovan is the Chief Executive Officer of The Winthrop Corporation (“Winthrop”)  and  through its wholly-owned subsidiaries Wright Investors’ Service, Inc. (“Wright”), Wright Investors’ Service Distributors, Inc. (“WISDI”) and Wright’s wholly-owned subsidiary, Wright Private Asset Management, LLC (“WPAM”) (collectively, the “Wright Companies”).  Mr. Donovan worked at Jones, Kreeger & Co., in Washington, D.C. prior to joining Wright in 1966.  At Wright, Mr. Donovan is responsible for the overall management of Wright. Mr. Donovan has been Chief Executive Officer of Winthrop since 1996 and its Chief Investment Officer since 2010.  He is co-author of Worldscope Industrial Company Profiles and Worldscope Financial Company Profiles.  He is also President of the Wright Managed Income Trust and the Wright Managed Equity Trust.  Mr. Donovan is Chairman of the Board of Trustees of the School for Ethical Education.  He is a member of the New York Society of Security Analysts and the Hartford Society of Financial Analysts.  Mr. Donovan received a BA in Economics from Goddard College.

Mr. Donovan is qualified to serve on our Board of Directors because of his extensive business skills and experiences in the financial services industry and his financial literacy and expertise.

Scott N. Greenberg, 56, has been a director of the Company since 2004.  Mr. Greenberg was Chief Financial Officer of the Company from 2004 to July 2007.  Mr. Greenberg has been the Chief Executive Officer of GP Strategies since April 2005 and a director since 1987.  From 2001 until February of 2006 he was President of GP Strategies, Chief Financial Officer from 2001 until 2005, Executive Vice President and Chief Financial Officer from 1998 to 2001, Vice President and Chief Financial Officer from 1989 to 1998, and Vice President, Finance from 1985 to 1989.  He was a director of GSE Systems, Inc. from 1999 to 2008.

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

Lawrence G. Schafran, 73, has served as a director and chairman of the audit committee of the Company since 2006.  Mr. Schafran also serves as a director of SecureAlert, Inc., and Glass Tech, Inc.  Mr. Schafran also served as a Managing Director of Providence Capital, Inc., an investment and advisory firm from 2003 until December 2012 and as a director of Electro-Energy, Inc. from 2006 until 2009.

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

Ira J. Sobotko, 56, has served as Vice President, Finance, Secretary and Treasurer of the Company since July 2007, and is its principal financial officer and principal accounting officer.  His title was changed from Vice President, Finance, Secretary and Treasurer to Vice President and Chief Financial Officer, Secretary and Treasurer in 2008.  Mr. Sobotko served as Senior Vice President, Finance, Secretary and Treasurer of Five Star Products and its principal financial officer from July 2007 until its sale by the Company in January 2010.  From April 2007 to July 2007, Mr. Sobotko served as Vice President, Finance of the Company.  From September 2005 through March 2007, Mr. Sobotko served as a financial consultant to various publicly traded companies, including the Company and Five Star Products and various emerging technologies companies.  From January 2004 through May 2005, Mr. Sobotko served as Vice President and Chief Financial Officer of Campusfood.com, a web-based network of restaurants for students and local communities.  From August 2000 to January 2004, Mr. Sobotko served as Executive Vice President, Finance at Arrowsight, Inc., a web-based application service provider where Mr. Sobotko has also served as a director since November 2001.

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

Code of Ethics

The Company has adopted a Code of Ethics for its principal executive officer, senior financial officers, including the principal financial officer and the principal accounting officer, and persons performing similar functions for its subsidiaries. If the Company makes any substantive amendment to the Code of Ethics or grants any waiver from a provision of the Code of Ethics for said executive officers, the Company will disclose the nature of such amendment or waiver in a filing on Form 8-K. The Code of Ethics was filed as Exhibit 14.1 to the Company’s Form 10-K for the year ended December 31, 2004 filed with the SEC on April 15, 2005 and is incorporated by reference herein. The Company will also provide a copy of such Code of Ethics to any person, without charge, upon written request made to the Company’s Secretary at the following address: Wright Investors’ Service Holdings,Inc., Attn: Secretary, 100 South Bedford Road, Suite 2R, Mount Kisco, New York 10549.

ITEM 11.             EXECUTIVE COMPENSATION

The Company has elected to use the Smaller Reporting Company rules issued by the SEC regarding the disclosure of executive compensation.  Under these rules, the Company provides a Summary Compensation Table covering 2012 and 2011 compensation for the individual who served as principal executive officer in 2011 and for two individuals who are the most highly-compensated executive officers other than the individual who served as principal executive officer (to whom we refer collectively as our “named executive officers”) and Outstanding Equity Awards at Year-End Table and certain narrative disclosures.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of the Company’s Named Executive Officers for the fiscal years ended December 31, 2012 and 2011.

Name and Principal Position	Year	Salary	Bonus (1)	Option & Restricted Stock Unit Awards (2)	All Other Compensation (3) (4)	Total
		($)	($)	($)	($)	($)
Harvey P. Eisen, Chairman of the Board and Chief Executive Officer (Principal Executive	2012	150,000	0		0	150,000
Officer)	2011	150,000	0		0	150,000
Ira J. Sobotko, Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting	2012	200,000	0	0	16,441	216,441
Officer) (3)	2011	200,000	0	0	16,306	216,306
Peter M. Donovan, Chief Executive Officer of	2012	294,246	875,000	223,314	10,086	1,402,646
Winthrop (4)	2011	230,953	0	0	17,793	248,746

(1)
The amounts in this column reflect the $850,000 “stay/client retention bonus” that was paid to Mr. Donovan on December 20, 2012. See Overview of Material Compensation Arrangements with Our Named Executive Officers.   In addition, Mr. Donovan received a performance bonus of $25,000 during 2012.

(2)
The dollar amount recognized as expense for financial statement reporting purposes, calculated in accordance with FASB ASC Topic 718.  A discussion of the assumptions used in calculating these values with respect to awards related to Company common stock may be found in Note 12 to our audited financial statements in the Form 10-K for the fiscal year ended December 31, 2012.

(3)	For Mr. Sobotko, the amount reflected under “All Other Compensation” is comprised of:

•	$879 for 2012 and 2011 for life insurance premiums;

•	$5,962 and $5,827 for 2012 and 2011, respectively, for 401(K) Company matching contributions; and

•	$9,600 for 2012 and 2011 for auto expense allowance.

(4)
Mr. Donovan is the Chief Executive Officer of Winthrop, which became a subsidiary of the Company on December 19, 2012 (the “Closing Date”) and at which time Mr. Donovan became a Named Executive Officer of the Company.  For Mr. Donovan, the amount reflected in “All Other Compensation” is comprised of:

•	$4,332 and $2,929 for 2012 and 2011, respectively, for life insurance premiums;

•	$5,754 and $14,864 for 2012 and 2011, respectively for personal auto usage.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning the holdings of unexercised and unvested options to purchase shares of common stock of the Company for each of the named executive officers at December 31, 2012.

Name	Number of Shares of Common Stock Underlying Unexercised Options which are Exercisable	Number of Shares of Common Stock Underlying Unexercised Options which are Unexercisable	Option Exercise Price Per Share of Common Stock	Option Expiration Date
	(#)	(#)	($)
Harvey P. Eisen	2,500,000(1) 166,667	83,333 (2)	$2.45 $1.36	February 28, 2017 April 28, 2020
Ira J. Sobotko	100,000 (1)	-	$2.68	July 29, 2017

(1)	These options were fully vested at December 31, 2012.
(2)	These options vest in approximately one-third increments on each of April 28, 2011, April 28, 2012 and April 28, 2013.

Restricted stock units

As a result of the Winthrop acquisition, the Company issued a total of 195,711 Restricted Stock Units (RSUs) to Mr. Donovan on December 19, 2012 to be settled in shares of Company common stock as follows:

a)
110,771 RSUs, which vested on December 19, 2012 and are subject to post-vesting restrictions on sale for three years.  The RSUs were valued at the closing price of the Company’s common stock of $2.52, less a 20% discount for post vesting restrictions on sale, or $2.02 per share.  The total value of these RSUs of $223,314, were accounted for as compensation and charged to retention bonus expense on the Closing Date.

b)
85,000 RSUs were granted on December 19, 2012, which vest  equally over three years, with the first third vesting December 19, 2013.  The RSUs are valued based on the closing price of the Company’s common stock on the Closing Date of $2.52, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $5,700 for the year ended December 31, 2012 related to these RSUs. The total unrecognized compensation expense related to these unvested RSUs is $185,000, which will be recognized over the vesting period of approximately 3 years.

Overview of Material Compensation Arrangements with Our Named Executive Officers

The following is a summary of the material terms of employment and compensation arrangements pursuant to which compensation was paid to our named executive officers for their service with the Company or its subsidiaries for the fiscal year ended December 31, 2012.

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

On April 28, 2010, our Board of Directors granted to Mr. Eisen for 2010 for his role in the completion of the sale of both the Company’s undeveloped real property located in Pawling, New York and Five Star Products, the latter of which closed in January 2010, an option to purchase 250,000 shares of common stock, of the Company granted under the Company’s 2007 Incentive Stock Plan. The options have an exercise price of $1.36 per share, which was equal to the fair market value on the date of grant, vest over three years, in approximately one-third increments each year, commencing on the first anniversary of the date of grant and have a term of ten years, subject to earlier termination as provided in the form of option agreement.

Ira J. Sobotko

Mr. Sobotko serves as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company.   Mr. Sobotko receives a salary of $200,000 per annum from the Company.   In addition, pursuant to the terms and conditions of the Stock Option Agreement, dated July 30, 2007, between the Company and Mr. Sobotko (the “Sobotko NPDC Stock Option Agreement”), Mr. Sobotko was granted options to purchase 100,000 shares of Company common stock under the 2003 Plan at an exercise price equal to $2.68 per share, which was the average of the closing bid and ask prices of Company common stock on July 30, 2007.  The options were fully vested at December 31, 2012.

Peter Donovan

On the Closing Date the Company, completed the merger (the “Merger”) of  a wholly-owned subsidiary of the Company (“MergerSub”) with and into The Winthrop Corporation, a Connecticut corporation (“Winthrop”), pursuant to that certain  Agreement and Plan of Merger (the “Merger Agreement”) dated June 18, 2012.  Simultaneously with the execution of the Merger Agreement, and as an inducement to the Company’s entering into the Merger Agreement, the Company entered into  an employment agreement with Mr. Donovan (the “Employment Agreement”), which was effective at the Closing of the Merger.  Pursuant to his Employment Agreement, Mr. Donovan will serve as Chief Executive Officer of Winthrop.  Mr. Donovan’s Employment Agreement provides for a term of five years, with automatic annual renewals unless notice of non-renewal is given at least six months prior to the applicable employment period.  Mr. Donovan will receive an annual base salary of $300,000, subject to increases at the discretion of the Compensation Committee of Winthrop‘s Board of Directors.  During the initial term of Mr. Donovan’s Employment Agreement but subsequent to the third anniversary of the Closing, in the sole discretion of the Board of Directors of Winthrop, Mr. Donovan will assume the position of Executive Chairman of Winthrop in lieu of his position as Chief Executive Officer of Winthrop, with such authority, duties and responsibilities as are commensurate with his position as Executive Chairman and such other duties and responsibilities as may reasonably be assigned to him by the Chief Executive Officer of the Company.  As Executive Chairman, Mr. Donovan will be entitled to an annual base salary of $200,000.  During his employment under the Employment Agreement, Mr. Donovan will report directly to the Chief Executive Officer of the Company.

In addition to his base salary, Mr. Donovan is eligible for a “Stay/Client Retention Bonus” of $1,170,000, $850,000 of which was paid on the Closing Date, and the remainder of which will be payable ratably upon the first, second and third anniversaries of the Closing Date provided that Mr. Donovan is then employed by Winthrop or one of its affiliates.

Under his Employment Agreement, Mr. Donovan also received following the Closing Date a grant from the Company of 110,771 RSUs, which are fully vested  as of the Closing Date and which will settle in shares of Company Common Stock on the third anniversary of the Closing Date.  Mr. Donovan also received a grant of 85,000 “Stay/Client Retention” RSUs which  vest in equal annual installments on the first, second and third anniversaries of the Closing Date, provided that Mr. Donovan is then employed by Winthrop  or one of its affiliates, and will settle in shares of Company Common Stock on the third anniversary of the Closing Date.

Mr. Donovan will also be entitled to receive a “Special Bonus,” payable on the third anniversary of the Closing Date equal to the excess, if any, of $1,900,000 over the product of (i) the aggregate trailing average closing price of the Company Common Stock for the 10 trading days prior to such third anniversary multiplied by (ii) the number of shares of Company Common Stock that he receives as Merger Consideration (subject to equitable adjustment to reflect stock splits and similar changes in the Company’s capitalization) regardless of whether he is employed on the third anniversary date.  Under his Employment Agreement, Mr. Donovan will also be eligible to receive quarterly and annual incentive bonuses for each period during the initial term of his Employment Agreement and for any period thereafter prior to the date his title is changed to Executive Chairman.  The quarterly incentive bonuses will be equal to $6,250 per quarter for each fiscal quarter during which the revenue of Winthrop, determined in accordance with generally accepted accounting principles in the United States (“GAAP”), does not decline from the immediately prior year’s GAAP revenue by 9% or more.  If during a fiscal year Mr. Donovan has not earned all quarterly incentive bonuses for such year, he will be entitled to a “catch up” bonus for any such quarter in which the incentive bonus has not been earned if the GAAP revenue of Winthrop for the entire fiscal year has not declined from the immediately prior year by 9% or more.  Mr. Donovan will also be entitled to an annual incentive bonus of $25,000 if, at the end of a given fiscal year, GAAP revenue of Winthrop for such year has increased by at least 9% over the immediately prior year.

Termination of Employment and Change in Control Arrangements

Potential Payments upon Termination or Change in Control

As discussed above, both Mr. Eisen and Mr. Sobotko’s awards granted under the 2003 Plan have vested. As of December 31, 2012, Mr. Eisen had unvested options to purchase 83,333 shares of Company common stock, which options vest over three years, in approximately one-third increments each year, commencing April 28, 2011. All unvested options would fully vest and become immediately exercisable upon an occurrence of a change in control of the Company. See the descriptions of the agreement with the named executive officers above for additional information.

At the Closing Date, an Investors’ Rights Agreement was entered into by and among the Company and Mr. Donovan and certain other individuals and entities who are key executives of Winthrop or that elected to receive Company Common Stock as Merger Consideration.  The Investors’ Rights Agreement provides that shares of Company Common Stock received as Merger Consideration by Mr. Donovan are subject to a three year transfer restriction and if Mr. Donovan terminates his employment without “good reason” prior to the third anniversary of the Closing, a call right in favor of the Company at a purchase price per share equal to the fair market value of Company Common Stock as of the date of notice of exercise of the call right.  In addition, the Investors’ Rights Agreement provides for: (i) a right of first offer in favor of Mr. Donovan and the other key Winthrop executives party to this agreement in the event that the Company effects or agrees to a sale of Winthrop of all or substantially all of its business or assets prior to the fifth anniversary of the Closing Date, and (ii) certain demand and piggyback registration rights to be available following the third anniversary of the Closing Date with respect to the Company Common Stock held, or to be held upon the settlement date of Mr. Donovan’s RSU agreement

DIRECTOR COMPENSATION

Only directors who are not employees of the Company or its subsidiaries are entitled to receive compensation for service as a director. The table below summarizes the total compensation paid to or earned by each director of the Company (who is not also a named executive officer) for the fiscal year ended December 31, 2012. The column “Fees Earned or Paid in Cash” includes common stock of the Company issued in lieu of cash.

2012 Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards (2)	All Other Compensation	Total
	($)	($)	($)	($)
Lawrence G. Schafran	44,000 (1)	17,767	0	61,767
Scott N. Greenberg	34,000	17,767	0	51,767

(1)	Mr. Schafran elected to receive 4,918 shares of Company common stock in lieu of $12,500 of his annual director’s fee.

(2)
The amounts in this column reflect the dollar amount recognized in fiscal 2012 for financial statement reporting purposes, calculated in accordance with FSB ASC 718.  A discussion of the assumptions used in calculating these values may be found in Note 10 to our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  At December 31, 2012, each of Messrs. Greenberg and Schafran each had 166,667 vested and 33,333 unvested options.

Director Compensation Program

For the year ended December 31, 2012 directors who are not employees of the Company or its subsidiaries were entitled to receive:

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

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders

The following table sets forth the number of shares of common stock beneficially owned as of April 15, 2013 by each person who is known by the Company to own beneficially more than five percent of outstanding Company common stock other than executive officers or directors of the Company, whose beneficial ownership is reflected in the Security Ownership of Directors and Executive Officers table below.  There were 18,472,297 shares of Company common stock outstanding on April 15, 2013.

Security Ownership of Principal Stockholders Table

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Bedford Oak Advisors, LLC 100 South Bedford Road Mt. Kisco, NY 10549	5,210,434 (1)	28.21%
GAMCO Investors, Inc. One Corporate Center Rye, NY 10580	2,405,028 (2)	13.02%
Frost Gamma Investments Trust 4400 Biscayne Blvd. Miami, FL 33137	1,345,667 (3)	7.28%

(1)
Based on a Schedule 13D/A filed jointly by Bedford Oak Advisors, LLC (“Bedford Oak”), Bedford Oak Capital, L.P. (“Capital”), Bedford Oak Acorn, L.P. (“Acorn”) and Mr. Eisen with the SEC on December 20, 2012, and updated for other information known to the Company, including various Form 4’s filed jointly by Bedford Oak, Capital and Mr. Eisen with the SEC through April 15, 2013.  Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn and certain other private investment partnerships.  Does not include options to purchase 2,750,000 shares of Company common stock exercisable by Mr. Eisen within 60 days of April 15, 2013.  See Security Ownership of Directors and Executive Officers table below.

(2)
Based on a Schedule 13D/A filed jointly by Gabelli Funds, LLC, GGCP, Inc., GAMCO Investors, Inc., GAMCO Asset Management, Inc., MJG Associates, Inc., Teton Advisors and Mario J. Gabelli with the SEC on January 26, 2011.

(3)	Based on a Schedule 13G filed by Frost Gamma Investments Trust with the SEC on February 13, 2013.

Security Ownership of Directors and Executive Officers

The following table sets forth the beneficial ownership of Company outstanding common stock as of April 15, 2013 by each person who is a director or named executive officer of the Company as of such date, naming each such person, and all persons who are directors and executive officers of the Company as of such date, as a group.

Security Ownership of Directors and Executive Officers Table

Name	Amount and Nature of Beneficial Ownership		Percent of Class
Harvey P. Eisen	7,960,434	(1)	37.51%
Scott N. Greenberg	225,535	(2) (3)	1.21%
Lawrence G. Schafran	249,887	(3)	1.34%
Ira J. Sobotko	100,625	(4)	*
Peter M. Donovan	962,938	(5)	5.18%
Directors and executive officers as a group (5 persons) (6)	9,499,419		43.51%

* The number of shares owned is less than one percent of the outstanding shares.

(1)
Includes 5,210,434 shares of Company common stock beneficially owned by Bedford Oak, Capital and Acorn.  Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn.  See footnote 1 to Principal Stockholders table above.  Also includes 2,750,000 shares of Company common stock issuable upon the exercise of options that are exercisable by Mr. Eisen within 60 days of April 15, 2013.

(2)
Includes 4,000 shares of Company common stock held by members of Mr. Greenberg’s family, and 5,867 shares of Company common stock allocated to Mr. Greenberg’s account pursuant to the provisions of the GP Strategies Retirement Savings Plan.  Mr. Greenberg disclaims beneficial ownership of the 4,000 shares of Company common stock held by members of his family.

(3)
Includes 200,000 shares of Company common stock issuable to each of Messrs. Greenberg, and Schafran upon the exercise of options, all of which are exercisable by Messrs. Greenberg and Schafran within 60 days of April 15, 2013.

(4)
Includes 625 shares of Company common stock owned by Mr. Sobotko individually, and 100,000 shares of Company common stock issuable to Mr. Sobotko upon the exercise of options, all of which are currently exercisable.

(5)	Includes 110,771 RSUs, which vested on December 19, 2012 and are subject to post-vesting restrictions on sale for three years.

(6)
Includes Messrs. Greenberg and Schafran, each of whom is currently a director of the Company, Messrs. Eisen and Donovan, each of whom is currently a director and a named executive offer of the Company, and Mr. Sobotko who is currently a named executive officer of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 with respect to shares of Company common stock that may be issued under existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, Restricted Stock Units and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	4,149,280	$2.29	6,150,720
Equity compensation plans not approved by security holders	―	―	―
Total	4,149,280	$2.29	6,150,720

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

On October 31, 2012, also in connection with the Merger and the Company’s transition from a shell company into an operating company, the Company’s Compensation Committee  approved an annual salary of $200,000 for Thomas Hayes, the Company’s former Chief Operating Officer, effective as of September 1, 2012,  since Mr. Hayes was devoting and planned to continue devoting 100% of his time to planning for the future growth and operations of the Company, as well as business development activities for Winthrop. Mr. Hayes was also a Managing Director at Bedford Oak.   On January 17, 2013, the employment of Mr. Hayes, was terminated.

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

Using the objective and subjective independence criteria enumerated in the Nasdaq marketplace rules listing requirements and SEC rules, the Board of Directors has reviewed all relationships between each director and the Company and, based on this review, the Board of Directors has affirmatively determined that, in accordance with Nasdaq independence criteria, (i) Mr. Schafran is independent, (ii) Messrs. Eisen and Greenberg are not independent.

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for services rendered for 2012 and 2011 by EisnerAmper LLP, were as follows:

	2012	2011

Audit Fees (1)	$157,000	$107,000
Audit-Related Fees (2)	135,000	70,000
Tax Fees	-	-
All Other Fees	-	-

Total	$292,000	$177,000

(1)
Audit fees consisted principally of fees for the audit of the annual financial statements and reviews of the condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and review of registration statements.

(2)	Consists of due diligence work incurred on potential acquisitions.

Policy on Pre-Approval of Services Provided by Independent Auditor

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of EisnerAmper LLP are subject to specific pre-approval policies.  In 2012 and 2011, all audit services and other services to be performed by EisnerAmper LLP require pre-approval by the Audit Committee in accordance with pre-approval policies established by the Board of Directors.  The procedures require that all proposed engagements of EisnerAmper LLP for services of any kind be directed to the Audit Committee prior to the beginning of any service.

All services provided by the independent registered public accounting firm for 2012 and 2011 were approved in advance by the Audit Committee of the Board of Directors.

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Date: April 29, 2013	By:	/s/ IRA J. SOBOTKO
		Name:	Ira J. Sobotko
		Title:	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number		Description

31.1	*	Certification of Principal Executive Officer
31.2	*	Certification of Principal Financial Officer

*	Filed herewith