Form 10-Q
period 2013-03-31
Wright Investors Service Holdings, Inc.
filed 2013-05-14
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

As of May 1, 2013, there were 18,472,297 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues
Investment management services	$664	$-
Other investment advisory services	687	-
Financial research and related data	163	-
	1,514	-
Expenses
Selling, general and administrative	2,781	482
	2,781	482

Operating loss	(1,267)	(482)

Investment and other income (expense), net	29	(17)

Change in fair value of contingent consideration	(35)	-
Loss from continuing operations before income taxes	(1,273)	(499)

Income tax expense	(3)	(165)
Loss from continuing operations	(1,276)	(664)

Loss from discontinued operations, net of taxes	(6)	(6)

Net loss	$(1,282)	$(670)

Basic and diluted loss per share
Continuing operations	$(0.07)	$(0.04)
Discontinued operations	-	-
Net loss	$(0.07)	$(0.04)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$18,034	$18,883
Short-term investments	205	190
Accounts receivables	432	462
Refundable and prepaid income taxes	40	40
Prepaid expenses and other current assets	247	262
Total current assets	18,958	19,837
Property and equipment, net of accumulated depreciation and amortization of $62 and $57	48	52
Intangible assets, net	4,396	4,555
Goodwill	3,364	3,364
Investment in undeveloped land	355	355
Other assets	325	325
Total assets	$27,446	$28,488

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,990	$1,875
Income taxes payable	233	227
Deferred revenue	-	16
Current portion of officers retirement bonus liability	100	100
Total current liabilities	2,323	2,218

Liability for contingent consideration	456	421
Officers retirement bonus liability, net of current portion	786	781
Total liabilities	3,565	3,420

Stockholders’ equity
Common stock	190	190
Additional paid-in capital	32,883	32,788
Accumulated deficit	(7,833)	(6,551)
Treasury stock, at cost	(1,359)	(1,359)
Total stockholders' equity	23,881	25,068
Total liabilities and stockholders’ equity	$27,446	$28,488

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities

Net loss	$(1,282)	$(670)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	164	-
Change in liability for contingent consideration	35	-
Equity based compensation, including issuance of stock to directors	95	25
Changes in other operating items, net of effects of acquisition:
Accounts receivables	30
Investment securities	(15)
Deferred revenue	(16)
Officers retirement bonus	5
Refundable and prepaid income tax		186
Income tax payable	6	8
Prepaid expenses and other current assets	15	(62)
Accounts payable and accrued expenses	115	55
Net cash used in operating activities	(848)	(458)

Cash flows from investing activities
Additions to property and equipment	(1)
Net cash used in investing activities	(1)	-

Net decrease in cash and cash equivalents	(849)	(458)
Cash and cash equivalents at the beginning of the period	18,883	27,247
Cash and cash equivalents at the end of the period	$18,034	$26,789

Supplemental disclosures of cash flow information
Net cash paid during the period for
Income taxes	$3	$6

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2013
(unaudited)
(in thousands, except per share data)
						Total
			Additional		Treasury	stock-
	Common stock		paid -in	Accumulated	stock , at	holders
	shares	amount	capital	deficit	cost	equity

Balance at December 31, 2012	19,034,834	$190	$32,788	$(6,551)	$(1,359)	$25,068

Net loss	-	-	-	(1,282)	-	(1,282)
Equity based compensation expense	-	-	92	.	-	92
Issuance of common stock to directors	1,202	-	3	-	-	3
Balance at March 31, 2013	19,036,036	$190	$32,883	$(7,833)	$(1,359)	$23,881

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2013 and 2012

(unaudited)

1.	Basis of presentation and description of activities

 Basis of presentation

The accompanying interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The information and note disclosures normally included in complete financial statements have been condensed or omitted pursuant to such rules and regulations.  The Condensed Consolidated Balance Sheet as of December 31, 2012 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2013 interim period are not necessarily indicative of results to be expected for the entire year.

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

Pursuant to the Merger Agreement, the Company has entered into employment agreements with four key Winthrop employees having initial terms of five years for one employee and three years for three employees which provide for compensation in the form of base salary, various bonuses and restricted stock units, representing Company Common Stock (“RSUs”).  The employment agreements provide for automatic annual renewals unless notice of non-renewal is given at least six months prior to the applicable employment period. See Note 11 (b).

The purchase price is comprised of the following (in thousands):

(a) Cash paid	$4,852
(b) Issuance of 881,206 common shares based on the closing price of $2.52 per share on December 19, 2012 and a 20% discount to reflect the three-year transfer restriction	1,776

(c)Fair value of contingent consideration related to guarantee of a value of certain common shares issued	441

$7,069

A liability was recognized for an estimate of the acquisition date fair value of the acquisition-related contingent consideration which may be paid.  The fair value was calculated by applying a lattice model, which takes into account the potential for the Company’s stock price per share being less than $2.23 per share at the end of the 3 year lock-up period.  The fair value measurement is based on significant unobservable inputs that are supported by little market activity and reflect the Company’s own assumptions.  Key assumptions include expected volatility (50%) in the Company’s common stock and the risk free interest rate (0.36%) during the above period.  Changes in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in earnings until the liability is eliminated or settled. The fair value of the liability was $456,000 on March 31, 2013 and accordingly, the Company recognized an expense of $35,000 for the change in the value for the period ended March 31, 2013.

The allocation of the purchase price to Winthrop’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill.  Factors that contributed to a purchase price resulting in the recognition of goodwill primarily relates to the Company’s effort to transition from a shell company and the belief that Winthrop’s platform will provide the Company the opportunity to grow into a significantly larger asset management franchise over time.

For tax purposes, the Merger was treated as a taxable acquisition of Winthrop’s stock with no changes in the tax basis of Winthrop’s assets and liabilities. A net deferred tax liability was recorded for the excess of the fair values over the tax bases of the acquired assets and assumed liabilities with a corresponding increase to goodwill.

The following unaudited pro forma information presents the Company’s combined results of operations as if the acquisition of Winthrop had occurred as of January 1, 2012. The pro forma net loss reflects amortization of the amounts ascribed to intangible assets acquired in the acquisition, compensation related to employment contracts and RSU’s granted to certain employees and adjustments to reflect increases in charges from a related party (see Note 8). The pro forma results exclude acquisition related expenses and deferred tax benefits resulting from the acquisition and reflect retention bonuses as if they were incurred  on January 1, 2012 instead of December 19, 2012 (in thousands, except for per share data).

Quarter Ended March 31, 2012
Total revenue	$1,735
Net loss	(956)
Basic and diluted loss per share	$(0.05)
Weighted average common shares outstanding – basic and diluted (a)	18,945

(a)	Reflects common shares issued in the acquisition in addition to RSUs to be settled with common shares which vested on the closing date.

The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisition been completed as of the beginning of 2012, nor should it be taken as indicative of the Company’s future consolidated results of operations.

3.	Per share data

Loss per share for the three months ended March 31, 2013 and 2012 respectively, is calculated based on 18,950,000 and 17,585,000 weighted average outstanding shares of common stock.

In connection with the Winthrop acquisition on December 19, 2012, 479,280 RSUs vested on such date and are included in the weighted average outstanding shares of common stock for the quarter ended March 31, 2013. Options for 3,250,000 and 3,300,000 shares of common stock for the quarters ended March 31, 2013 and 2012, respectively and unvested RSUs for 387,738 shares of common stock for the quarter ended March 31, 2013 were not included in the diluted computation as their effect would be anti-dilutive since the Company has losses from continuing operations for both periods.

4.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At March 31, 2013 the Company had repurchased 1,791,821 shares of its common stock and a total of 3,208,179 shares, remained available for repurchase at March 31, 2013.

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

The following is a summary of current trading marketable securities at March 31, 2013 (in thousands):

	March 31, 2013
	Cost	Unrealized Gains	Estimated Fair Value
Mutual funds	$74	$-	$74
Equity securities	118	13	131
	$192	$13	$205

6.	Incentive stock plans and stock based compensation

The Company has a stock-based compensation plan for employees and non-employee members of its Board of Directors. The plan provides for discretionary grants of stock options, restricted shares, and other stock-based awards. The Company’s plan is administered by the Compensation Committee of the Board of Directors, which consists solely of non-employee directors. No stock options were granted during the three months ended March 31, 2013.

Information with respect to the Company’s outstanding stock options for the three months ended March 31, 2013 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	3,300,000	$2.29	4.7	$0	*
Options cancelled	50,000	$1.50
Options outstanding at March 31, 2013	3,250,000	$2.39	4.4	$446,000	*
Options exercisable at March 31, 2013	3,100,150	$2.35	4.2	$297,000	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Compensation expense related to option grants amounted to $20,000 and $22,000 for the quarters ended March 31, 2013 and 2012, respectively.   As of March 31, 2013, there was no additional unrecognized compensation cost related to non-vested options.

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

b)
370,000 RSUs were granted to four key executives, which vest  equally over three years, with the first third vesting one year from the Closing Date.  The RSUs are valued based on the closing price of the Company’s common stock on the Closing Date of $2.52, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $69,000 for the quarter ended March 31, 2013 related to these RSUs. The total unrecognized compensation expense related to these unvested RSUs is $737,000, which will be recognized over the vesting period of approximately 3 years.

c)
17,738 RSUs were granted to certain employees of the Company on February 4, 2013, which vest equally over three years, with the first third vesting on February 4, 2014.  The RSUs are valued based on the closing price of the Company’s common stock on February 4, 2013 of $2.40, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $2,000 for the quarter ended March 31, 2013 related to these RSUs. The total unrecognized compensation expense related to these unvested RSUs is $38,000, which will be recognized over the vesting period of approximately 3 years.

7.	Intangible Assets

At March 31, 2013, intangible assets subject to amortization which were recorded in connection with the acquisition of Winthrop consisted of the following (in thousands):

Intangible	Estimated useful life	Gross carrying amount	Accumulated Amortization	Net carrying amount

Investment management and Advisory Contracts	9 years	$3,181	$99	$3,082
Trademarks	10 years	433	12	421
Proprietary software and technology	4 years	960	67	893
		$4,574	$178	$4,396

For the period ended March 31, 2013 amortization expense was $159,000. Estimated amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Year ending December 31,
2013 (remainder)	$477
2014	637
2015	637
2016	630
2017	397
2018-2023	1,618
$4,396

8.	Related party transactions

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

On October 31, 2012, the Company’s Audit Committee approved an increase to approximately $40,700 per month (effective as of September 1, 2012) in the monthly sublease and administrative support services rate, which increased rate the Company believes is necessary to provide for the increased personnel and space requirements necessary for an operating company.    Selling general and administrative expenses for the three months ended March 31, 2013 and 2012, includes $122,000 and $59,000, respectively, related to the sublease arrangement with Bedford Oak.

On October 31, 2012, also in connection with the Merger and the Company’s transition from a shell company into an operating company, the Company’s Compensation Committee  approved an annual salary of $200,000 for Thomas Hayes, the former Chief Operating Officer of the Company(effective as of September 1, 2012)  since Mr. Hayes was currently devoting and planned to continue devoting 100% of his time to planning for the future growth and operations of the Company, as well as business development activities for Winthrop. Mr. Hayes was also a Managing Director at Bedford Oak.   On January 17, 2013, the employment of Mr. Hayes, was terminated.

Wright acts as an investment advisor, its subsidiary acts as a principal underwriter and several officers of Winthrop are officers for a family of mutual funds from which investment management and distribution fees are earned based on the net asset values of the respective funds.  Such fees amounted to $259,000 for the three months ended March 31, 2013.

9.	Income taxes

For the three months ended March 31, 2012, the income tax expense related to continuing operations of $165,000 substantially represents an increase in a liability for uncertain tax positions related to a New York State tax examination.

For the three months ended March 31, 2013, the Company recorded income tax expense from continuing operations of $3,000, which represented minimum state taxes.

Five Star is currently undergoing an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008 and is being challenged with respect to the timing of certain tax deductions.  As a result, a liability for uncertain tax positions was provided in the year ended December 31, 2010 and charged to discontinued operations.   As of March 31, 2013, the liability related to Five Star included in the accompanying condensed consolidated balance sheets amounted to approximately $344,000  for potential federal and state tax deficiencies and related interest, of which approximately $213,000 related to additional tax, and approximately $131,000 related to interest. The deficiency notice was issued on April 25, 2011. On May 17, 2011, Five Star Products Inc. and its subsidiary Five Star Group Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy code. On December 16, 2011, the Plan of Reorganization of TMG Liquidation Corp., Five Star Products Inc.’s parent corporation, was approved by the Bankruptcy Court.  Under the Plan of Reorganization, the Internal Revenue Service is authorized to pursue the Plan Administrator, who is authorized to defend the deficiency letter issued to Five Star Products, Inc.

New York State was examining the Company’s 2008 through 2010 tax returns, which was finalized in June 2012.  During the three months ended March 31, 2012, the liability for uncertain tax positions was increased by $185,000 to account for an increase in tax and related interest related to a challenge to the Company’s position for filing on a combined basis.  The Company subsequently settled with New York State for the amount of $244,000, including interest of $39,000.

As of March 31, 2013, the Internal Revenue Service was examining the Company’s 2009 and 2010 consolidated U.S. federal tax returns.  The Company subsequently settled with the Internal Revenue Service, resulting in no material impact to the financial statements.

No tax benefit has been recorded in relation to the pre-tax loss from continuing operations for the three months ended March 31, 2013 and 2012, based on the Company’s estimated annual effective tax rate which reflects a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss. The increase in the liability for uncertain tax positions was treated as discrete items. The tax effect of discrete items are reflected in the periods in which they occur and not reflected in the estimated annual effective tax rate which is used for interim period tax provisions.

10.	Retirement plans

Winthrop maintains an officer retirement bonus plan (the “Bonus Plan”) that is an unfunded deferred compensation program providing retirement benefits equal to 10% of annual compensation, as defined, to those officers upon their retirement.   Effective December 1, 1999, the Plan was frozen so that no additional benefits will be earned.  The total obligation under the Bonus Plan at March 31, 2013 is $1,831,000, of which $100,000 is estimated to be payable over the next twelve months.  The liability is payable to individual retired employees at the rate of $50,000 per year in equal monthly amounts commencing upon retirement.  The liability was recorded at $885,000 at the date of acquisition, representing its estimated fair value computed based on its present value, utilizing a discount rate of 14%, which was estimated to be the acquired company’s weighted average cost of capital on such date from the perspective of a market participant.  The calculated discount of $945,000 is being amortized as interest expense over the period the obligation is outstanding by use of the effective interest method.  For the three months ended March 31, 2013, discount amortization (included in Officers retirement bonus liability) amounted to $30,000.

11.	Contingencies and other

(a)
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

(b)
The Company entered into employment agreements with four key executives of Winthrop.  The Company has a call right to acquire any shares of Company common stock held by the four key executives of Winthrop received as merger consideration who terminate employment without “good reason” prior to the third anniversary of the Closing Date, at a purchase price per share equal to the fair market value of Company Common Stock as of the date of the notice of the exercise of the call right.

THE WINTHROP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

March 31,
2012
Assets
Cash and cash equivalents	$559,152
Short-term investments	350,971
Accounts receivable	529,504
Property and equipment	70,663
Prepaid costs and other	225,125
Total Assets	$1,735,415

Liabilities and Shareholders’ Equity (Deficiency)
Liabilities:
Accounts payable and accrued expenses	$541,878
Deferred revenue	27,632
Accrued compensation and bonuses	66,333
Officer retirement bonus payable	1,205,296
Total liabilities	1,841,139
Shareholders’ equity deficiency	(105,724)
Total Liabilities and Shareholders’ Equity (Deficiency)	$1,735,415

See notes to consolidated financial statements.

THE WINTHROP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION

Three Months Ended
March 31,
2012
Revenues:
Investment management services	$722,481
Other investment advisory services (Note 6)	736,899
Financial research and related data	276,141
Total revenues	1,735,521
Costs and expenses:
Salaries and employee benefits	1,131,899
Other selling and administrative	236,931
Facilities	157,878
Professional and outside services	113,400
Total costs and expenses	1,640,108
Income from operations before income taxes	95,413
Income tax expense (Note 9):
Current	250
250
Net income	$95,163

See notes to consolidated financial statements.

THE WINTHROP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended
March 31,
2012
Cash flows from operating activities:
Net income	$95,163
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	7,223
Gain on short-term investments	(33,648)
Changes in operating assets and liabilities:
Accounts receivable	(42,292)
Prepaid costs and other	34,124
Accounts payable and accrued expenses	(43,381)
Deferred revenue	14,815
Deferred compensation and bonuses	15,248
Net cash provided by operating activities	47,252
Cash and cash equivalents, beginning	511,900
Cash and cash equivalents, ending	$559,152

See notes to consolidated financial statements.

THE WINTHROP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

							Treasury Stock
	Class A Common		Class B Common				Shares		Amount
					Additional
					Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Class A	Class B	Class A	Class B	Total

Balance, January 1, 2012	57,077	$57,077	19,070	$19,070	$1,110,593	$(984,717)	11,953	6,695	$(341,868)	$(61,042)	$(200,887)

Net income						95,163					95,163

Balance, March 31, 2012	57,077	$57,077	19,070	$19,070	$1,110,593	$(889,554)	11,953	6,695	$(341,868)	$(61,042)	$(105,724)

See notes to consolidated financial statements.

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012

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

Cash and cash equivalents:

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash.  Investments in money market mutual funds are considered cash equivalents.

Property and equipment:

Property and equipment are stated at cost.  Depreciation is provided by use of the straight-line method over the estimated useful life of the related asset.  Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful life of the related asset.  Accelerated depreciation methods are used for income tax reporting purposes.

Revenue recognition:

Investment advisory revenue is recognized over the period in which the service is performed.  Accordingly, the amount of investment advisory revenue billed as of the balance sheet date relating to periods after the balance sheet date is included as deferred revenue.  Revenue from research reports is recognized as earned.

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012

1.	Summary of significant accounting policies (continued):

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

Stock based compensation:

The Company accounts for its stock-based compensation in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 718, “Compensation-Stock Compensation” (ASC 718). ASC 718 requires companies to measure compensation expense for all stock based payments to employees based on the fair value at the date of grant and recognized over the vesting period.

2.	Short-term investments:

Estimated fair value is based on the criteria outlined in Accounting Standard Codification No. 820 (ASC 820) “Fair Value Measurements and Disclosures”.  ASC 820 established a “three-tier” valuation hierarchy to prioritize the assumptions used in valuation techniques to measure fair value.  The three levels of fair value hierarchy under ASC 820 are described below:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measure- ment date for identical, unrestricted assets or liabilities;

•	Level 2 – Quoted prices in active markets for similar assets and liabilities or quoted prices in less active, dealer or broker markets;

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable.

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012

2.	Short-term investments (continued):

Short-term investments, principally in Company managed mutual funds and separate securities accounts, are stated at market based on the net asset value of the funds or the year-end closing price of the underlying security.  Short-term investment values were determined utilizing Level 1 inputs.

The following is a summary of current trading marketable securities at March 31, 2012:

	2012
	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
Cash	$58,056		$58,056
Mutual funds (See Note 6)	125,752	$16,785	142,537
Equity securities	125,598	24,280	149,878
Bonds	500		500
	$309,906	$41,065	$350,971

3.	Accounts receivable:

The Company continuously monitors the creditworthiness of customers and establishes an allowance for amounts that may become uncollectible in the future based on current, economic trends, historical payment and bad debt write-off experience, and any specific customer related collection issues.

4.	Property and equipment:

March 31,
2012
Computer software	$363,252
Computer equipment	213,225
Office furniture and equipment	462,832
Leasehold improvements	279,079
Publishing machinery	42,834
Automobiles	58,018
1,419,240
Less accumulated depreciation and amortization	(1,348,577)
$70,663

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012

5.	Retirement programs:

Officer retirement bonus:

The officer retirement bonus is an unfunded deferred compensation program providing retirement benefits equal to 10% of annual compensation, as defined, to those officers who are employed by the Company until their retirement.  The total obligation under the plan is $2,003,574.  The amount provided is computed at a present value, utilizing a discount rate that market participants would use in pricing such liability and considering factors applicable to the liability.  Amortization of discount to present value was $25,705 in 2012.  Payments under the Plan were $12,500 in 2012.  Effective December 1, 1999, the Plan was frozen so that no additional benefits will be earned.

Employee savings and profit sharing plan:

The Company has an elective Employee Deferred Savings and 401(k) Plan and profit sharing plan to provide its employees with additional income upon retirement.  At the discretion of the Board of Directors, the Company may contribute an amount not to exceed federally imposed limits on qualified plans.  The aggregate benefit payable to any employee is dependent upon the rate of contribution, earnings of the investments selected under the Plan, and the length of time such employee continues as a participant.  The Company had no contributions in 2012 to its 401(k) and profit sharing plans.

6.	Related party transactions:

The Company acts as investment advisor, its subsidiary acts as principal underwriter, and several Company officers are also officers for a family of mutual funds.  The Company invests its excess funds in these mutual funds.  Investment management and distribution fees are calculated based upon the net asset values of the respective funds.  Fees earned were $373,300 in 2012.

The Company provided a subsidy to several of its funds by reimbursing certain of the funds’ operating expenses.  Total fund subsidies were $106,600 in 2012 and are recorded as part of other investment advisory services revenue.

7.	Commitments:

Leases:

The Company leases office facilities under noncancellable operating leases expiring in 2013, which, in addition to the minimum lease payments, require an allocation of electricity and property taxes.

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012

7.	Commitments (continued):

Leases (continued):

The Company also subleases a portion of their office facilities under operating leases expiring in 2013.

Future minimum payments and sublease receivable under noncancellable operating leases are as follows:

Year Ending December 31:	Lease	Sublease
2012	$237,140	$53,142
2013	212,245	48,708
	$449,385	$101,850

8.	Common stock and treasury stock:

Class A and B common stock, have $1 par value, 100,000 and 50,000 shares authorized and may elect 30% and 70% respectively, of the Board of Directors.  Class C common stock is non-voting, has a $1 par value and has 50,000 shares authorized with no shares issued.

9.	Income taxes:

At December 31, 2011, the Company had approximately $8,424,000 and $1,260,000 of net operating loss carryforwards to offset state and federal taxable income, respectively, which are scheduled to expire at various dates through 2031.  For financial reporting purposes, a valuation allowance of $1,712,000 has been recognized for the related deferred tax asset as of December 31, 2011.

	2012
	Current	Deferred
Tax expense (benefit) before application of operating loss carryforward	$36,250
Benefit of loss carryforward	(36,000)	$36,000
Change in valuation allowance	-	(36,000)
	$250	$-

10.	Supplemental disclosures of cash flow information:

Cash paid for income taxes was $250 in 2012.

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012

11.	Stock plans:

The Company has issued non-qualified stock options covering 2,568 shares of Class A, 1,926 shares of Class B and 2,470 shares of Class C common stock.  The purpose of the options is to attract, retain and motivate certain employees by providing the opportunity to acquire an ownership interest in the Company.  Shares awarded entitle the shareholder to all rights of common stock ownership.  Options are granted with an exercise price equal to a purchase price formula defined by the Company which represents the fair market value of the stock at the date of grant.  The options vest based on 5 years of continuous service and have 7 year contractual terms from the date of vesting.  Options granted are fully vested in 2012.

The Company has an obligation to repurchase the shares, upon request of the participant, at the price yielded by calculating their value using the same formula as of the calendar year end immediately preceding the repurchase request.  The Company has no liability recorded for this obligation as of 2012.  As part of the acquisition of the Company stock in 2012, the Company voted to terminate its stock option plan.

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model.

The following summarizes the transactions of the Company’s stock option plan for the years ended December 31, 2011:

	Shares Subject To option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)
Outstanding and exercisable at March 31, 2012 and December 31, 2011	6,964	$151.59	6.24

Stock appreciation rights:

The Company has a stock appreciation rights plan that allows for 5,000 rights awards to be provided to certain employees as determined by the Board of Directors.  The value of the right is determined at the award date and is based on a formula of revenue and pre-tax earnings, divided by the number of outstanding shares of common stock and outstanding stock appreciation rights. The right may be redeemed after the second anniversary of the award date within an eight year period.  As part of the acquisition of the Company’s stock in 2012, the Company voted to terminate its stock appreciation rights plan.  Based on the formula, the Company has no obligation under this plan at 2012.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed by the Company with the Securities and Exchange Commission (the “SEC”) on April 1, 2013.

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

On January 15, 2010, we completed the Five Star Sale, in which we sold to Merit all of the issued and outstanding shares of Five Star stock for cash pursuant to the terms and subject to the conditions of the Five Star Stock Purchase Agreement.

Five Star’s results of operations for the quarter ended March 31, 2013 and 2012 has been accounted for as a discontinued operation in the condensed consolidated statements of operations.

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
On December 19, 2012 (the “Closing Date”) the Company, completed the acquisition of Winthrop, an investment management, financial advisory and investment research firm, pursuant to the Merger Agreement dated June 18, 2012. In accordance with the Merger Agreement, a wholly-owned newly formed subsidiary of the Company, was merged with and into Winthrop and Winthrop became a wholly-owned subsidiary of the Company (see Note 2 to the Condensed Consolidated Financial Statements).

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

Significant Developments – Acquisition

On the Closing Date, 881,206 shares of Company Common Stock were issued by the Company as merger consideration to those holders of Winthrop Common Stock who elected to receive Company Common Stock as merger consideration and the Company paid cash totaling $4,852,000 to those holders of Winthrop Common Stock who elected to receive cash as merger consideration. Pursuant to the Merger Agreement and an Investors’ Rights Agreement, holders of Winthrop Common Stock who elected to receive Company Common Stock as merger consideration are subject to a three-year transfer restriction on such Company Common Stock. Further, the Company has agreed to pay contingent consideration in cash to a holder of Winthrop common stock who received 852,228 shares of Company Common Stock to the extent that such shares have a value of less than $1,900,000 on the expiration of the three year period based on the average closing price of the Company’s Common Stock for the ten trading days prior to such date. The total purchase price for Winthrop was $7,069,000 (see Note 2 to the Condensed Consolidated Financial Statements).

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

The Company’s results of operations for the year ended December 31, 2012 included the operating results of Winthrop for the 12 days ended December 31, 2012.

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

Legal Proceedings

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

Results of Operations

Assets Under Management (AUM)

Winthrop earns revenue primarily by charging fees based upon AUM.  At March 31, 2013, AUM was $1.50 billion, as compared to $1.48 billion at December 31, 2012.  The change in AUM was due to deposits of $70 million and increased market value of $54 million, offset by redemptions and withdrawals of $103 million.

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

For the three months ended March 31, 2013, the Company had a loss from continuing operations before income taxes of $1,273,000 compared to a loss from continuing operations before income taxes of $499,000 for the three months ended March 31, 2012.   The increased loss was the result of a $372,000 loss incurred by Winthrop and increased General and administrative expenses at the corporate level of $448,000.  Included in the loss incurred by for the quarter ended March 31, 2013 for Winthrop are amortization of intangibles of $159,000, amortization of stay and retention bonuses of $34,000 and compensation expense of $71,000 related to RSU’s issued to Winthrop employees.

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

Winthrop, through its WISDI affiliate, offers a diversified family of mutual funds. Wright Mutual Funds are utilized by the Wright Companies and others to build or supplement managed investment portfolios designed to address clients’ financial objectives. Following is a brief description of the five Wright-managed mutual funds

Revenue from Investment Management Services was $664,000 for the quarter ended March 31, 2013.  Within this category, Winthrop primarily bills clients based on AUM values as of calendar quarters.  Revenues are primarily from fees from; (i) Taft-Hartley clients, (ii) Personal Investment Managed Accounts, (iii) and other client serviced accounts.

Revenue from Other investment advisory services was $687,000 for the quarter ended March 31, 2013.  Other investment advisory service revenue includes: (i) revenue from Mutual Funds; (ii) fees from services provided to Bank Trust Departments; and (iii) investment income.  Revenue from Mutual Funds includes distribution fees for both Winthrop-sponsored mutual funds as well as other mutual funds and investment management fees from Winthrop-sponsored mutual funds.

Revenue from the sale of Financial research information and related data was $163,000 for the quarter ended March 31, 2013.  Revenues are also derived from the distribution of investment research directly and through several third parties who act as distributors of such research content.  The fees paid by the end client are divided between Winthrop and the distributor.  Existing agreements in place with third party distributors, primarily Thomson Reuters, allow for the renegotiation of the revenue split, which could result in a decline in revenue to Winthrop.   In addition, the underlying data we utilize to produce our financial research and related data is primarily obtained from a third-party, Worldscope, at no cost to us.  However in 2014, the Company will have to start paying for updates to the data (at most favored vendor cost) and in 2024 such agreement will terminate.  The revised terms of such agreement may alter our ability to produce investment research on favorable terms and may cause our revenue from the sale of such research products to decline.

 Selling, general and administrative expenses

For the three months ended March 31, 2013 selling, general and administrative expenses were $2,781,000 as compared to $482,000 for the quarter ended March 31, 2012.  The increased selling, general and administrative expenses of $2,299,000 was the result of Winthrop selling, general and administrative expenses for the period of $1,886,000 and increased expenses at the corporate level of $413,000.  Winthrop’s selling, general and administrative expenses are primarily comprised of personnel related costs. Included in Winthrop’s selling, general and  administrative expenses are the following; (i) amortization of intangibles of $159,000, (ii) amortization of stay and retention bonuses of $34,000 and (iii) compensation expense of $71,000 related to RSU’s issued to  Winthrop employees.  The increased expenses at the corporate level are primarily due to increased professional fees of $264,000, as well as increased personnel costs and increased facility costs. The increased professional fee are primarily due to legal costs incurred related to the Merit litigation (see Legal Proceedings).

Income taxes

For the three months ended March 31, 2012, the income tax expense related to continuing operations of $165,000 substantially represents an increase in a liability for uncertain tax positions related to a New York State tax examination.

For the three months ended March 31, 2013, the Company recorded income tax expense from continuing operations of $3,000, which represented minimum state taxes.

Five Star is currently undergoing an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008 and is being challenged with respect to the timing of certain tax deductions.  As a result, a liability for uncertain tax positions was provided in the year ended December 31, 2010 and charged to discontinued operations.   As of March 31, 2013, the liability related to Five Star included in the accompanying condensed consolidated balance sheets amounted to approximately $344,000  for potential federal and state tax deficiencies and related interest, of which approximately $213,000  related to additional tax, and approximately $131,000  related to interest. The deficiency notice was issued on April 25, 2011. On May 17, 2011, Five Star Products Inc. and its subsidiary Five Star Group Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy code. On December 16, 2011, the Plan of Reorganization of TMG Liquidation Corp., Five Star Products Inc.’s parent corporation, was approved by the Bankruptcy Court.  Under the Plan of Reorganization, the Internal Revenue Service is authorized to pursue the Plan Administrator, who is authorized to defend the deficiency letter issued to Five Star Products, Inc.

New York State was examining the Company’s 2008 through 2010 tax returns, which was finalized in June 2012.  During the three months ended March 31, 2012, the liability for uncertain tax positions was increased by $185,000 to account for an increase in tax and related interest related to a challenge to the Company’s position for filing on a combined basis.  The Company subsequently settled with New York State for the amount of $244,000, including interest of $39,000.

As of March 31, 2013, the Internal Revenue Service was examining the Company’s 2009 and 2010 consolidated U.S. federal tax returns. In 2012, the Company recorded a liability for uncertain tax positions of approximately $15,000 for an anticipated alternative minimum tax related to this examination.  The Company subsequently settled with the Internal Revenue Service, resulting in no material impact to the financial statements.

The increase in the liability for uncertain tax positions was treated as a discrete item. The tax effect of discrete items are reflected in the periods in which they occur and not reflected in the estimated annual effective tax rate which is used for interim period tax provisions.

Financial condition

Liquidity and Capital Resources

 At March 31, 2013, the Company had cash and cash equivalents totaling $18,034,000, which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s general and administrative expenses.

The decrease in cash and cash equivalents of $849,000 for the quarter ended March 31, 2013 was the result of $848,000 used in operations.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances of Equity Securities

On January 4, 2013, the Company issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), shares of Company common stock to Lawrence G. Schafran, a director of the Company, in payment of his quarterly directors fees.  Mr. Schafran received 1,202 shares of Company common stock.  The aggregate value of the 1,202 shares of Company common stock issued to Mr. Schafran was approximately $3,125 on the date of issuance.  These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

This issuance qualified for exemption from registration under the Securities Act because (i) Mr. Schafran is an accredited investor, (ii) the Company did not engage in any general solicitation or advertising in connection with the issuance, and (iii) Mr. Schafran received restricted securities.

Purchases of Equity Securities

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased, and on March 29, 2011 the Company’s Board of Directors authorized an increase of an additional 1,000,000 shares to be repurchased. At March 31, 2012, the Company had repurchased 1,791,821 shares of its common stock and, a total of 3,208,179 shares remained available for repurchase.   There were no common stock repurchases made by or on behalf of the Company during the quarter ended March 31, 2013.

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

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Extension Labels Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________

*Filed herewith

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Date: May 14, 2013	/s/ HARVEY P. EISEN
Name: Harvey P. Eisen
Title: Chairman of the Board and Chief Executive Officer

Date: May 14, 2013	/s/ IRA J. SOBOTKO
Name: Ira J. Sobotko
Title: Vice President, Chief Financial Officer