Form 10-Q
period 2013-09-30
Wright Investors Service Holdings, Inc.
filed 2013-11-13
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

As of November 8, 2013, there were 18,475,347 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.                  Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Investment management services	$659	$-	$1,991	$-
Other investment advisory services	648	-	2,050	-
Financial research and related data	160	-	437	-
	1,467	-	4,478	-
Expenses
Selling, general and administrative	2,523	423	7,345	1,349
Acquisition related costs	-	124	-	860
	2,523	547	7,345	2,209

Operating loss	(1,056)	(547)	(2,867)	(2,209)

Investment and other income (expense), net	(26)	1	(57)	(27)

Change in fair value of contingent consideration	9	-	(79)	-
Loss from continuing operations before income taxes	(1,073)	(546)	(3,003)	(2,236)

Income tax benefit (expense)	1	2	2	(193)
Loss from continuing operations	(1,072)	(544)	(3,001)	(2,429)

Loss from discontinued operations, net of taxes (Note 11 (a))	(207)	(6)	(2,961)	(46)

Net loss	$(1,279)	$(550)	$(5,962)	$(2,475)

Basic and diluted loss per share
Continuing operations	$(0.06)	$(0.03)	$(0.16)	$(0.14)
Discontinued operations	(0.01)	-	(0.15)	-
Net loss	$(0.07)	$(0.03)	$(0.31)	$(0.14)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$15,823	$18,883
Short-term investments	140	190
Accounts receivable	322	462
Refundable and prepaid income taxes	34	40
Prepaid expenses and other current assets	414	262

Total current assets	16,733	19,837
Property and equipment, net of accumulated amortization of $76 and $57	39	52
Intangible assets, net	4,077	4,555
Goodwill	3,364	3,364
Investment in undeveloped land	355	355
Other assets	325	325
Total assets	$24,893	$28,488

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,747	$1,875
Settlement payable (Note 11 (a))	2,375	-
Income taxes payable	-	227
Deferred revenue	24	16
Current portion of officers retirement bonus liability	100	100
Total current liabilities	4,246	2,218

Liability for contingent consideration	500	421
Officers retirement bonus liability, net of current portion	797	781
Total liabilities	5,543	3,420

Stockholders’ equity
Common stock	190	190
Additional paid-in capital	33,032	32,788
Accumulated deficit	(12,513)	(6,551)
Treasury stock, at cost	(1,359)	(1,359)
Total stockholders' equity	19,350	25,068
Total liabilities and stockholders’ equity	$24,893	$28,488

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities

Net loss	$(5,962)	$(2,475)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	497	-
Change in liability for contingent consideration	79	-
Equity based compensation, including issuance of stock to directors	244	76
Changes in other operating items:
Accounts receivable	140	-
Investment securities	50	-
Deferred revenue	8	-
Officers retirement bonus liability	16	-
Refundable and prepaid income tax	6	(4)
Income tax payable	(227)	-
Prepaid expenses and other current assets	(152)	16
Settlement payable	2,375	-
Accounts payable and accrued expenses	(128)	(28)
Net cash used in operating activities	(3,054)	(2,415)

Cash flows from investing activities
Additions to property and equipment	(6)	-
Net cash used in investing activities	(6)	-

Net decrease in cash and cash equivalents	(3,060)	(2,415)
Cash and cash equivalents at the beginning of the period	18,883	27,247
Cash and cash equivalents at the end of the period	$15,823	$24,832

Supplemental disclosures of cash flow information
Net cash paid during the period for
Income taxes	$19	$247

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2013
(unaudited)
(in thousands, except per share data)
						Total
			Additional		Treasury	stock-
	Common stock		paid -in	Accumulated	stock , at	holders
	shares	amount	capital	deficit	cost	equity

Balance at December 31, 2012	19,034,834	$190	$32,788	$(6,551)	$(1,359)	$25,068

Net loss	-	-	-	(5,962)	-	(5,962)
Equity based compensation expense	-	-	235	-	-	235
Issuance of common stock to director	4,057	-	9	-	-	9
Balance at September 30, 2013	19,038,891	$190	$33,032	$(12,513)	$(1,359)	$19,350

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2013 and 2012

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

$7,069

A liability was recognized for an estimate of the acquisition date fair value of the acquisition-related contingent consideration which may be paid.  The fair value was calculated by applying a lattice model, which takes into account the potential for the Company’s stock price being less than $2.23 per share at the end of the 3 year lock-up period.  The fair value measurement is based on significant unobservable inputs that are supported by little market activity and reflect the Company’s own assumptions.  Key assumptions include expected volatility (50%) in the Company’s common stock and the risk free interest rate (0.36%) during the above period.  Changes in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in earnings until the liability is eliminated or settled. The fair value of the liability was $500,000 on September 30, 2013 and accordingly, the Company recognized income (expense) of $9,000 and ($79,000) for the change in the value for the quarter and nine months ended September 30, 2013, respectively.

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

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Total revenue	$1,552	$4,976
Net loss	(560)	(3,565)
Basic and diluted loss per share	$(0.03)	$(0.19)
Weighted average common shares outstanding – basic and diluted (a)	19,071	19,069

(a)	Reflects common shares issued in the acquisition in addition to RSUs to be settled with common shares which vested on the closing date.

The pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisition been completed as of the beginning of 2012, nor should it be taken as indicative of the Company’s future consolidated results of operations.

3.	Per share data

Loss per share for the three months ended September 30, 2013 and 2012 respectively, is calculated based on 18,953,000 and 17,587,000 weighted average outstanding shares of common stock.

Loss per share for the nine months ended September 30, 2013 and 2012 respectively, is calculated based on 18,951,000 and 17,586,000 weighted average outstanding shares of common stock.

In connection with the Winthrop acquisition on December 19, 2012, 479,280 RSUs vested on such date and are included in the weighted average outstanding shares of common stock for the quarter and nine months ended September 30, 2013. Options for 3,250,000 shares of common stock for the quarter and nine months ended September 30, 2013 and options for 3,300,000 shares of common stock for the quarter and nine months ended September 30, 2012, respectively and unvested RSUs for 387,738 shares of common stock for the quarter and nine months ended September 30, 2013 were not included in the diluted computation as their effect would be anti-dilutive since the Company has losses from continuing operations for both periods.

4.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At September 30, 2013, the Company had repurchased 1,791,821 shares of its common stock and a total of 3,208,179 shares, remained available for repurchase at September 30, 2013.

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

The following is a summary of current trading marketable securities at September 30, 2013 (in thousands):

	September 30, 2013
	Cost	Unrealized Gains	Estimated Fair Value
Mutual funds	$21	$-	$21
Equity securities	93	26	119
	$114	$26	$140

6.	Incentive stock plans and stock based compensation

The Company has a stock-based compensation plan for employees and non-employee members of its Board of Directors. The plan provides for discretionary grants of stock options, restricted shares, and other stock-based awards. The Company’s plan is administered by the Compensation Committee of the Board of Directors, which consists solely of non-employee directors. No stock options were granted during the nine months ended September 30, 2013.

Information with respect to the Company’s outstanding stock options for the nine months ended September 30, 2013 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	3,300,000	$2.29	4.7	$0	*
Options cancelled	(50,000)	$1.50
Options outstanding at September 30, 2013	3,250,000	$2.31	3.9	$311,000	*
Options exercisable at September 30, 2013	3,250,000	$2.31	3.9	$311,000	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Compensation expense related to option grants amounted to $0 and $20,000 for the quarter and nine months ended September 30, 2013 and $23,000 and $68,000 for the quarter and nine months ended September 30, 2012, respectively.    As of September 30, 2013, there was no additional unrecognized compensation cost related to non-vested options.

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

b)
370,000 RSUs were granted to four key executives, which vest  equally over three years, with the first third vesting one year from the Closing Date.  The RSUs are valued based on the closing price of the Company’s common stock on the Closing Date of $2.52, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $69,000 and $206,000, respectively, for the quarter and nine months ended September 30, 2013 related to these RSUs. The total unrecognized compensation expense related to these unvested RSUs at September 30, 2013 is $599,000, which will be recognized over the vesting period of approximately 3 years.

c)
17,738 RSUs were granted to certain employees of the Company on February 4, 2013, which vest equally over three years, with the first third vesting on February 4, 2014.  The RSUs are valued based on the closing price of the Company’s common stock on February 4, 2013 of $2.40, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $3,000 and $9,000, respectively, for the quarter and nine months ended September 30, 2013 related to these RSUs. The total unrecognized compensation expense related to these unvested RSUs at September 30, 2013 is $31,000, which will be recognized over the vesting period of approximately 3 years.

7.	Intangible Assets

At September 30, 2013, intangible assets subject to amortization which were recorded in connection with the acquisition of Winthrop consisted of the following (in thousands):

Intangible	Estimated useful life	Gross carrying amount	Accumulated Amortization	Net carrying amount

Investment management and Advisory Contracts	9 years	$3,181	$276	$2,905
Trademarks	10 years	433	34	399
Proprietary software and technology	4 years	960	187	773
		$4,574	$497	$4,077

For the period ended September 30, 2013 amortization expense was $478,000. Estimated amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Year ending December 31,
2013 (remainder)	$159
2014	637
2015	637
2016	630
2017	397
2018-2023	1,617
$4,077

8.	Related party transactions

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

On October 31, 2012, the Company’s Audit Committee approved an increase to approximately $40,700 per month (effective as of September 1, 2012) in the monthly sublease and administrative support services rate, which increased rate the Company believes is necessary to provide for the increased personnel and space requirements necessary for an operating company.    Selling, general and administrative expenses for the nine  months ended September 30, 2013 and 2012, includes $366,000 and $198,000, respectively, and for the three months ended September 30, 2013 and 2012 includes $122,000  and $80,000, respectively, related to the sublease arrangement with Bedford Oak.

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

Wright acts as an investment advisor, its subsidiary acts as a principal underwriter and several officers of Winthrop are officers for a family of mutual funds from which investment management and distribution fees are earned based on the net asset values of the respective funds.  Such fees, which are included in Other investment advisory services, amounted to $231,000 and $742,000 for the three and nine months ended September 30, 2013, respectively.

9.	Income taxes

For the nine months ended September 30, 2012, the income tax expense related to continuing operations of $193,000 substantially represents a settlement with New York State over its tax examination of the Company’s 2008 through 2010 tax returns.

For the three and nine months ended September 30, 2013, the income tax expense related to continuing operations of $1,000 and $2,000, respectively, substantially represents minimum state income taxes net of a reduction in the liability for uncertain tax positions due to a settlement with the Internal Revenue Service over its tax examination of the Company’s 2009 and 2010 tax returns, as further discussed below.

Five Star is currently undergoing an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008 and is being challenged with respect to the timing of certain tax deductions.  As a result, a liability for uncertain tax positions was provided in the year ended December 31, 2010 and charged to discontinued operations.    The deficiency notice was issued on April 25, 2011. On May 17, 2011, Five Star Products Inc. and its subsidiary Five Star Group Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy code. On December 16, 2011, the Plan of Reorganization of TMG Liquidation Corp., Five Star Products Inc.’s parent corporation, was approved by the Bankruptcy Court.  Under the Plan of Reorganization, the Internal Revenue Service is authorized to pursue the Plan Administrator, who is authorized to defend the deficiency notice issued to Five Star Products, Inc.  During the nine months ended September 30, 2013, the Company wrote off the liability for uncertain tax positions with a corresponding credit to discontinued operations as a result of the Company’s settlement with the Plan Administrator (see Note 11(a)).  The liability that was written off amounted to approximately $350,000 for potential federal and state tax deficiencies and related interest, of which approximately $212,000 related to additional tax, and approximately $138,000 related to interest.

The Internal Revenue Service was examining the Company’s 2009 and 2010 consolidated U.S. federal tax returns, which was settled in April 2013 for the amount of $10,000, including interest of $1,000.  As a result of the settlement, the liability for uncertain tax positions was reduced by $15,000 of which $5,000 was credited to income tax benefit.

No tax benefit has been recorded in relation to the pre-tax loss from continuing operations for the three and nine months ended September 30, 2013 and 2012, based on the Company’s estimated annual effective tax rate which reflects a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss. The changes in the liability for uncertain tax positions were treated as discrete items. The tax effect of discrete items are reflected in the periods in which they occur and not reflected in the estimated annual effective tax rate which is used for interim period tax provisions.

10.	Retirement plans

Winthrop maintains an officer retirement bonus plan (the “Bonus Plan”) that is an unfunded deferred compensation program providing retirement benefits equal to 10% of annual compensation, as defined, to those officers upon their retirement.   Effective December 1, 1999, the Plan was frozen so that no additional benefits will be earned.  The total obligation under the Bonus Plan at September 30, 2013 is $1,806,000, of which $100,000 is estimated to be payable over the next twelve months.  The liability is payable to individual retired employees at the rate of $50,000 per year in equal monthly amounts commencing upon retirement.  The liability was recorded at $885,000 at the date of acquisition, representing its estimated fair value computed based on its present value, utilizing a discount rate of 14%, which was estimated to be the acquired company’s weighted average cost of capital on such date from the perspective of a market participant.  The calculated discount of $915,000 is being amortized as interest expense over the period the obligation is outstanding by use of the effective interest method.  For the three and nine months ended September 30, 2013, discount amortization (included in Officers retirement bonus liability) amounted to $30,000 and $91,000, respectively.

11.	Contingencies and other

(a)
 On or about May 17, 2011, the Merit Group, Inc. (“Merit”) filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of South Carolina. On or about December 14, 2011, the Official Committee of Unsecured Creditors of TMG Liquidation Company (formerly known as The Merit Group, Inc.) filed in that court an adversary proceeding against the Company (the “Avoidance Action”) now captioned CohnResnick LLP, as Plan Administrator v. National Patent Development Corp. (In re TMG Liquidation Co.). The Avoidance Action sought, among other things, to avoid and recover the consideration paid by Merit to the Company for the purchase of Five Star Products, Inc. (“Five Star”) from the Company under the Stock Purchase Agreement, dated November 24, 2009  (the “Agreement”), as a constructive fraudulent transfer under sections 548, 550, and 551 of the Bankruptcy Code.

On August 2, 2013, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with CohnReznick LLP (the “Plan Administrator”) to settle the Avoidance Action.  Under the terms of the Settlement Agreement, the Plan Administrator was required to file with the Bankruptcy Court, no later than August 9, 2013, a motion to approve the Settlement Agreement (the “Settlement Motion”) and a proposed order approving relief to be requested in the Settlement Motion (the “Proposed Order”). Pursuant to the Settlement Agreement, the Company agreed to make a settlement payment of $2,375,000 (the “Settlement Payment”) to the Plan Administrator conditioned upon the entry of an order (the “Approval Order”) by the Bankruptcy Court approving the Settlement Motion, that is in a form acceptable to the Company and in substantially the same form as the Proposed Order.  The Bankruptcy Court entered an order approving the Settlement Agreement on September 4, 2013, and the Settlement Agreement required the Company to make the Settlement Payment within fifteen days of the Approval Order becoming a final, non-appealable order (a “Final Order”).  On October 3, 2013, the Company made a payment of $2,375,000 to the Plan Administrator pursuant to the terms of the Settlement Agreement.

The Settlement Agreement also provides for general mutual releases by each of the parties, including a general release in favor of the Company and its affiliates, and the Company’s and its affiliates’ officers, directors, employees, agents, and professionals.  The mutual releases became effective upon entry of the Final Order and receipt of the Settlement Payment by the Plan Administrator. In addition, pursuant to the terms of the Settlement Agreement, on October 9, 2013 the Plan Administrator made the requisite filings to dismiss, with prejudice, the Avoidance Action and a second pending adversary complaint against the Company.    Upon entry of the Final Order by the Bankruptcy Court, the Company resolved all claims and causes of action that have been or could have been asserted against it by the Plan Administrator.

As a result of entering into the Settlement Agreement, during the nine months ended September 30, 2013, the Company recorded a loss of $2,375,000 in connection with the Avoidance Action, which has been charged to discontinued operations.  In addition, legal expenses of $923,000 incurred during the nine months ended September 30, 2013, in connection with the matter have also been charged to discontinued operations, of which $256,000 incurred in the quarter ended March 31, 2013 have been reclassified from continuing operations in the results of operations for nine months ended September 30, 2013.

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

THE WINTHROP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(unaudited)

September 30, 2012
Assets
Cash and cash equivalents	$464,399
Short-term investments	341,183
Accounts receivable	530,923
Property and equipment	55,765
Prepaid costs and other	254,673
Total Assets	$1,646,943
Liabilities and Shareholders’ Equity (Deficiency)
Liabilities:
Accounts payable and accrued expenses	$565,923
Deferred revenue	17,734
Accrued compensation and bonuses	7,790
Officer retirement bonus payable	1,203,285
Total liabilities	1,794,732
Commitments
Shareholders’ equity (deficiency)	(147,789)
Total Liabilities and Shareholders’ Equity (Deficiency)	$1,646,943

See notes to consolidated financial statements.

THE WINTHROP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenues:
Investment management services	$663,633	$2,109,780
Other investment advisory services	716,562	2,170,835
Financial research and related data	171,874	695,376
Total revenues	1,552,069	4,975,991
Costs and expenses:
Salaries and employee benefits	1,108,414	3,386,381
Other selling and administrative	260,099	750,267
Facilities	111,590	420,329
Professional and outside services	124,325	365,666
Total costs and expenses	1,604,428	4,922,643
Income (loss) from operations before income taxes	(52,359)	53,348
Income tax expense:
Current		250
		250
Net income (loss)	$(52,359)	$53,098

See notes to consolidated financial statements.

THE WINTHROP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

							Treasury Stock
	Class A Common		Class B Common				Shares		Amount
					Additional
					Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Defecit	Class A	Class B	Class A	Class B	Total

Balance, January 1, 2012	57,077	$57,077	19,070	$19,070	$1,110,593	$(984,717)	11,917	6,695	$(341,868)	$(61,042)	$(200,887)

Net income						53,098					53,098

Balance, September 30, 2012	57,077	$57,077	19,070	$19,070	$1,110,593	$(931,619)	11,917	6,695	$(341,868)	$(61,042)	$(147,789)

See notes to consolidated financial statements.

THE WINTHROP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

Nine Months Ended September 30, 2012
Cash flows from operating activities:
Net income	$53,098
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	23,848
Gain on short-term investments	(23,860)
Changes in operating assets and liabilities:
Accounts receivable	(43,711)
Prepaid costs and other	4,576
Accounts payable and accrued expenses	(19,336)
Deferred revenue	4,917
Deferred compensation and bonuses	(45,306)
Net cash used in operating activities	(45,774)
Cash flows from investing activities:
Additions to property and equipment	(1,727)
Net cash used in investing activities	(1,727)
Net change in cash and cash equivalents	(47,501)
Cash and cash equivalents, beginning	511,900
Cash and cash equivalents, ending	$464,399

See notes to consolidated financial statements.

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2012

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

Three and Nine Months Ended September 30, 2012

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

Stock based compensation:

The Company accounts for its stock-based compensation in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 718, “Compensation-Stock Compensation” (ASC 718). ASC 718 requires companies to measure and recognize compensation expense for all stock based payments to employees based on the fair value at the date of grant.

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

Three and Nine Months Ended September 30, 2012

(unaudited)

2.	Short-term investments (continued):

Short-term investments, principally in Company managed mutual funds and separate securities accounts, are stated at market based on the net asset value of the funds or the year-end closing price of the underlying security.  Short-term investment values were determined utilizing Level 1 inputs.

The following is a summary of current trading marketable securities at June 30, 2012:

	2012
	Amortized	Unrealized	Estimated
	Cost	Gains (Losses)	Fair Value
Cash	$206,170		$206,170
Mutual funds (See Note 6)	19,858	$(905)	18,953
Equity securities	100,336	15,224	115,560
Bonds	500		500
	$326,864	$14,319	$341,183

3.	Accounts receivable:

The Company continuously monitors the creditworthiness of customers and establishes an allowance for amounts that may become uncollectible in the future based on current, economic trends, historical payment and bad debt write-off experience, and any specific customer related collection issues.

4.	Property and equipment:

September 30, 2012
Computer software	$363,252
Computer equipment	213,225
Office furniture and equipment	462,832
Leasehold improvements	279,079
Publishing machinery	42,834
Automobiles	58,018
1,419,240
Less accumulated depreciation and amortization	(1,363,475)
$55,765

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2012

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

The Company acts as investment advisor, its subsidiary acts as principal underwriter, and several Company officers are also officers for a family of mutual funds.  The Company invests its excess funds in these mutual funds.  Investment management and distribution fees are calculated based upon the net asset values of the respective funds.  Fees earned were $841,100 in 2012.

The Company provided a subsidy to several of its funds by reimbursing certain of the funds’ operating expenses.  Total fund subsidies were $0 for the nine months ended September 30, 2012 and are recorded as part of other investment advisory services revenue.

7.	Commitments:

Leases:

The Company leases office facilities under noncancellable operating leases expiring in 2013, which, in addition to the minimum lease payments, require an allocation of electricity and property taxes.

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2012

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

Three and Nine Months Ended September 30, 2012

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

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model.

The following summarizes the transactions of the Company’s stock option plan for the years ended December 31, 2011:

	Shares Subject To option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)
Outstanding and exercisable at June 30, 2012 and December 31, 2011	6,964	$151.59	6.24

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

Five Star’s results of operations for the quarter and nine months ended September 30, 2013 and 2012 has been accounted for as a discontinued operation in the condensed consolidated statements of operations.

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

Legal Proceedings

On or about May 17, 2011, the Merit Group, Inc. (“Merit”) filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of South Carolina. On or about December 14, 2011, the Official Committee of Unsecured Creditors of TMG Liquidation Company (formerly known as The Merit Group, Inc.) filed in that court an adversary proceeding against the Company (the “Avoidance Action”) now captioned CohnResnick LLP, as Plan Administrator v. National Patent Development Corp. (In re TMG Liquidation Co.). The Avoidance Action sought, among other things, to avoid and recover the consideration paid by Merit to the Company for the purchase of Five Star Products, Inc. (“Five Star”) from the Company under the Stock Purchase Agreement, dated November 24, 2009  (the “Agreement”), as a constructive fraudulent transfer under sections 548, 550, and 551 of the Bankruptcy Code.

On August 2, 2013, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with CohnReznick LLP (the “Plan Administrator”) to settle the Avoidance Action.  Under the terms of the Settlement Agreement, the Plan Administrator was required to file with the Bankruptcy Court, no later than August 9, 2013, a motion to approve the Settlement Agreement (the “Settlement Motion”) and a proposed order approving relief to be requested in the Settlement Motion (the “Proposed Order”). Pursuant to the Settlement Agreement, the Company agreed to make a settlement payment of $2,375,000 (the “Settlement Payment”) to the Plan Administrator conditioned upon the entry of an order (the “Approval Order”) by the Bankruptcy Court approving the Settlement Motion, that is in a form acceptable to the Company and in substantially the same form as the Proposed Order.  The Bankruptcy Court entered an order approving the Settlement Agreement on September 4, 2013, and the Settlement Agreement required the Company to make the Settlement Payment within fifteen days of the Approval Order becoming a final, non-appealable order (a “Final Order”).  On October 3, 2013, the Company made a payment of $2,375,000 to the Plan Administrator pursuant to the terms of the Settlement Agreement.

The Settlement Agreement also provides for general mutual releases by each of the parties, including a general release in favor of the Company and its affiliates, and the Company’s and its affiliates’ officers, directors, employees, agents, and professionals.  The mutual releases became effective upon entry of the Final Order and receipt of the Settlement Payment by the Plan Administrator. In addition, pursuant to the terms of the Settlement Agreement, on October 9, 2013 the Plan Administrator made the requisite filings to dismiss, with prejudice, the Avoidance Action and a second pending adversary complaint against the Company.    Upon entry of the Final Order by the Bankruptcy Court, the Company resolved all claims and causes of action that have been or could have been asserted against it by the Plan Administrator.

As a result of entering into the Settlement Agreement, during the nine months ended September 30, 2013, the Company recorded a loss of $2,375,000 in connection with the Avoidance Action, which has been charged to discontinued operations.  In addition, legal expenses of $923,000 incurred during the nine months ended September 30, 2013, in connection with the matter have also been charged to discontinued operations, of which $256,000 incurred in the quarter ended March 31, 2013 have been reclassified from continuing operations in the results of operations for nine months ended September 30, 2013.

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

Results of Operations

Assets Under Management (AUM)

Winthrop earns revenue primarily by charging fees based upon AUM.  At September 30, 2013, AUM was $1.41 billion, as compared to $1.48 billion at December 31, 2012.  The change in AUM was due to deposits of $124 million and increased market value of $74 million, offset by redemptions and withdrawals of $268 million.

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

For the three months ended September 30, 2013, the Company had a loss from continuing operations before income taxes of $1,073,000 compared to a loss from continuing operations before income taxes of $546,000 for the three months ended September 30, 2012.   The increased loss of $527,000 was the result of a $528,000 loss incurred by Winthrop in 2013 and increased General and administrative expenses at the corporate level of $123,000, partially offset by acquisition costs of $124,000 related to Winthrop in 2012.   Included in the loss incurred  for the quarter ended September 30, 2013 for Winthrop are amortization of intangibles of $159,000, amortization of stay and retention bonuses of $34,000 and compensation expense of $73,000 related to RSU’s issued to Winthrop employees.

Selling, general and administrative expenses

For the three months ended September 30, 2013 selling, general and administrative expenses were $2,523,000 as compared to $423,000 for the quarter ended September 30, 2012.  The increased selling, general and administrative expenses of $2,100,000 was the result of Winthrop’s selling, general and administrative expenses for the period of $1,968,000 and increased expenses at the corporate level of $132,000.  Winthrop’s selling, general and administrative expenses are primarily comprised of personnel related costs. Included in Winthrop’s selling, general and  administrative expenses are the following; (i) amortization of intangibles of $159,000, (ii) amortization of stay and retention bonuses of $34,000 and (iii) compensation expense of $73,000 related to RSU’s issued to  Winthrop employees.  The increased expenses at the corporate level are primarily due to increased personnel costs, increased facility costs, and increased professional fees.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

For the nine months ended September 30, 2013, the Company had a loss from continuing operations before income taxes of $3,003,000 compared to a loss from continuing operations before income taxes of $2,236,000 for the nine months ended September 30, 2012.   The increased loss of $767,000 was the result of a $1,296,000 loss incurred by Winthrop and increased General and administrative expenses at the corporate level of $383,000, partially offset by $860,000 of acquisition costs related to Winthrop in 2012.  Included in the loss incurred  for the nine months  ended September 30, 2013 for Winthrop are amortization of intangibles of $494,000, amortization of stay and retention bonuses of $113,000 and compensation expense of $216,000 related to RSU’s issued to Winthrop employees.

Selling, general and administrative expenses

For the nine months ended September 30, 2013 selling, general and administrative expenses were $7,345,000 as compared to $1,349,000 for the nine months ended September 30, 2012.  The increased selling, general and administrative expenses of $5,996,000 was the result of Winthrop’s selling, general and administrative expenses for the period of $5,691,000 and increased expenses at the corporate level of $305,000.  Winthrop’s selling, general and administrative expenses are primarily comprised of personnel related costs. Included in Winthrop’s selling, general and  administrative expenses are the following; (i) amortization of intangibles of $318,000, (ii) amortization of stay and retention bonuses of $68,000 and (iii) compensation expense of $144,000 related to RSU’s issued to  Winthrop employees.  The increased expenses at the corporate level are primarily due to increased personnel costs and increased facility costs.

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

Winthrop, through its WISDI affiliate, offers a diversified family of mutual funds. Wright Mutual Funds are utilized by the Wright Companies and others to build or supplement managed investment portfolios designed to address clients’ financial objectives. Following is a brief description of the five Wright-managed mutual funds

Revenue from Investment Management Services was $659,000 and $1,991,000 for the quarter and nine months ended September 30, 2013, respectively.  Within this category, Winthrop primarily bills clients based on AUM values as of calendar quarters.  Revenues are primarily from fees from; (i) Taft-Hartley clients, (ii) Personal Investment Managed Accounts, (iii) and other client serviced accounts.

Revenue from Other investment advisory services was $648,000 and $2,050,000 for the quarter and nine months ended September 30, 2013, respectively.  Other investment advisory service revenue includes: (i) revenue from Mutual Funds; (ii) fees from services provided to Bank Trust Departments; and (iii) investment income.  Revenue from Mutual Funds includes distribution fees for both Winthrop-sponsored mutual funds as well as other mutual funds and investment management fees from Winthrop-sponsored mutual funds.

Revenue from the sale of Financial research information and related data was $160,000 and $437,000 for the quarter and nine months ended September 30, 2013, respectively.  Revenues are also derived from the distribution of investment research directly and through several third parties who act as distributors of such research content.  The fees paid by the end client are divided between Winthrop and the distributor.  Existing agreements in place with third party distributors, primarily Thomson Reuters, allow for the renegotiation of the revenue split, which could result in a decline in revenue to Winthrop.   In addition, the underlying data we utilize to produce our financial research and related data is primarily obtained from a third-party, Worldscope, at no cost to us.  However in 2014, the Company will have to start paying for updates to the data (at most favored vendor cost) and in 2024 such agreement will terminate.  The revised terms of such agreement may alter our ability to produce investment research on favorable terms and may cause our revenue from the sale of such research products to decline.

Income taxes

 For the nine months ended September 30, 2012, the income tax expense related to continuing operations of $193,000 substantially represents a settlement with New York State over its tax examination of the Company’s 2008 through 2010 tax returns.

For the three and nine months ended September 30, 2013, the income tax expense related to continuing operations of $1,000 and $2,000, respectively, substantially represents minimum state income taxes net of a reduction in the liability for uncertain tax positions due to a settlement with the Internal Revenue Service over its tax examination of the Company’s 2009 and 2010 tax returns, as further discussed below.

Five Star is currently undergoing an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008 and is being challenged with respect to the timing of certain tax deductions.  As a result, a liability for uncertain tax positions was provided in the year ended December 31, 2010 and charged to discontinued operations.    The deficiency notice was issued on April 25, 2011. On May 17, 2011, Five Star Products Inc. and its subsidiary Five Star Group Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy code. On December 16, 2011, the Plan of Reorganization of TMG Liquidation Corp., Five Star Products Inc.’s parent corporation, was approved by the Bankruptcy Court.  Under the Plan of Reorganization, the Internal Revenue Service is authorized to pursue the Plan Administrator, who is authorized to defend the deficiency notice issued to Five Star Products, Inc.  During the nine months ended September 30, 2013, the Company wrote off the liability for uncertain tax positions with a corresponding credit to discontinued operations as a result of the Company’s settlement with the Plan Administrator (see Note 11(a)).  The liability that was written off amounted to approximately $350,000 for potential federal and state tax deficiencies and related interest, of which approximately $212,000 related to additional tax, and approximately $138,000 related to interest.

The Internal Revenue Service was examining the Company’s 2009 and 2010 consolidated U.S. federal tax returns, which was settled in April 2013 for the amount of $10,000, including interest of $1,000.  As a result of the settlement, the liability for uncertain tax positions was reduced by $15,000 of which $5,000 was credited to income tax benefit.

No tax benefit has been recorded in relation to the pre-tax loss from continuing operations for the three and nine months ended September 30, 2013 and 2012, based on the Company’s estimated annual effective tax rate which reflects a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss. The changes in the liability for uncertain tax positions were treated as discrete items. The tax effect of discrete items are reflected in the periods in which they occur and not reflected in the estimated annual effective tax rate which is used for interim period tax provisions.

Financial condition

Liquidity and Capital Resources

 At September 30, 2013, the Company had cash and cash equivalents totaling $15,823,000, which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s general and administrative expenses.  As described above in “Significant Developments- Legal Proceedings” the Company  entered into a settlement term sheet to pay $2,375,000 in the third quarter of 2013 regarding the bankruptcy of the Merit Group, Inc. The payment was made on October 3, 2013.

The decrease in cash and cash equivalents of $3,060,000 for the nine months ended September 30, 2013 was the result of  $3,054,000 of cash used in operations.

Contractual Obligations and Commitments

In connection with the sale of Five Star, the Company is responsible for all activities necessary to achieve compliance with the Connecticut Transfer Act, including receipt of approval from the Connecticut Department of Environmental Protection (“CTDEP’) and implementation of a remediation plan, if required, with respect to environmental obligations related to Five Star’s Connecticut warehouse.   For the year ended December 31, 2012 the Company expensed an additional $28,000 to complete the Connecticut Transfer Act process with the CTDEP.  Such amount was included in loss from discontinued operations. The Company has satisfied its remediation and environmental obligations with the New Jersey Department of Environmental Protection.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances of Equity Securities

On January 4, 2013, April 2, 2013, and July 3, 2013 the Company issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), shares of Company common stock to Lawrence G. Schafran, a director of the Company, in payment of his quarterly directors fees.  Mr. Schafran received 1,202, 1,330 and 1,525 shares of Company common stock, respectively.  The aggregate value of the 1,202, 1,330 and 1,525 shares of Company common stock issued to Mr. Schafran were each approximately $3,125 on the date of issuance.  These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

This issuance qualified for exemption from registration under the Securities Act because (i) Mr. Schafran is an accredited investor, (ii) the Company did not engage in any general solicitation or advertising in connection with the issuance, and (iii) Mr. Schafran received restricted securities.

Purchases of Equity Securities

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased, and on March 29, 2011 the Company’s Board of Directors authorized an increase of an additional 1,000,000 shares to be repurchased. At September 30, 2013, the Company had repurchased 1,791,821 shares of its common stock and, a total of 3,208,179 shares remained available for repurchase.   There were no common stock repurchases made by or on behalf of the Company during the quarter ended September 30, 2013.

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Date: November 13, 2013	/s/ HARVEY P. EISEN
Name: Harvey P. Eisen
Title: Chairman of the Board and Chief Executive Officer

Date: November 13, 2013	/s/ IRA J. SOBOTKO
Name: Ira J. Sobotko
Title: Vice President, Chief Financial Officer