Form 10-K
period 2013-12-31
Wright Investors Service Holdings, Inc.
filed 2014-03-27
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $25,000,000.

As of March 21, 2014, 18,475,347 shares of the registrant’s common stock were outstanding.

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2013.

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

Overview

The Company’s assets currently consist of its 100% ownership interest in Winthrop and cash and cash equivalents, which were $12,566,000 at December 31, 2013.    The Company intends to use its remaining cash and cash equivalents to acquire interests in one or more operating businesses in the asset management space that it believes will be synergistic with Winthrop and to fund the Company’s general and administrative expenses.

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

The Company owned and continues to own certain non-strategic assets, including a 19.9% interest in MXL Operations, Inc. and interests in land and flowage rights in undeveloped property in Killingly, Connecticut.  The Company monitors these investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records impairments in carrying values when necessary.

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

Customers

Our investment advisory client base consists of a large number of geographically diverse clients across many industries. We provide investment management services to a broad range of clients, including mutual funds, retirement plans, public pension funds, endowments, foundations, financial institutions and high net worth individuals. We strive to expand our client base by attracting new clients and earning additional business from our existing clients. As of December 31, 2013, no single client’s assets managed by us represented more than 10% of our AUM.

Our client base for research services consists of individuals and companies who access our reports through various distributors or through our own website, www.corporateinformation.com. Historically, approximately 77% of our research revenue has been derived from Thomson Reuters.

 Intellectual Property

We maintain a number of trademarks, copyrights, trade secrets and licenses to intellectual property owned by others.  Our trademarks relate to our company names and certain products we provide and expire at various dates ranging from 2014 to 2020.  Although in aggregate our intellectual property is important to our operations, we do not consider any single trademark, copyright, trade secret or license to be of material importance to any segment or to our business as a whole.

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

Employees

At December 31, 2013, Winthrop employed 37 full-time employees, including 8 investment management, research and trading professionals, 17 marketing and client service professionals and 12 operations and business management professionals. None of our employees are subject to any collective bargaining agreements.

The Company employed a total of 3 employees at the corporate level as of December 31, 2013, of which 3 were full-time employee.

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

On February 3, 2014 MXL Industries notified the Company that pursuant to Section 2.2 of the Put and Call Option Agreement dated June 14, 2008, MXL Industries will exercise its right to purchase the Company’s 19.9% interest in MXL Industries.  The transaction was completed on March 26, 2014 and the Company received $994,000 for its 19.9% interest, resulting in a gain of approximately $700,000.

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

Our subsidiary, WISDI, is registered as a broker-dealer under the Exchange Act and is subject to regulation by FINRA, the SEC and various state agencies.  Among other regulations, WISDI is subject to the SEC’s net capital rule, which requires a broker-dealer to maintain a minimum level of net capital.  The particular level varies depending upon the nature of the activity undertaken by a firm.  At December 31, 2013, WISDI exceeded its minimum net capital requirement.  The net capital rule is designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer.  In computing net capital, various adjustments are made to net worth which excludes assets not readily convertible into cash.  The rule also requires that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner to avoid over-inflation of the broker-dealer’s net capital.  A significant operating loss or any charge against net capital could adversely affect the ability of our broker-dealer to expand, or depending on the magnitude of the loss or charge, maintain its then present level of business.  FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital.  If the calculation reveals a net capital deficiency, FINRA may immediately restrict or suspend some or all of the broker-dealer’s activities.  Our broker-dealer subsidiary may not be able to maintain adequate net capital, or its net capital may fall below requirements established by the SEC and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether.  Under certain circumstances, the net capital rule may limit our ability to make withdrawals of capital and receive dividends from WISDI.

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

As of December 31, 2013, Bedford Oak Advisors, LLC and GAMCO Investors, Inc. beneficially owned 28.2% and 13.02% of the Company’s capital stock, respectively.  Bedford Oak Advisors, LLC is controlled by Mr. Harvey P. Eisen.  Mr. Eisen beneficially owned at such date 37.5% of the Company’s common stock, which amount includes the 28.2% beneficially owned by Bedford Oak Advisors, LLC.  The Company has entered into Investor Rights Agreements with former Winthrop stockholders that received shares of our common stock in connection with the Winthrop transaction.  The Investor Rights Agreement is a registration rights agreement, which include both customary demand and “piggyback” registration provisions, allow the respective stockholders to cause us to file one or more registration statements for the resale of their respective shares of the Company’s common stock and cooperate in certain underwritten offerings.  Sales by us or our large stockholders of a substantial number of shares of our common stock in the public market pursuant to registration rights or otherwise, or the perception that these sales might occur, could cause the market price of our common stock to decline.

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

At December 31, 2013 we had outstanding 18,475,347 shares of our common stock, and 867,018 Restricted Stock Units, of which 602,613 are vested but are subject to post-vesting restrictions on sale for three years, and options to purchase a total of 3,250,000 shares of common stock,  which were all exercisable.  We are authorized to issue up to 30,000,000 shares of common stock and are therefore able to issue additional shares without being required under corporate law to obtain shareholder approval.  If we issue additional shares, or if our existing shareholders exercise their outstanding options, our other shareholders may find their holdings drastically diluted, which if it occurs, means they would own a smaller percentage of our Company.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Subsidiaries of Winthrop lease an office facility in Milford, CT under an operating lease expiring in 2017, which, in addition to the minimum lease payments, require payment of electricity and property taxes.  The total annual lease cost is approximately $90,000.  Effective March 31, 2014, Winthrop has the right to terminate the lease upon 8 months notice.  At December 31, 2013, future minimum payments under such lease, assuming no termination amounted to approximately $90,000 per year.

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

As a result of entering into the Settlement Agreement, during the year ended December 31, 2013, the Company recorded a loss of $2,375,000 in connection with the Avoidance Action, which has been charged to discontinued operations.  In addition, legal expenses of $773,000 incurred during the year ended December 31, 2013, in connection with the matter have also been charged to discontinued operations.

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

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters.

The following table presents the high and low bid and asked prices for the Company’s common stock for 2013 and 2012.  The Company’s common stock, $0.01 par value, is quoted on the OTC Bulletin Board.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Quarter	High	Low

2013	First	$2.60	$2.16
	Second	$2.40	$2.00
	Third	$2.40	$2.01
	Fourth	$2.15	$1.95

2012	First	$3.02	$1.75
	Second	$3.09	$2.83
	Third	$3.02	$2.60
	Fourth	$2.75	$2.45

The number of stockholders of record of the Company’s common stock as of March 12, 2014 was 871 and the closing price on the OTC Bulletin Board of such common stock on that date was $1.83 per share.

The Company did not declare or pay any cash dividends on its common stock in 2013 or 2012. The Company currently intends to retain future earnings to finance the growth and development of its business and does not intend to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At December 31, 2013 and 2012, the Company had repurchased 1,791,821 shares of its common stock and a total of 3,208,179 shares, remained available for repurchase at December 31, 2013.  There were no common stock repurchases made by or on behalf of the Company during the year ended December 31, 2013

Item 6.  Selected Financial Data.

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

Five Star’s results of operations for the year ended December 31, 2013 and 2012 has been accounted for as a discontinued operation in the consolidated statements of operations. (see Note 3 to the Consolidated Financial Statements).

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

Pursuant to the Merger Agreement, the Company has entered into employment agreements with four key Winthrop employees having initial terms of five years for one employee and three years for three employees which provide for compensation in the form of base salary, various bonuses and restricted stock units, representing Company Common Stock (“RSUs”).  The employment agreements provide for automatic annual renewals unless notice of non-renewal is given at least six months prior to the applicable employment period. See Notes 12 and 14(d) to the Consolidated Financial Statements.

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

As a result of entering into the Settlement Agreement, during the year ended December 31, 2013, the Company recorded a loss of $2,375,000 in connection with the Avoidance Action, which has been charged to discontinued operations.  In addition, legal expenses of $773,000 incurred during the year ended December 31, 2013, in connection with the matter have also been charged to discontinued operations.

Investments

Investment in undeveloped lands

The Company owns certain non-strategic assets, including an investment and interests in land and flowage rights in undeveloped property in Killingly, Connecticut.

Investment in MXL Operation
The Company holds 19.9% equity investments in MXL Operations Inc. (MXL), which acquired the assets of its former subsidiary, which was engaged in the plastic molding and precision coating businesses. The investment is included in other assets and accounted for at cost of $275,000 under ASC 325, Investments- Other.

On February 3, 2014 MXL Industries notified the Company that pursuant to Section 2.2 of the Put and Call Option Agreement dated June 14, 2008, MXL Industries will exercise its right to purchase the Company’s 19.9% interest in MXL Industries.  The transaction was completed on March 26, 2014 and the Company received $994,000 for its 19.9% interest, resulting in a gain of approximately $700,000.

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

Principle of consolidations

The consolidated financial statements include the accounts of the Company and its subsidiaries all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents and Fair value of financial instruments.

The carrying value of cash and cash equivalents and accounts payable approximate estimated fair values because of short maturities.

Cash equivalents are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. At December 31, 2013, the Company’s Winthrop subsidiary has certain tradable marketable securities. Short-term investments, principally in Company managed mutual funds and separate securities accounts, are stated at the net asset value of the funds or the year-end closing price of the underlying security.  All investments are classified as Level 1 investments. See Note 5 to the Consolidated Financial Statements.

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

Assets Under Management (AUM)

Winthrop earns revenue primarily by charging fees based upon AUM.  At December 31, 2013, AUM was $1.39 billion.

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

Goodwill

Goodwill, which was recorded in connection with the acquisition of Winthrop, is not subject to amortization and is tested for impairment annually on December 31, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount, underlying goodwill. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved and market based comparables. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis

Results of Operations

Year ended December 31, 2013 compared to the year ended December 31, 2012

On December 19, 2012, the Company completed the Merger with Winthrop, and therefore included Winthrop’s result of operations from December 20, 2012 through December 31, 2012.  Discontinued operations reflect expenses incurred to resolve outstanding issues in connection with the sale of Five Star on January 5, 2010.

For the year ended December 31, 2013, the Company had a loss from continuing operations before income taxes of $3,934,000 compared to a loss from continuing operations before income taxes of $5,628,000 for the year ended December 31, 2012.  The reduced operating loss of $1,694,000 is the result of Acquisition related costs of $1,612,000 and Retention bonuses of $2,016,000 related to the Merger with Winthrop incurred in 2012, partially offset by the operating losses incurred by the Company in 2013.  Included in the loss incurred  for the year ended December 31, 2013 for Winthrop are amortization of intangibles of $639,000, amortization of stay and retention bonuses of $150,000 and compensation expense of 289,000 related to RSU’s issued to Winthrop employees

Assets Under Management (AUM)

Winthrop earns revenue primarily by charging fees based upon AUM.  At December 31, 2013, AUM was $1.39 billion, as compared to $1.44 billion at December 31, 2012.  The change in AUM was due to redemptions and withdrawals of $323 million offset by increased market value of $124 million, and deposits of $155 million.

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

Winthrop, through its WISDI affiliate, offers a diversified family of mutual funds. Wright Mutual Funds are utilized by the Wright Companies and others to build or supplement managed investment portfolios designed to address clients’ financial objectives. Following is a brief description of the five Wright-managed mutual funds

Revenue from Investment Management Services was $2,663,000 for the year ended December 31, 2013 and  $89,000 for the 12 days ended December 31, 2012.  Within this category, Winthrop primarily bills clients based on AUM values as of calendar quarters.  Revenues are primarily from fees from; (i) Taft-Hartley clients, (ii) Personal Investment Managed Accounts, (iii) and other client serviced accounts.

Revenue from Other investment advisory services was $2,632,000 for the year ended December 31, 2013 and $85,000 for the 12 days ended December 31, 2012.  Other investment advisory service revenue includes: (i) revenue from Mutual Funds; (ii) fees from services provided to Bank Trust Departments; and (iii) investment income.  Revenue from Mutual Funds includes distribution fees for both Winthrop-sponsored mutual funds as well as other mutual funds and investment management fees from Winthrop-sponsored mutual funds.

Revenue from the sale of Financial research information and related data was $559,000 for the year ended December 31, 2013 and $15,000 for the 12 days ended December 31, 2012.  Revenues are also derived from the distribution of investment research directly and through several third parties who act as distributors of such research content.  The fees paid by the end client are divided between Winthrop and the distributor.  Existing agreements in place with third party distributors, primarily Thomson Reuters, allow for the renegotiation of the revenue split, which could result in a decline in revenue to Winthrop.   In addition, the underlying data we utilize to produce our financial research and related data is primarily obtained from a third-party, Worldscope, at no cost to us.  However in 2014, the Company will have to start paying for updates to the data (at most favored vendor cost) and in 2024 such agreement will terminate.  The revised terms of such agreement may alter our ability to produce investment research on favorable terms and may cause our revenue from the sale of such research products to decline.

 Selling, general and administrative expenses

For the year ended December 31, 2013 selling, general and administrative expenses were $9,626,000 as compared to $2,182,000 for the year ended December 31, 2012.  The increased selling, general and administrative expenses of $7,444,000 was the result of increased Winthrop’s selling, general and administrative expenses for the period of $7,300,000 and increased expenses at the corporate level of $144,000.  For the year ended December 31, 2012 $260,000   of selling, general and administrative expenses were incurred by Winthrop for the 12 days ended December 31, 2012.  Winthrop’s selling, general and administrative expenses are primarily comprised of personnel related costs. Included in Winthrop’s selling, general and administrative expenses are the following; (i) amortization of intangibles of $639,000, (ii) amortization of stay and retention bonuses of $150,000 and (iii) compensation expense of $289,000 related to RSU’s issued to  Winthrop employees.  The increased expenses at the corporate level are primarily due to increased personnel costs and increased facility costs.

Income taxes

For the year ended December 31, 2013, the income tax expense related to continuing operations of $30,000 substantially represents minimum state income taxes net of a reduction in the liability for uncertain tax positions due to a settlement with the Internal Revenue Service over its tax examination of the Company’s 2009 and 2010 tax returns, as further discussed below.

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

Five Star was undergoing an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008 and is being challenged with respect to the timing of certain tax deductions.  As a result, a liability for uncertain tax positions was provided in the year ended December 31, 2010 and charged to discontinued operations.    The deficiency notice was issued on April 25, 2011. On May 17, 2011, Five Star Products Inc. and its subsidiary Five Star Group Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy code. On December 16, 2011, the Plan of Reorganization of TMG Liquidation Corp., Five Star Products Inc.’s parent corporation, was approved by the Bankruptcy Court.  Under the Plan of Reorganization, the Internal Revenue Service is authorized to pursue the Plan Administrator, who is authorized to defend the deficiency notice issued to Five Star Products, Inc.  During the nine months ended September 30, 2013, the Company wrote off the liability for uncertain tax positions with a corresponding credit to discontinued operations as a result of the Company’s settlement with the Plan Administrator (see Note 14(b)).  The liability that was written off amounted to approximately $350,000 for potential federal and state tax deficiencies and related interest, of which approximately $212,000 related to additional tax, and approximately $138,000 related to interest.

The Internal Revenue Service was examining the Company’s 2009 and 2010 consolidated U.S. federal tax returns, which was settled in April 2013 for the amount of $10,000, including interest of $1,000.  As a result of the settlement, the liability for uncertain tax positions was reduced by $15,000 of which $5,000 was credited to income tax benefit.

No tax benefit has been recorded in relation to the pre-tax loss from continuing operations for the year ended December 31, 2013 and 2012, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss. The changes in the liability for uncertain tax positions were treated as discrete items. The tax effect of discrete items are reflected in the periods in which they occur.

Financial condition, liquidity and capital resources

Liquidity and Capital Resources

At December 31, 2013, the Company had cash and cash equivalents totaling $12,566,000, which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s general and administrative expenses.  The Company believes that its working capital is sufficient to support its operating requirements for at least the next 12 months.

The decrease in cash and cash equivalents of $6,317,000 for the year ended December 31, 2013 was primarily the result of $6,302,000 used in operations.  Included in cash used in operating activities is a $2,375,000 a settlement regarding the bankruptcy of the Merit Group.

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

We have audited the accompanying consolidated balance sheets of Wright Investors’ Service Holdings, Inc. (formerly National Patent Development Corporation), (the “Company”) as of December 31, 2013 and 2012, and their related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2013.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wright Investors’ Service Holdings, Inc. as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, on December 19, 2012, the Company, which qualified as a shell company prior thereto, acquired The Winthrop Corporation, an investment management and advisory business.

EisnerAmper LLP

New York, New York
March 27, 2014

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012
Revenues
Investment management services	$2,663	$89
Other investment advisory services	2,632	85
Financial research and related data	559	15
	5,854	189
Expenses
Acquisition related costs	-	1,612
Selling, general and administrative	9,626	2,182
Retention bonuses	-	2,016
	9,626	5,810

Operating loss	(3,772)	(5,621)

Investment and other income (expense), net	(77)	(27)

Change in fair value of contingent consideration	(85)	20
Loss from continuing operations before income taxes	(3,934)	(5,628)

Income tax (expense) benefit	(30)	614
Loss from continuing operations	(3,964)	(5,014)

Loss from discontinued operations, net of taxes	(2,811)	(52)

Net loss	$(6,775)	$(5,066)

Basic and diluted loss per share
Continuing operations	$(0.21)	$(0.28)
Discontinued operations	(0.15)	(0.01)
Net loss	$(0.36)	$(0.29)

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$12,566	$18,883
Short-term investments	132	190
Accounts receivables, net	322	462
Refundable and prepaid income taxes	16	40
Prepaid expenses and other current assets	393	262

Total current assets	13,429	19,837

Property and equipment, net	49	52
Intangible assets, net	3,918	4,555
Goodwill	3,364	3,364

Investment in undeveloped land	355	355
Other assets	325	325
Total assets	$21,440	$28,488

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,402	$1,875
Income taxes payable	-	227
Deferred revenue	14	16
Current portion of officers retirement bonus liability	100	100
Total current liabilities	1,516	2,218

Liability for contingent consideration	506	421

Officers retirement bonus liability, net of current portion	802	781
Total liabilities	2,824	3,420

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued
Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 19,040,416 in 2013 and 19,034,834 in 2012, outstanding 18,475,347 in 2013 and 18,469,765 in 2012	190	190

Additional paid-in capital	33,111	32,788

Accumulated deficit	(13,326)	(6,551)
Treasury stock, at cost (565,069 shares in 2013 and 2012)	(1,359)	(1,359)
Total stockholders' equity	18,616	25,068
Total liabilities and stockholders’ equity	$21,440	$28,488

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012
Cash flows from operating activities

Net loss	$(6,775)	$(5,066)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	655	20
Deferred taxes	-	(800)
Change in liability for contingent consideration	85	(20)
Stock based compensation, including issuance of stock to directors	323	1,093
Changes in other operating items, net of effects of acquisition in 2012:
Accounts receivables	140	409
Short-term investments	58	2
Deferred revenue	(2)	(136)
Officers retirement bonus	21	(5)
Refundable and prepaid income tax	24	11
Income tax payable	(227)	(114)
Prepaid expenses and other current assets	(131)	9
Accounts payable and accrued expenses	(473)	465
Net cash used in operating activities	(6,302)	(4,132)

Cash flows from investing activities
Advance to Winthrop prior to acquisition	-	(879)
Acquisition of Winthrop, net of cash acquired of $1,499	-	(3,353)
Additions to property and equipment	(15)	-
Net cash used in investing activities	(15)	(4,232)

Net decrease in cash and cash equivalents	(6,317)	(8,364)
Cash and cash equivalents at the beginning of the year	18,883	27,247
Cash and cash equivalents at the end of the year	$12,566	$18,883

Supplemental disclosures of cash flow information
Net cash paid during the year for
Income taxes	$20	$197

Non cash investing and financing transactions
Acquisition of Winthrop
Assets acquired		$11,675
Liabilities assumed, including $879 advance payable to the Company		(4,606)
Net assets acquired		7,069
Liability for contingent consideration		(441)
Stock issued in acquisition		(1,776)
Cash acquired in acquisition		(1,499)
Cash paid in acquisition net of cash received		$3,353

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2013 AND 2012

(in thousands, except share data)

						Total
			Additional		Treasury	stock-
	Common stock		paid -in	Accumulated	stock, at	holders
	shares	amount	capital	deficit	cost	equity

Balance at December 31, 2011	18,148,710	$181	$29,928	$(1,485)	$(1,359)	$27,265

Net loss	-	-	-	(5,066)	-	(5,066)
Issuance of common stock in connection with Winthrop acquisition	881,206	9	1,767	-	-	1,776
Stock based compensation expense related to Winthrop acquisition	-	-	966	-	-	966
Other stock based compensation expense	-	-	114	-	-	114
Issuance of common stock to directors	4,918	-	13	-	-	13
Balance at December 31, 2012	19,034,834	190	32,788	(6,551)	(1,359)	25,068
Net loss	-	-	-	(6,775)	-	(6,775)
Stock based compensation expense	-	-	310	-	-	310
Issuance of common stock to directors	5,582	-	13	-	-	13
Balance at December 31, 2013	19,040,416	$190	$33,111	$(13,326)	$(1,359)	$18,616

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.
Notes to Consolidated Financial Statements

1.	Description of activities

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

Pursuant to the Merger Agreement, the Company has entered into employment agreements with four key Winthrop employees having initial terms of five years for one employee and three years for three employees which provide for compensation in the form of base salary, various bonuses and restricted stock units, representing Company Common Stock (“RSUs”).  The employment agreements provide for automatic annual renewals unless notice of non-renewal is given at least six months prior to the applicable employment period. See Note 14(d).

The purchase price is comprised of the following (in thousands):

(a) Cash paid	$4,852
(b) Issuance of 881,206 common shares based on the closing price of $2.52 per share on December 19, 2012 and a 20% discount to reflect the three-year transfer restriction	1,776

(c)Fair value of contingent consideration related to guarantee of a value of certain common shares issued	441

$7,069

A liability was recognized for an estimate of the acquisition date fair value of the acquisition-related contingent consideration which may be paid.  The fair value was calculated by applying a lattice model, which takes into account the potential for the Company’s stock price per share being less than $2.23 per share at the end of the 3 year lock-up period.  The fair value measurement is based on significant unobservable inputs (“Level 3” as discussed in Note 5) that are supported by little market activity and reflect the Company’s own assumptions.  Key assumptions include expected volatility (50%) in the Company’s common stock and the risk free interest rate (0.39%) during the above period.  Changes in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in earnings until the liability is eliminated or settled. The fair value of the liability was $506,000 and $421,000 on December 31, 2013 and 2012, respectively, and accordingly, the Company recognized expense of $85,000 for the change in the value for the year ended December 31, 2013 and income of $20,000 for the change in the value for the period ended December 31, 2012.

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

Legal and other acquisition-related costs aggregating $1,612,000 were incurred and charged to expense for the period ended December 31, 2012.

The accompanying consolidated financial statements include the results of operations of Winthrop from the date of acquisition. The following unaudited pro forma information presents the Company’s combined results of operations as if the acquisition of Winthrop had occurred as of January 1, 2012. The pro forma net loss reflects amortization of the amounts ascribed to intangible assets acquired in the acquisition, compensation related to employment contracts and RSU’s granted to certain employees and adjustments to reflect increases in charges from a related party (see Note 15). The pro forma results exclude acquisition related expenses and deferred tax benefits resulting from the acquisition and reflect retention bonuses of $2,016 (in thousands, except for per share data).

Year Ended December 31, 2012
Total revenue	$6,576
Net loss	(5,017)
Basic and diluted loss per share	$(0.26)
Weighted average common shares outstanding – basic and diluted (a)	19,070

(a) Reflects common shares issued in the acquisition in addition to RSUs to be settled with common shares which vested on the closing date and will vest on the first anniversary thereafter.

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

 Expenses and taxes in 2013 and 2012 related to Five Star which was sold in 2010, have been accounted for as a discontinued operation in the accompanying consolidated statements of operations.

During the year ended December 31, 2012, the Company recorded in discontinued operations an additional $28,000 to complete the Connecticut Transfer Act process and an additional $24,000 in interest expense related to Five Star’s current Internal Revenue Service examination (see Note 14(a)).

During the year ended December 31, 2013, the Company recorded a loss of $2,375,000 in connection with settlement of litigation and also incurred related legal expenses of $773,000 in connection with the matter, all of which have been charged to discontinued operations (See Note 14(b)).  See Note 8 with respect to $337, 000 of tax benefit credited to discontinued operations in 2013.

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

Cash and cash equivalents

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase.  Cash equivalents, which are carried at cost plus accrued interest, which approximates fair value, consist of an investment in a money market fund which invests in treasury bills and amounted to approximately $12,348,000 and $18,347,000 at December 31, 2013 and 2012, respectively.

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

Other Investments

The Company holds a 19.9% equity investment in a privately-held company which is engaged in the plastic molding and precision coating businesses. These investments are included in other assets and accounted for at cost of $275,000. The Company monitors this investment for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment.

On February 3, 2014 the privately held company exercised its right to purchase the Company’s 19.9% interest.  The Company received $994,000 for its 19.9% interest on March XX, 2014, resulting in a gain of approximately $700,000.

Basic and diluted loss per share

Basic and diluted loss per share for the years ended December 31, 2013 and 2012, respectively, is calculated based on 18,961,000 and 17,691,000 weighted average outstanding shares of common stock including, common shares underlying vested RSUs.  In connection with the Winthrop acquisition on December 19, 2012, the Company issued 881,206 common shares and, in addition, 479,280 RSUs vested on such date.  Included in the weighted average outstanding shares of common stock for the years ended December 31, 2013 and 2012 are, respectively, 488,767 and 104,658 common shares related thereto weighted from the day of issuance. Options for 3,250,000 and 3,300,000 shares of common stock in 2013 and 2012, respectively, and unvested RSUs for 264,000 and 370,000 shares of common stock in 2013 and 2012, respectively, were not included in the diluted computation as their effect would be anti-dilutive since the Company has losses from continuing operations for both years.

Employees’ stock based compensation

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

Intangible Assets

Intangible assets, which were recorded in connection with the acquisition of Winthrop, are amortized over their estimated useful lives, on a straight-line basis. Intangible assets subject to amortization are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assesses the recoverability of its intangible assets by determining whether the unamortized balance can be recovered over the assets’ remaining life through undiscounted forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce such amounts to fair value determined based on forecasted future cash flows discounted at a rate commensurate with the risk associated with achieving such cash flows. Future cash flows are based on trends of historical performance and the Company’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.  The Company recorded no impairment loss as of December 31, 2013 and 2012.

Goodwill

Goodwill, which was recorded in connection with the acquisition of Winthrop, is not subject to amortization and is tested for impairment annually on December 31, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved and market based comparables. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

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

Short-term investments in mutual funds managed by a subsidiary of Winthrop and separate securities accounts, are stated at the net asset value of the funds or the year-end closing price of the underlying security.  All investments are classified as Level 1 investments.

The following is a summary of current trading marketable securities at December 31,  2013 and 2012 (in thousands):

	December 31, 2013
	Cost	Unrealized Gains (Losses)	Estimated Fair Value
Mutual funds	$91	$41	$132

	$91	$41	$132

	December 31, 2012
	Cost	Unrealized Gains (Losses)	Estimated Fair Value
Mutual funds	$74	$-	$74
Equity securities	118	(2)	116
	$192	$(2)	$190

6.	Accounts receivable

Winthrop and its subsidiaries continuously monitor the creditworthiness of customers and establishes an allowance for amounts that may become uncollectible in the future based on current economic trends, historical payment and bad debt write-off experience, and any specific customer related collection issues.  As of December 31, 2013 and 2012, there was no allowance for uncollectible accounts.

7.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012

Accrued professional fees	$703	$962
Accrued compensation and related expenses	304	460
Other	395	453
	$1,402	$1,875

8.	Income taxes

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Continuing operations:
Current
Federal	$(5)	$15
State and local	35	171
Total current	30	186
Deferred
Federal	-	(800)
State and local	-	-
Total deferred	-	(800)
Total income tax expense (benefit)	$30	$(614)

Discontinued operations:
Current
Federal	$(337)	$-
State and local	-	-
Total current	(337)	-
Deferred
Federal	-	-
State and local	-	-
Total deferred	-	-
Total income tax (benefit)	$(337)	$-

 For the year ended December 31, 2013, current income tax expense related to continuing operations substantially represents minimum state income taxes.

For the year ended December 31, 2012, current income tax expense related to continuing operations was substantially related to a settlement with New York State over its tax examination of the Company’s 2008 through 2010 tax returns, as further discussed below.  See below with respect to $800,000 deferred Federal tax benefit.

The difference between the benefit for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) from continuing operations is as follows:

	Year ended December 31,
	2013	2012
Federal income tax rate	(34.0)%	(34.0)%
State income tax (net of federal effect)	(4.7)	2
Change in valuation allowance	39.0	11.8
Non deductible expenses	-	9.7
Other	-	(0.4)
Effective tax rate	0.3%	(10.9)%

The deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$6,372	$4,071
Equity-based compensation	1,477	1,531
Tax credit carryforwards	148	148
Accrued compensation	439	404
Accrued liabilities & other	141	73
Gross deferred tax assets	8,577	6,227
Less: valuation allowance	(7,031)	(4,439)
Deferred tax assets after valuation allowance	1,546	1,788

Deferred tax liabilities:
Intangible assets	(1,526)	(1,774)
Other	(20)	(14)
Deferred tax liabilities	(1,546)	(1,788)
Net Deferred tax assets	$-	$-

The Company files a consolidated federal tax return with its subsidiaries.  As of December 31, 2013, the Company has a federal net operating loss carryforward of approximately $14.9 million, which expires from 2030 through 2033, and various State and local net operating loss carryforwards totaling approximately $24.4 million, which expires between 2016 and 2033.  Approximately $1.3 million of the federal net operating loss carryforward and $8.5 million of the State net operating loss carryforward were acquired from Winthrop.  The acquired federal net operating loss carryfoward is limited in its utilization by Section 382 of the Internal Revenue Code due to an ownership change.

 A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance increased by approximately $2,592,000 and $1,161,000 (net of the reduction described hereafter) respectively, during the years ended December 31, 2013 and 2012 due to increases of net operating loss carryforwards and other deferred tax assets, some of which were acquired from Winthrop.  As discussed in Note 2, a net deferred tax liability of $800,000 was recorded on the acquisition of Winthrop for the excess of the financial statement basis over the tax basis of the acquired assets and assumed liabilities.  As Winthrop and its subsidiaries are included in the Company’s consolidated federal tax return, deferred federal tax liabilities assumed in the acquisition are able to offset the reversal of the Company’s pre-existing deferred tax assets.  Accordingly, the Company’s deferred tax valuation allowance has been reduced to the extent of $800,000 and recorded as a deferred tax benefit in the accompanying statement of operations for the year ended December 31, 2012.

Five Star was undergoing an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008 and was being challenged with respect to the timing of certain tax deductions.  As a result, a liability for uncertain tax positions was provided in the year ended December 31, 2010 and charged to discontinued operations.    The deficiency notice was issued on April 25, 2011. On May 17, 2011, Five Star Products Inc. and its subsidiary Five Star Group Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy code. On December 16, 2011, the Plan of Reorganization of TMG Liquidation Corp., Five Star Products Inc.’s parent corporation, was approved by the Bankruptcy Court.  Under the Plan of Reorganization, the Internal Revenue Service is authorized to pursue the Plan Administrator, who is authorized to defend the deficiency notice issued to Five Star Products, Inc.  During the year ended December 31, 2013, the Company reversed the liability for uncertain tax positions with a corresponding credit to discontinued operations as a result of the Company’s settlement with the Plan Administrator (see Note 3).  The liability that was reversed amounted to approximately $337,000 for potential federal and state tax deficiencies and related interest, of which approximately $212,000 related to additional tax, and approximately $125,000 related to interest.

The Internal Revenue Service was examining the Company’s 2009 and 2010 consolidated U.S. federal tax returns, which was settled in April 2013 for the amount of $10,000, including interest of $1,000.  As a result of the settlement, the liability for uncertain tax positions was reduced by $15,000 of which $5,000 was credited to income tax benefit in 2013.

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

For federal income tax purposes, the 2011 through 2013 tax years remain open for examination by the tax authorities.  Winthrop’s 2010 through 2012 pre-acquisition tax years remain open under the normal three year statute of limitations. For state tax purposes, the 2009 through 2012 tax years remain open for examination by the tax authorities under a four year statute of limitations.

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2013 and 2012 follows (in thousands):

	Unrecognized
	Tax Benefits

	2013	2012

Balance January 1,	$444	$449
Additions for prior year tax positions	-	200
Settlements	(444)	(205)

Balance December 31,	$-	$444

9.	Property and equipment:

Property and equipment consists of the following (in thousands):

	December 31,
	2013	2012
Computer software	$2	$2
Computer equipment	81	76
Office furniture and equipment	40	30
Leasehold improvements	1	1
	124	109
Less accumulated depreciation and amortization	(75)	(57)
	$49	$52

Depreciation expense for the years ended December 31, 2013 and 2012 was $18,000 and $1,000, respectively.

10.	Intangible Assets

Intangible assets subject to amortization which were recorded in connection with the acquisition of Winthrop consisted of the following (in thousands):

			December 31, 2013
Intangible	Estimated useful life	Gross carrying amount	Accumulated Amortization	Net carrying amount

Investment management and Advisory Contracts	9 years	$3,181	$364	$2,817
Trademarks	10 years	433	45	388
Proprietary software and technology	4 years	960	247	713
		$4,574	$656	$3,918

			December 31, 2012
Intangible	Estimated useful life	Gross carrying amount	Accumulated Amortization	Net carrying amount

Investment management and Advisory Contracts	9 years	$3,181	$11	$3,170
Trademarks	10 years	433	1	432
Proprietary software and technology	4 years	960	7	953
		$4,574	$19	$4,555

Amortization expense amounted to $637,000 and $19,000 for the years ended December 31, 2013 and 2012, respectively. The weighted-average amortization period for total amortizable intangibles at December 31, 2013 is 7 years. Estimated amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Year ending December 31,
2014	$637
2015	637
2016	630
2017	397
2018	397
2019-2023	1,220
$3,918

11.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At December 31, 2013, the Company had repurchased 1,791,821 shares of its common stock and a total of 3,208,179 shares, remained available for repurchase.

12.	Incentive stock plans and stock based compensation

Common stock options
The Company had initially adopted a stock-based compensation plan for employees and non-employee members of its Board of Directors in November 2003 (the “2003 Plan”), which was subsequently amended in March 2007 (the “2003 Plan Amendment”). In December 2007, the Company adopted the National Patent Development Corporation 2007 Incentive Stock Plan (the “2007 NPDC Plan”).  The plans provide for up to 3,500,000 and 7,500,000 awards for shares under the 2003 Plan Amendment and 2007 NPDC Plan, respectively, in form of discretionary grants of stock options, restricted stock shares, restricted stock units (RSUs) and other stock-based awards to employees, directors and outside service providers. The Company’s plans are administered by the Compensation Committee of the Board of Directors, which consists solely of non-employee directors. The term of any option granted under the plans will not exceed ten years from the date of grant and, in the case of incentive stock options granted to a 10% or greater holder of total voting stock of the Company, three years from the date of grant.  The exercise price of any option granted under the plans may not be less than the fair market value of the common stock on the date of grant or, in the case of incentive stock options granted to a 10% or greater holder of total voting stock, 110% of such fair market value.

The Company recorded compensation expense related to option grants of $21,000 and $89,000 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, the number of shares reserved and available for award under the 2007 NPDC Plan is 6,200,720 and under the 2003 Plan Amendment is 700,000.

During the year ended December 31, 2012, there was no option activity.  Information with respect to the Company’s stock options for 2013 is presented below.

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2012	3,300,000	$2.29	4.7	$1,010,000	*
Options cancelled	(50,000)	$1.50

Options outstanding at December 31, 2013	3,250,000	$2.31	3.6	$288,000	*
Options exercisable at December 31, 2013	3,250,000	$2.31	3.6	$288,000	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at the respective year end dates.

As of December 31, 2013, there was no unrecognized compensation expense related to non-vested options.

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

b)
370,000 RSUs were granted to four key executives, which vest  equally over three years, with the first third vesting one year from the Closing Date.  The RSUs are valued based on the closing price of the Company’s common stock on the Closing Date of $2.52, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $277,000 and $25,000 for the years ended December 31, 2013 and 2012, respectively, related to these RSUs.

In addition, 17,738 RSUs were granted to certain employees of the Company on February 4, 2013, which vest equally over three years, with the first third vesting on February 4, 2014.  The RSUs are valued based on the closing price of the Company’s common stock on February 4, 2013 of $2.40, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $12,000 for the year ended December 31, 2013 related to these RSUs.

The total unrecognized compensation expense related to unvested RSUs at December 31, 2013 is $557,000, which will be recognized over the vesting period of approximately 2 years.

13.	Retirement plans

a)
The Company maintains a 401(k) Savings Plan (the “Plan”), for full time employees who have completed at least one hour of service coincident with the first day of each month. Effective January 15, 2013, the employees of Winthrop and its subsidiaries were eligible to participate in the Plan, and the Company ceased matching the participants contributions. At that date the Plan permits pre-tax contributions by participants. The Company matched up to 50% of the participants’ first 7% of compensation contributed, which totaled  $6,000 in  2012.

b)
Winthrop maintained an officer retirement bonus plan (the “Bonus Plan”) that is an unfunded deferred compensation program providing retirement benefits equal to 10% of annual compensation, as defined, to those officers upon their retirement.   Effective December 1, 1999, the Plan was frozen so that no additional benefits will be earned.  The total obligation under the Bonus Plan at December 19, 2012 (date of acquisition) was $1,912,000.  The liability is payable to individual retired employees at the rate of $50,000 per year in equal monthly amounts commencing upon retirement.  The liability was recorded at $885,000 at the date of acquisition, representing its estimated fair value computed based on its present value, utilizing a discount rate of 14%, which was estimated to be the acquired company’s weighted average cost of capital on such date from the perspective of a market participant.  The discount of $1,027,000 is being amortized as interest expense over the period the obligation is outstanding by use of the effective interest method.  Interest expense for the year ended December 31, 2013 amounted to $122,000.  At December 31, 2013 and 2012, the obligation under the Bonus Plan was $902,000 and $881,000, respectively, net of discounts of $910,000 and $1,031,000. respectively.

14.	Commitments, Contingencies and Other

(a)
In connection with the sale of Five Star, the Company is responsible for all activities necessary to achieve compliance with the Connecticut Transfer Act, including receipt of approval from the Connecticut Department of Environmental Protection (“CTDEP’) and implementation of a remediation plan, if required, with respect to environmental obligations related to Five Star’s Connecticut warehouse.   For the year ended December 31, 2012, the Company expensed an additional $28,000 to complete the Connecticut Transfer Act process with the CTDEP Such amount is included in loss from discontinued operations. The Company has satisfied its remediation and environmental obligations with the New Jersey Department of Environmental Protection.

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

As a result of entering into the Settlement Agreement, during the year ended December 31, 2013, the Company recorded a loss in discontinued operations of $2,375,000 in connection with the Avoidance Action (See Note 3).

(c)
Subsidiaries of Winthrop lease an office facility under an operating lease expiring in 2017, which, in addition to the minimum lease payments, require payment of electricity and property taxes.  The total annual lease cost is approximately $90,000.  Effective March 31, 2014, Winthrop has the right to terminate the lease upon 8 months notice.  At December 31, 2013, future minimum payments under such lease, assuming no termination amounted to approximately $90,000 per year.

Rent expense under the Winthrop lease, net of sublease income amounted to $49,000 in 2013 and $11,000 in 2012 from the date of acquisition.  In addition, the Company subleases space from Bedford Oak Advisors, LLC (“Bedford Oak”). See Note 15.

(d)	The Company entered into employment agreements (the “Employment Agreements”), with four key executives (the “Key Winthrop Employees”).

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

Mr. Donovan is entitled to receive a “Special Bonus,” payable on the third anniversary of the Closing equal to the excess, if any, of $1,900,000 over the product of (i) the aggregate trailing average closing price of the Company Common Stock for the 10 trading days prior to such third anniversary multiplied by (ii) 852,228 shares of Company Common Stock that he received as merger consideration (subject to equitable adjustment to reflect stock splits and similar changes in the Company’s capitalization). See Note 2.

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

(e)
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

On October 31, 2012, the Company’s Audit Committee approved an increase to approximately $40,700 per month (effective as of September 1, 2012) in the monthly sublease and administrative support services rate, which increased rate the Company believes is necessary to provide for the increased personnel and space requirements necessary for an operating company.    General and administrative expenses for the years December 31, 2013 and 2012, includes $488,000 and $368,000, respectively, related to the sublease arrangement with Bedford Oak.

Wright acts as an investment advisor, its subsidiary acts as a principal underwriter and one officer of Winthrop is also an officer for a family of mutual funds from which investment management and distribution fees are earned based on the net asset values of the respective funds.  Such fees amounted to $938,000 for the year ended December 31, 2013 and $28,000 from the date of acquisition through December 31, 2012.

Report of Independent Registered Public Accounting Firm

Board of Directors

The Winthrop Corporation

Milford, Connecticut

We have audited the accompanying consolidated balance sheet of The Winthrop Corporation and Subsidiaries as of December 19, 2012, and the related consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of The Winthrop Corporation and Subsidiaries as of December 19, 2012, and the consolidated results of their operations and their cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

March 29, 2013

Shelton, Connecticut

THE WINTHROP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 19,
2012
Assets
Cash and cash equivalents	$1,499,477
Short-term investments	191,884
Accounts receivable	570,044
Due from affiliate	300,000
Property and equipment	52,540
Prepaid costs and other	256,813
Total Assets	$2,870,758

Liabilities and Shareholders’ Equity Deficiency
Liabilities:
Accounts payable and accrued expenses	$1,901,703
Deferred revenue	152,293
Officer retirement bonus payable	1,196,831
Total liabilities	3,250,827
Commitments
Shareholders’ equity deficiency	(380,069)
Total Liabilities and Shareholders’ Equity Deficiency	$2,870,758

See notes to consolidated financial statements.

THE WINTHROP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

Period Ended December 19,
2012
Revenues:
Investment management services	$2,696,701
Other investment advisory services	2,764,547
Financial research and related data	926,116
Total revenues	6,387,364
Costs and expenses:
Salaries and employee benefits	4,382,942
Other selling and administrative	996,808
Facilities	572,551
Professional and outside services	623,475
Total costs and expenses	6,575,776
Loss before income taxes	(188,412)
Income tax expense	(9,230)
Net loss	$(179,182)
Net loss per share:
Basic	(3.12)
Diluted	(2.78)
Weighted average number of common shares
Basic	57,499
Diluted	64,463

See notes to consolidated financial statements.

THE WINTHROP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

								Treasury Stock
	Class A Common		Class B Common					Shares		Amount
					Additional
					Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings		Class A	Class B	Class A		Class B		Total

Balance, January 1, 2012	57,077	$57,077	19,070	$19,070	$1,110,593	$	(984,717)	11,953	6,695	$	(341,868)	$	(61,042)	$	(200,887)

Net income							(179,182)								(179,182)

Balance, December 19, 2012	57,077	$57,077	19,070	$19,070	$1,110,593	$	(1,163,899)	11,953	6,695	$	(341,868)	$	(61,042)	$	(380,069)

See notes to consolidated financial statements.

THE WINTHROP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Period Ended December 19,
2012
Cash flows from operating activities:
Net loss	$(179,182)
Adjustments to reconcile net loss to net cash provided by operating activities:	20,000
Allowance for doubtful accounts
Depreciation and amortization	28,949
Gain on short-term investments	(23,128)
Changes in operating assets and liabilities:
Accounts receivable	(102,832)
Due from affiliate	(300,000)
Prepaid costs and other	2,436
Accounts payable and accrued expenses	1,316,444
Deferred revenue	139,476
Accrued compensation and bonuses	(64,663)
Officer retirement bonus payable	5,113
Net cash provided by operating activities	842,613
Cash flows from investing activities:
Purchase of short-term investments	(3,756)
Additions to property and equipment	(3,603)
Proceeds from the sale of short-term investments	152,323
Net cash provided by investing activities	144,964
Net change in cash and cash equivalents	987,577
Cash and cash equivalents, beginning	511,900
Cash and cash equivalents, ending	$1,499,477

See notes to consolidated financial statements.

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period Ended December 19, 2012

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

On December 19, 2012, the Company and its shareholders sold 100% of the outstanding stock of the Company to Wright Investors’ Service Holdings, Inc., formerly known as National Patent Development Corp. (“WISH” or “National”).  The financial statements presented are for the period from January 1, 2012 through December 19, 2012.  The financial results of the Company for the period from December 20, 2012 through December 31, 2012 are included in the consolidated financial statements of WISH.

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

Period Ended December 19, 2012

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

Loss per share:

Basic loss per share is based on net loss divided by the weighted average number of common shares outstanding.  Common stock equivalents outstanding were 6,964 for 2012.

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

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period Ended December 19, 2012

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

The following is a summary of current trading marketable securities:

	December 19, 2012
	Amortized Cost	Unrealized Gains (Loss)		Estimated Fair Value
Mutual funds	$74,087	$	(33)	$74,054
Equity securities	102,468		14,862	117,330
Bonds	500			500
	$177,055		$14,829	$191,884

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period Ended December 19, 2012

3.	Accounts receivable:

The Company continuously monitors the creditworthiness of customers and establishes an allowance for amounts that may become uncollectible in the future based on current, economic trends, historical payment and bad debt write-off experience, and any specific customer related collection issues.

4.	Property and equipment:

December,
2012
Computer software	$363,252
Computer equipment	213,225
Office furniture and equipment	464,707
Leasehold improvements	279,079
Publishing machinery	42,834
Automobiles	58,018
1,421,115
Less accumulated depreciation and amortization	(1,368,575)
$52,540

5.	Retirement programs:

Officer retirement bonus:

The officer retirement bonus is an unfunded deferred compensation program providing retirement benefits equal to 10% of annual compensation, as defined, to those officers who are employed by the Company until their retirement.  The total obligation under this plan is $1,911,907.  The annual amount provided is computed at a present value, utilizing a discount rate that market participants would use in pricing such liability and considering factors applicable to the liability. Amortization of discount to present value was $100,947 in 2012.  Payments under the plan were $104,167 in 2012.  Effective December 1, 1999, the Plan was frozen so that no additional benefits will be earned.

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period Ended December 19, 2012

5.	Retirement programs (continued):

Officer retirement bonus (continued):

Payments to be made under this Plan are:

Year Ending December 31:
2013	$100,000
2014	100,000
2015	51,287
2016	50,000
2017	50,000
Thereafter	1,560,620
$1,911,907

Employee savings and profit sharing plan:

The Company has an elective Employee Deferred Savings and 401(k) Plan and a profit sharing plan to provide its employees with additional income upon retirement.  At the discretion of the Board of Directors, the Company may contribute an amount not to exceed federally imposed limits on qualified plans.  The aggregate benefit payable to any employee is dependent upon the rate of contribution, earnings of the investments selected under the Plan, and the length of time such employee continues as a participant.  The Company made no contributions in 2012 to both its 401(k) and profit sharing plan.

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period Ended December 19, 2012

6.	Related party transactions:

The Company acts as investment advisor, its subsidiary acts as principal underwriter, and several Company officers are also officers for a family of mutual funds.  The Company invests its excess funds in these mutual funds.  Investment management and distribution fees are calculated based upon the net asset values of the respective funds.  Fees earned were $1,253,000 in 2012.

The Company provided a subsidy to several of its funds by reimbursing certain of the funds’ operating expenses.  Total fund subsidies were $481,000 in 2012 and are recorded as part of other investment advisory services revenue.

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

Period Ended December 19, 2012

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

Total rental expense, net of sublease income, including operating costs, under operating leases was $318,168 in 2012.

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

	2012
	Current	Deferred
Tax expense (benefit)	$(9,230)	$(20,000)
Change in valuation allowance		20,000
	$(9,230)	$-

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period Ended December 19, 2012

9.	Income taxes (continued):

The following table reconciles the Company’s effective income tax rate on loss before income taxes to the Federal statutory rate for the period ended December 19, 2012:

2012
Federal Statutory rate	(34.0%)
State income taxes, net of federal benefit	(6.0)
Effect of reduced tax rate brackets	4.6
Valuation allowance of deferred tax benefit	37.0
Other adjustments	(2.1)
( .5%)

Deferred taxes are comprised of the following at December 19, 2012:

2012
Net operating loss carryforwards	$1,042,100
Deferred compensation	490,700
Other temporary differences	219,200
Less valuation reserve	(1,752,000)
Net deferred tax assets	$-

10.	Supplemental disclosures of cash flow information:

No income taxes were paid in 2012.

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period Ended December 19, 2012

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

Period Ended December 19, 2012

11.	Stock plans (continued):

The Company has an obligation to repurchase the shares, upon request of the participant, at the price yielded by calculating their value using the same formula as of the calendar year end immediately preceding the repurchase request.  The Company has no liability recorded for the options as of 2012, since the exercise price for the options exceeds the formula price at such date.  As a part of the acquisition of the Company’s stock in 2012, the Company voted to terminate its stock option plan.

The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model.

The following summarizes the transactions of the Company’s stock options for the period ended December 19, 2012:

	Shares Subject To Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)
Outstanding and exercisable January 1, 2012	6,964	$151.59	6.24
Forfeiture due to plan termination	(6,964)	$151.59	-
Outstanding and exercisable at December 19, 2012	-	-	-

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period Ended December 19, 2012

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year:

Risk free interest rate	4.88%
Expected dividend yield	0%
Expected volatility factor	15.03%
Expected option terms, in years	7.0

THE WINTHROP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period Ended December 19, 2012

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

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) as of December 31, 2013.  Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of such time.

The Company’s principal executive officer and principal financial officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management of the Company, including its principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.

Based on their assessment using those criteria, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.

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

Item 9B.    Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of December 31, 2013, for its annual stockholders’ meeting for 2013 (the “Proxy Statement”) under the captions “Directors and Executive Officers”, “Corporate Governance”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Audit Committee.”

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: March 27, 2014	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ HARVEY P. EISEN	Chairman, President and Chief Executive Officer	March 27, 2014
Harvey P. Eisen	(Principal Executive Officer)
/s/ LAWRENCE G. SCHAFRAN	Director	March 27, 2014
Lawrence G. Schafran
/s/ SCOTT N. GREENBERG	Director	March 27, 2014
Scott N. Greenberg /s/ PETER M. DONOVAN Peter M. Donovan	Director	March 27, 2014

/s/ IRA J. SOBOTKO	Vice President, Chief Financial Officer	March 27, 2014
Ira J. Sobotko	(Principal Financial and Accounting Officer)

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

10.14 Premises and Relocation Lease Amendment between The Winthrop Corporation, Tenant and 440 Wheelers Farms Road, L.L.C., Landlord, dated October 8, 2003.  Incorporated herein by reference to Exhibit 10.14 of the Registrant’s Form 8-K filed on December 22, 2012.

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

10.19  Settlement Agreement and Release, between Cohn Reznick LLP, in its capacity as Plan Administrator, and Wright Investors’ Service Holdings, Inc.  Incorporated herein by reference to Exhibit 10.1 of the Registrant’s 8-K filed on August 2, 2013.

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