Form 10-K/A
period 2013-12-31
Wright Investors Service Holdings, Inc.
filed 2014-04-29
CIK 1279715

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

EXPLANATORY NOTE

Wright Investors’ Service Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) pursuant to General Instruction G (3) to Form 10-K, which amends and supplements our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2014 (the “2013 Form 10-K”).    This Form 10-K/A provides the information required to be disclosed in Part III, Items 10 through 14 and updates the information contained in Part IV, Item 15.  As a result of this amendment, the Company is filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the 2013 Form 10-K.

TABLE OF CONTENTS

		Page

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 11.	Executive Compensation	4
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	12
Item 13.	Certain Relationships and Related Transactions, and Director Independence	14
Item 14.	Principal Accounting Fees and Services	16

PART IV

Item 15.	Exhibits and Financial Statement Schedules	16

SIGNATURES		17

i

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

 Set forth below are the names of, and certain biographical information regarding, the directors of the Company. The Board of Directors currently consists of four directors.

 Harvey P. Eisen, 71, has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since June 2007 and also has served as its President since July 2007.  Mr. Eisen has served as a director of the Company since 2004.  Mr. Eisen has served as Chairman and Managing Member of Bedford Oak Advisors, LLC, an investment partnership (“Bedford Oak”), since 1998 and Chairman and Director of GP Strategies Corporation (“GP Strategies”) since 2004.

Mr. Eisen was previously Senior Vice President of Travelers, Inc. and held various executive positions with Primerica, SunAmerica Corp., and Integrated Resources Asset Management.  Mr. Eisen was president and portfolio manager of Eisen Capital Management for 10 years.  He began his career as an analyst with Stifel, Nicolaus & Co. and Wertheim. Mr. Eisen has served on the Strategic Development Board for the Trulaske College of Business, University of Missouri since 1995 where he established the first accredited course on the Warren Buffett Principles of Investing.  He also serves on the Zanvyl Krieger School of Arts and Sciences Advisory Board for Johns Hopkins University and is a member of the Carey Business School Board of Overseers and the Johns Hopkins Parents Council.  Mr. Eisen is widely recognized as one of the country’s leading portfolio managers. With over three decades of investment experience, he is often consulted by the national media for his expert views on all phases of the investment marketplace and is frequently quoted in The Wall Street Journal, The New York Times, Pension World, U.S. News & World Report, Financial World and Business Week, among others. Mr. Eisen also appears regularly on various television programs on CNN, CNBC, Bloomberg TV and Lou Dobbs Tonight on Fox News. He also served as a regular panelist on Wall Street Week with Louis Rukeyser for over 20 years.

Harvey Eisen graduated from the University of Missouri at Columbia with a Bachelor of Science in Finance and Economics, and has also received a Master of Science in Commerce from St. Louis University. He is a former Trustee of  Johns Hopkins University, Baltimore, MD, the Rippowam Cisqua School, Bedford, NY, and the Northern Westchester Hospital Center, Mount Kisco, NY.

Mr. Eisen is qualified to serve on our Board of Directors and brings valuable insight to our Board of Directors as a result of his broad range of business skills and his financial literacy and expertise and executive and management leadership skills. Mr. Eisen honed these skills and expertise during his long and successful business career as Chairman and Managing Member of Bedford Oak,   a Senior Vice President of Travelers and Primerica, as well as his service on other public company and institutional boards

Peter M. Donovan, 71, has served as a director of the Company since December 19, 2012.  Mr. Donovan is the Chief Executive Officer of The Winthrop Corporation (“Winthrop”)  and  through its wholly-owned subsidiaries Wright Investors’ Service, Inc. (“Wright”), Wright Investors’ Service Distributors, Inc. (“WISDI”) and Wright’s wholly-owned subsidiary, Wright Private Asset Management, LLC (“WPAM”) (collectively, the “Wright Companies”).  Mr. Donovan worked at Jones, Kreeger & Co., in Washington, D.C. prior to joining Wright in 1966.  At Wright, Mr. Donovan is responsible for the overall management of Wright. Mr. Donovan has been Chief Executive Officer of Winthrop since 1996 and its Chief Investment Officer since 2010.  He is co-author of Worldscope Industrial Company Profiles and Worldscope Financial Company Profiles.  He is also President of the Wright Managed Income Trust and the Wright Managed Equity Trust.  Mr. Donovan is Chairman of the Board of Trustees of the School for Ethical Education.  He is a member of the New York Society of Security Analysts and the Hartford Society of Financial Analysts.  Mr. Donovan received a BA in Economics from Goddard College.

Mr. Donovan is qualified to serve on our Board of Directors because of his extensive business skills and experiences in the financial services industry and his financial literacy and expertise.

Scott N. Greenberg, 57, has been a director of the Company since 2004.  Mr. Greenberg was Chief Financial Officer of the Company from 2004 to July 2007.  Mr. Greenberg has been the Chief Executive Officer of GP Strategies since April 2005 and a director since 1987.  From 2001 until February of 2006 he was President of GP Strategies, Chief Financial Officer from 2001 until 2005, Executive Vice President and Chief Financial Officer from 1998 to 2001, Vice President and Chief Financial Officer from 1989 to 1998, and Vice President, Finance from 1985 to 1989.  He was a director of GSE Systems, Inc. from 1999 to 2008.

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

Lawrence G. Schafran, 74, has served as a director and chairman of the audit committee of the Company since 2006.  Mr. Schafran also serves as a director of Cupcake Digital, Inc., and Glass Tech, Inc., and as an advisor to ZLOOP, Inc.  Mr. Schafran also served as a Managing Director of Providence Capital, Inc., an investment and advisory firm from 2003 until December 2012 and until recently as a director of SecureAlert, Inc.

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

Ira J. Sobotko, 57, has served as Vice President, Finance, Secretary and Treasurer of the Company since July 2007, and as its principal financial officer and principal accounting officer.  His title was changed from Vice President, Finance, Secretary and Treasurer to Vice President and Chief Financial Officer, Secretary and Treasurer in 2008.  Mr. Sobotko served as Senior Vice President, Finance, Secretary and Treasurer of Five Star Products and as its principal financial officer from July 2007 until its sale by the Company in January 2010.  From April 2007 to July 2007, Mr. Sobotko served as Vice President, Finance of the Company.  From September 2005 through March 2007, Mr. Sobotko served as a financial consultant to various publicly traded companies, including the Company and Five Star Products and various emerging technologies companies.  From January 2004 through May 2005, Mr. Sobotko served as Vice President and Chief Financial Officer of Campusfood.com, a web-based network of restaurants for students and local communities.  From August 2000 to January 2004, Mr. Sobotko served as Executive Vice President, Finance at Arrowsight, Inc., a web-based application service provider where Mr. Sobotko has also served as a director since November 2001.

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

Code of Ethics

The Company has adopted a Code of Ethics for its principal executive officer, senior financial officers, including the principal financial officer and the principal accounting officer, and persons performing similar functions for its subsidiaries. If the Company makes any substantive amendment to the Code of Ethics or grants any waiver from a provision of the Code of Ethics for said executive officers, the Company will disclose the nature of such amendment or waiver in a filing on Form 8-K. The Code of Ethics was filed as Exhibit 14.1 to the Company’s Form 10-K for the year ended December 31, 2004 filed with the SEC on April 15, 2005 and is incorporated by reference herein. The Company will also provide a copy of such Code of Ethics to any person, without charge, upon written request made to the Company’s Secretary at the following address: Wright Investors’ Service Holdings, Inc., Attn: Secretary, 100 South Bedford Road, Suite 2R, Mount Kisco, New York 10549.

ITEM 11.                EXECUTIVE COMPENSATION

The Company has elected to use the Smaller Reporting Company rules issued by the SEC regarding the disclosure of executive compensation.  Under these rules, the Company provides a Summary Compensation Table covering 2013 and 2012 compensation for the individual who served as principal executive officer in 2013 and for two individuals who are the most highly-compensated executive officers other than the individual who served as principal executive officer (to whom we refer collectively as our “named executive officers”) and Outstanding Equity Awards at Year-End Table and certain narrative disclosures.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of the Company’s Named Executive Officers for the fiscal years ended December 31, 2013 and 2012.

Name and Principal Position	Year	Salary	Bonus (1)	Option & Restricted Stock Unit Awards (2)	All Other Compensation (3) (4)(5)	Total
		($)	($)	($)	($)	($)
Harvey P. Eisen, Chairman of the Board and Chief Executive Officer (Principal Executive	2013	150,000	0		1,439	151,439
Officer) (3)	2012	150,000	0		0	150,000
Ira J. Sobotko, Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting	2013	200,000	0	0	12,811	212,811
Officer) (4)	2012	200,000	0	0	16,441	216,441
Peter M. Donovan, Chief Executive Officer of	2013	300,000	6,250	63,665	8,734	378,649
Winthrop (5)	2012	294,246	875,000	223,314	10,086	1,402,646

(1)
The amounts in this column reflect the $850,000 “stay/client retention bonus” that was paid to Mr. Donovan on December 20, 2012. See Overview of Material Compensation Arrangements with Our Named Executive Officers.   In addition, Mr. Donovan received a performance bonus of $25,000 during 2012, and earned a quarterly incentive bonus of $6,250 in 2013.

(2)
The dollar amount recognized as expense for financial statement reporting purposes, calculated in accordance with FASB ASC Topic 718.  A discussion of the assumptions used in calculating these values with respect to awards related to Company common stock may be found in [Note 12] to our audited financial statements in the Form 10-K for the fiscal year ended December 31, 2013.  .

(3)	For Mr. Eisen, the amount reflected under “All Other Compensation” is comprised of:

•	$1,439 and $0 for 2013 and 2012, respectively, for life insurance premiums;

 On January 24, 2014, the Board of Directors of the Company, upon the recommendation of the Company’s Compensation Committee, voted to reduce the current cash base salary of Harvey P. Eisen, the Chairman, Chief Executive Officer and President of the Company, in the amount of $150,000 per annum, to $20,000, effective January 1, 2014.  Mr. Eisen had requested that the Company’s Board and Compensation Committee approve this reduction as a result of the Company’s current operating losses.

(4)	For Mr. Sobotko, the amount reflected under “All Other Compensation” is comprised of:

•	$3,211 and $879 for 2013 and 2012, respectively, for life insurance premiums;

•	$0 and $5,962 for 2013 and 2012, respectively, for 401(K) Company matching contributions; and

•	$9,600 for each of 2013 and 2012 for auto expense allowance.

On January 24, 2014, the Company’s Board of Directors, upon the recommendation of the Company’s Compensation Committee, also voted to reduce the current base salary of Ira J. Sobotko, the Company’s Chief Financial Officer, in the amount of $200,000 per annum, to $150,000, effective February 1, 2014.  Mr. Sobotko had requested that the Company’s Board and Compensation Committee approve this reduction as a result of the Company’s current operating losses.

(5)
Mr. Donovan is the Chief Executive Officer of Winthrop, which became a subsidiary of the Company on December 19, 2012 (the “Closing Date”) and at which time Mr. Donovan became a Named Executive Officer of the Company.  For Mr. Donovan, the amount reflected in “All Other Compensation” is comprised of:

•	$3,365 and $4,332 for 2013 and 2012, respectively, for life insurance premiums; and

•	$5,369 and $5,754 for 2013 and 2012, respectively for personal auto usage.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning the holdings of unexercised and unvested options to purchase shares of common stock of the Company for each of the named executive officers at December 31, 2013.

Name	Number of Shares of Common Stock Underlying Unexercised Options which are Exercisable	Number of Shares of Common Stock Underlying Unexercised Options which are Unexercisable	Option Exercise Price Per Share of Common Stock	Option Expiration Date
	(#)	(#)	($)
Harvey P. Eisen	2,500,000(1) 250,000(1)	-	$2.45 $1.36	February 28, 2017 April 28, 2020
Ira J. Sobotko	100,000 (1)	-	$2.68	July 29, 2017

(1)	These options were fully vested at December 31, 2013.

Restricted stock units

As a result of the Winthrop acquisition, the Company issued a total of 195,711 Restricted Stock Units (RSUs) to Mr. Donovan on December 19, 2012 to be settled in shares of Company common stock as follows:

a)
110,771 RSUs, which vested on December 19, 2012 and are subject to post-vesting restrictions on sale for three years.  The RSUs were valued at the closing price of the Company’s common stock of $2.52, less a 20% discount for post vesting restrictions on sale, or $2.02 per share.  The total value of these RSUs of $223,314, was accounted for as compensation and charged to retention bonus expense on the Closing Date.

b)
85,000 RSUs were granted on December 19, 2012, which vest  equally over three years, with the first third vesting December 19, 2013.  The RSUs are valued based on the closing price of the Company’s common stock on the Closing Date of $2.52, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $63,665 and $5,700 for the year ended December 31, 2013 and 2012, respectively, related to these RSUs. The total unrecognized compensation expense related to these unvested RSUs is $127,000, which will be recognized over the remaining vesting period of approximately 2 years.

Overview of Material Compensation Arrangements with Our Named Executive Officers

The following is a summary of the material terms of employment and compensation arrangements pursuant to which compensation was paid to our named executive officers for their service with the Company or its subsidiaries for the fiscal year ended December 31, 2013.

Harvey P. Eisen

On January 24, 2014, the Board of Directors of the Company, upon the recommendation of the Company’s Compensation Committee, voted to reduce the current cash base salary of Harvey P. Eisen, the Chairman, Chief Executive Officer and President of the Company, in the amount of $150,000 per annum, to $20,000, effective January 1, 2014.  Mr. Eisen had requested that the Company’s Board and Compensation Committee approve this reduction as a result of the Company’s current operating losses.

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

Ira J. Sobotko

Mr. Sobotko serves as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company.   Mr. Sobotko received a salary of $200,000 per annum from the Company, which was reduced to $150,000, effective February 1, 2014.  Mr. Sobotko had requested that the Company’s Board and Compensation Committee approve this reduction as a result of the Company’s current operating losses.  In addition, pursuant to the terms and conditions of the Stock Option Agreement, dated July 30, 2007, between the Company and Mr. Sobotko (the “Sobotko NPDC Stock Option Agreement”), Mr. Sobotko was granted options to purchase 100,000 shares of Company common stock under the 2003 Plan at an exercise price equal to $2.68 per share, which was the average of the closing bid and ask prices of Company common stock on July 30, 2007.  The options were fully vested at December 31, 2013.

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

Mr. Donovan will also be entitled to receive a “Special Bonus,” payable on the third anniversary of the Closing Date equal to the excess, if any, of $1,900,000 over the product of (i) the aggregate trailing average closing price of the Company Common Stock for the 10 trading days prior to such third anniversary multiplied by (ii) the number of shares of Company Common Stock that he receives as Merger Consideration (subject to equitable adjustment to reflect stock splits and similar changes in the Company’s capitalization) regardless of whether he is employed on the third anniversary date.  Under his Employment Agreement, Mr. Donovan will also be eligible to receive quarterly and annual incentive bonuses for each period during the initial term of his Employment Agreement and for any period thereafter prior to the date his title is changed to Executive Chairman.  The quarterly incentive bonuses will be equal to $6,250 per quarter for each fiscal quarter during which the revenue of Winthrop, determined in accordance with generally accepted accounting principles in the United States (“GAAP”), does not decline from the immediately prior year’s GAAP revenue by 9% or more.  If during a fiscal year Mr. Donovan has not earned all quarterly incentive bonuses for such year, he will be entitled to a “catch up” bonus for any such quarter in which the incentive bonus has not been earned if the GAAP revenue of Winthrop for the entire fiscal year has not declined from the immediately prior year by 9% or more.  Mr. Donovan will also be entitled to an annual incentive bonus of $25,000 if, at the end of a given fiscal year, GAAP revenue of Winthrop for such year has increased by at least 9% over the immediately prior year.  For the year ended December 31, 2013, Mr. Donovan received a quarterly incentive bonus of $6,250.

Termination of Employment and Change in Control Arrangements

Potential Payments upon Termination or Change in Control

As discussed above, both Mr. Eisen and Mr. Sobotko’s awards granted under the 2003 and 2007 Plan have vested. See the descriptions of the agreement with the named executive officers above for additional information.

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

Only directors who are not employees of the Company or its subsidiaries are entitled to receive compensation for service as a director. The table below summarizes the total compensation paid to or earned by each director of the Company (who is not also a named executive officer) for the fiscal year ended December 31, 2013. The column “Fees Earned or Paid in Cash” includes common stock of the Company issued in lieu of cash.

2013 Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards (2)	All Other Compensation	Total
	($)	($)	($)	($)
Lawrence G. Schafran	41,000 (1)	4,442	0	45,442
Scott N. Greenberg	31,000	4,442	0	35,442

(1)	Mr. Schafran elected to receive 5,582 shares of Company common stock in lieu of $12,500 of his annual director’s fee.

(2)
The amounts in this column reflect the dollar amount recognized in fiscal 2013 for financial statement reporting purposes, calculated in accordance with FSB ASC 718.  A discussion of the assumptions used in calculating these values may be found in Note 12 to our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  At December 31, 2013, each of Messrs. Greenberg and Schafran each had 200,000 vested and no unvested options.

Director Compensation Program

For the year ended December 31, 2013 directors who are not employees of the Company or its subsidiaries were entitled to receive:

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

At the option of each director, up to half of the sums designated above as “annual director compensation” may be paid in Company common stock; provided that (1) the option to receive Company common stock is exercisable by notice to the Company at any time prior to the payment of one or more quarterly payments of the annual compensation, (2) common stock issued in lieu of annual compensation is valued at the average between the closing bid and ask price on the day prior to the date upon which the annual compensation became payable, (3) all right, title and interest in and to common stock issued will vest in the receiving director upon issuance, and (4) payment in common stock will only be available if such payment may be made without registration or other similar actions and in compliance with all relevant laws and regulations.

On January 24, 2014, the Company’s Board of Directors, upon the recommendation of the Company’s Compensation Committee, had voted that effective January 1, 2014, the annual director compensation for directors who are not employees of the Company or its subsidiaries, shall be paid in Company common stock as set forth below (which policy was subsequently modified On April 25, 2014 as described below prior to its implementation):

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

•
annual director compensation of $5,000, paid in quarterly installments of $1,250, to each member of the Audit Committee (except the Chairman of the Audit Committee who is to receive annual compensation of $10,000), plus $750 in cash for each meeting of the Audit Committee attended in person and $500 in cash for each meeting of the Audit Committee attended by telephone, except that the per meeting attendance fee is reduced to $500 for attendance at any Audit Committee meeting held on the same day as a regular or special meeting of the Board; and

•
annual director compensation of $2,500, paid in quarterly installments of $625, to each member of the Compensation Committee and each member of the Nominating and Corporate Governance Committee (except the Chairman of each such Committee, who is to receive annual compensation of $5,000), plus $750 in cash for each meeting of the Audit Committee attended in person and $500 in cash for each meeting of the Audit Committee attended by telephone, except that the per attendance meeting fee is reduced to $500 for attendance at any Nominating and Corporate Governance Committee meeting held on the same day as a regular or special meeting of the Board.

All of the sums designated above as “annual director compensation” were required to be paid in Company common stock; provided that (1) common stock issued in lieu of annual compensation is valued at the average between the closing bid and ask price on the day prior to the date upon which the annual compensation became payable, and (2) all right, title and interest in and to common stock issued will vest in the receiving director upon issuance.   However, on April 25, 2014, the Board of Directors, upon the recommendation of the Compensation Committee,  modified the January 2014 policy for director compensation to provide  that only half of the sums designated above as “annual director compensation”  are required to be  paid in Company common stock provided that; (1) common stock issued in lieu of annual compensation is valued at the average between the closing bid and ask price on the day prior to the date upon which the annual compensation became payable, and (2) all right, title and interest in and to common stock issued will vest in the receiving director upon issuance.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders

The following table sets forth the number of shares of common stock beneficially owned as of April 15, 2014 by each person who is known by the Company to own beneficially more than five percent of outstanding Company common stock other than executive officers or directors of the Company, whose beneficial ownership is reflected in the Security Ownership of Directors and Executive Officers table below.  There were 18,475,347 shares of Company common stock outstanding on April 15, 2014.

Security Ownership of Principal Stockholders Table

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Bedford Oak Advisors, LLC 100 South Bedford Road Mt. Kisco, NY 10549	5,210,434 (1)	28.20%
GAMCO Investors, Inc. One Corporate Center Rye, NY 10580	2,405,028 (2)	13.02%
Frost Gamma Investments Trust 4400 Biscayne Blvd. Miami, FL 33137	1,325,017 (3)	7.17%

(1)
Based on a Schedule 13D/A filed jointly by Bedford Oak Advisors, LLC (“Bedford Oak”), Bedford Oak Capital, L.P. (“Capital”), Bedford Oak Acorn, L.P. (“Acorn”) and Mr. Eisen with the SEC on December 20, 2012, and updated for other information known to the Company, including various Form 4’s filed jointly by Bedford Oak, Capital and Mr. Eisen with the SEC through April 15, 2014. .  Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn and certain other private investment partnerships.  Does not include options to purchase 2,750,000 shares of Company common stock exercisable by Mr. Eisen within 60 days of April 15, 2014.  .  See Security Ownership of Directors and Executive Officers table below.

(2)
Based on a Schedule 13D/A filed jointly by Gabelli Funds, LLC, GGCP, Inc., GAMCO Investors, Inc., GAMCO Asset Management, Inc., MJG Associates, Inc., Teton Advisors and Mario J. Gabelli with the SEC on January 26, 2011.

(3)	Based on a Schedule 13G filed by Frost Gamma Investments Trust with the SEC on February 12, 2014.

Security Ownership of Directors and Executive Officers

The following table sets forth the beneficial ownership of Company outstanding common stock as of April 15, 2014 by each person who is a director or named executive officer of the Company as of such date, naming each such person, and all persons who are directors and executive officers of the Company as of such date, as a group.

Security Ownership of Directors and Executive Officers Table

Name	Amount and Nature of Beneficial Ownership		Percent of Class
Harvey P. Eisen	7,960,434	(1)	37.50%
Scott N. Greenberg	225,535	(2) (3)	1.21%
Lawrence G. Schafran	251,412	(3)	1.35%
Ira J. Sobotko	100,625	(4)	*
Peter M. Donovan	991,271	(5)	5.33%
Directors and executive officers as a group (5 persons) (6)	9,529,277		43.58%

* The number of shares owned is less than one percent of the outstanding shares.

(1)
Includes 5,210,434 shares of Company common stock beneficially owned by Bedford Oak, Capital and Acorn.  Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn.  See footnote 1 to Principal Stockholders table above.  Also includes 2,750,000 shares of Company common stock issuable upon the exercise of options that are exercisable by Mr. Eisen within 60 days of April 15, 2014.

(2)
Includes 4,000 shares of Company common stock held by members of Mr. Greenberg’s family, and 5,867 shares of Company common stock allocated to Mr. Greenberg’s account pursuant to the provisions of the GP Strategies Retirement Savings Plan.  Mr. Greenberg disclaims beneficial ownership of the 4,000 shares of Company common stock held by members of his family.

(3)
Includes 200,000 shares of Company common stock issuable to each of Messrs. Greenberg, and Schafran upon the exercise of options, all of which are exercisable by Messrs. Greenberg and Schafran within 60 days of April 15, 2014.

(4)
Includes 625 shares of Company common stock owned by Mr. Sobotko individually, and 100,000 shares of Company common stock issuable to Mr. Sobotko upon the exercise of options, all of which are currently exercisable.

(5)	Includes 110,771 RSUs, which vested on December 19, 2012 and 28,333 RSU’s, which vested on December 19, 2013 and are subject to post-vesting restrictions on sale through December 19, 2015.

(6)
Includes Messrs. Greenberg and Schafran, each of whom is currently a director of the Company, Messrs. Eisen and Donovan, each of whom is currently a director and a named executive officer of the Company, and Mr. Sobotko who is currently a named executive officer of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 with respect to shares of Company common stock that may be issued under existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, Restricted Stock Units and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	4,117,018	$2.31	6,882,982
Equity compensation plans not approved by security holders	―	―	―
Total	4,117,018	$2.31	6,882,982

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

Wright acts as an investment advisor, its subsidiary acts as a principal underwriter and several officers of Winthrop are officers for a family of mutual funds from which investment management and distribution fees are earned based on the net asset values of the respective funds.  Such fees amounted to $938,000 for the year ended December 31, 2013 and $28,000 from the date of the Company’s acquisition of Wright through December 31, 2012.

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

Using the objective and subjective independence criteria enumerated in the Nasdaq marketplace rules listing requirements and SEC rules, the Board of Directors has reviewed all relationships between each director and the Company and, based on this review, the Board of Directors has affirmatively determined that, in accordance with Nasdaq independence criteria, (i) Mr. Schafran is independent, (ii) Messrs. Eisen, Donovan and Greenberg are not independent.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for services rendered for 2013 and 2012 by EisnerAmper LLP, were as follows:

	2013	2012

Audit Fees (1)	$187,000	$157,000
Audit-Related Fees (2)	-	135,000

Total	$187,000	$292,000

(1)
Audit fees consisted principally of fees for the audit of the annual financial statements and reviews of the condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and review of proxy statement.

(2)	Consists of due diligence work incurred on potential acquisitions.

Policy on Pre-Approval of Services Provided by Independent Auditor

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of EisnerAmper LLP are subject to specific pre-approval policies.  In 2013 and 2012, all audit services and other services to be performed by EisnerAmper LLP require pre-approval by the Audit Committee in accordance with pre-approval policies established by the Board of Directors.  The procedures require that all proposed engagements of EisnerAmper LLP for services of any kind be directed to the Audit Committee prior to the beginning of any service.

All services provided by the independent registered public accounting firm for 2013 and 2012 were approved in advance by the Audit Committee of the Board of Directors.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Date: April 29, 2014	By:	/s/ IRA J. SOBOTKO
		Name:	Ira J. Sobotko
		Title:	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number		Description

31.1	*	Certification of Principal Executive Officer
31.2	*	Certification of Principal Financial Officer

*	Filed herewith