Form 10-Q
period 2014-03-31
Wright Investors Service Holdings, Inc.
filed 2014-05-13
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

As of May 12, 2014, there were 18,484,210 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.                       Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues
Investment management services	$689	$664
Other investment advisory services	628	687
Financial research and related data	155	163
	1,472	1,514
Expenses
Selling, general and administrative	2,291	2,521
	2,291	2,521

Operating loss	(819)	(1,007)

Investment and other income, net	10	29

Gain on sale of investment in MXL	719	-

Change in fair value of contingent consideration	(26)	(35)
Loss from continuing operations before income taxes	(116)	(1,013)

Income tax expense	(9)	(3)
Loss from continuing operations	(125)	(1,016)

Loss from discontinued operations, net of taxes	-	(266)

Net loss	$(125)	$(1,282)

Basic and diluted loss per share
Continuing operations	$(0.01)	$(0.06)
Discontinued operations	-	(0.01)
Net loss	$(0.01)	$(0.07)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2014	2013
Assets	(unaudited)
Current assets
Cash and cash equivalents	$12,636	$12,566
Short-term investments	136	132
Accounts receivable, net	356	322
Refundable and prepaid income taxes	33	16
Prepaid expenses and other current assets	266	393

Total current assets	13,427	13,429

Property and equipment, net	43	49
Intangible assets, net	3,759	3,918
Goodwill	3,364	3,364
Investment in undeveloped land	355	355
Other assets	50	325
Total assets	$20,998	$21,440

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$999	$1,402
Deferred revenue	7	14
Current portion of officers retirement bonus liability	100	100
Total current liabilities	1,106	1,516

Liability for contingent consideration	532	506

Officers retirement bonus liability, net of current portion	797	802
Total liabilities	2,435	2,824

Stockholders’ equity
Common stock	190	190
Additional paid-in capital	33,183	33,111
Accumulated deficit	(13,451)	(13,326)
Treasury stock, at cost	(1,359)	(1,359)
Total stockholders' equity	18,563	18,616
Total liabilities and stockholders’ equity	$20,998	$21,440

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities

Net loss	$(125)	$(1,282)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on sale of investment in MXL	(719)	-
Depreciation and amortization	165	164
Change in liability for contingent consideration	26	35
Equity based compensation, including issuance of stock to directors	72	95
Changes in other operating items, net :
Accounts receivable	(34)	30
Short-term investments	(4)	(15)
Deferred revenue	(7)	(16)
Officers retirement bonus	(5)	5
Refundable and prepaid income taxes	(17)	6
Prepaid expenses and other current assets	127	15
Accounts payable and accrued expenses	(403)	115
Net cash used in operating activities	(924)	(848)

Cash flows from investing activities
Proceeds from sale of investment in MXL	994	-
Additions to property and equipment	-	(1)
Net cash provided by (used in) investing activities	994	(1)

Net increase (decrease) in cash and cash equivalents	70	(849)
Cash and cash equivalents at the beginning of the period	12,566	18,883
Cash and cash equivalents at the end of the period	$12,636	$18,034

Supplemental disclosures of cash flow information
Net cash paid during the period for
Income taxes	$23	$3

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2014
(unaudited)
(in thousands, except per share data)
						Total
			Additional		Treasury	stock-
	Common stock		paid -in	Accumulated	stock , at	holders
	shares	amount	capital	deficit	cost	equity

Balance at December 31, 2013	19,040,416	$190	$33,111	$(13,326)	$(1,359)	$18,616
Net loss	-	-	-	(125)	-	(125)
Equity based compensation expense	-	-	72	-	-	72

Balance at March 31, 2014	19,040,416	$190	$33,183	$(13,451)	$(1,359)	$18,563

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2014 and 2013

(unaudited)

1.	Basis of presentation and description of activities

 Basis of presentation

The accompanying interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The information and note disclosures normally included in complete financial statements have been condensed or omitted pursuant to such rules and regulations.  The Condensed Consolidated Balance Sheet as of December 31, 2013 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2014 interim period are not necessarily indicative of results to be expected for the entire year.

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

On December 19, 2012 (the “Closing Date”), the Company, completed the acquisition of The Winthrop Corporation, a Connecticut corporation (“Winthrop”) pursuant to that certain  Agreement and Plan of Merger (the “Merger Agreement”) dated June 18, 2012. Winthrop, through its wholly-owned subsidiaries Wright Investors’ Service, Inc. (“Wright”), Wright Investors’ Service Distributors, Inc. (“WISDI”) and Wright’s wholly-owned subsidiary, Wright Private Asset Management, LLC (“WPAM”) (collectively, the “Wright Companies”), offers investment management services,  financial advisory services and investment research to large and small investors, both taxable and tax exempt.  WISDI is a registered broker dealer with the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the Securities and Exchange Commission.  In accordance with the Merger Agreement, a wholly-owned newly formed subsidiary of the Company, was merged with and into Winthrop and Winthrop became a wholly-owned subsidiary of the Company (see Note 2).

As a result of the completion of the Merger described above, the Company is no longer a “shell company” and substantially all of the Company’s business operations are carried out through Winthrop and its subsidiaries, the Wright Companies.

Reclassification

The Company has reclassified $260,000 of legal expenses incurred in the quarter ended March 31, 2013 related to Merit litigation (See Note 12 (a)) from continuing operations to discontinued operations consistent with the presentation for the year ended December 31, 2013.

2.	Liability for Contingent Consideration

In connection with the Company’s acquisition of Winthrop on December 19, 2012, the Company has agreed to pay contingent consideration in cash to a holder of Winthrop common stock who received 852,228 shares of Company Common Stock to the extent that such shares have a value of less than $1,900,000 on the expiration of the three year period based on the average closing price of the Company’s Common Stock for the ten trading days prior to such date.

A liability was recognized for an estimate of the acquisition date fair value of the acquisition-related contingent consideration which may be paid.  The fair value was calculated by applying a lattice model, which takes into account the potential for the Company’s stock price per share being less than $2.23 per share at the end of the 3 year lock-up period.  The fair value measurement is based on significant unobservable inputs that are supported by little market activity and reflect the Company’s own assumptions.  Key assumptions include expected volatility (50%) in the Company’s common stock and the risk free interest rate (0.36%) during the above period.  Changes in the fair value of the contingent consideration subsequent to the acquisition date are being recognized in earnings until the liability is eliminated or settled. The fair value of the liability was $532,000 on March 31, 2014.  The Company recognized an expense of $25,000 and $35,000, respectively, for the change in the value for the period ended March 31, 2014 and 2013.

3.	Sale of MXL investment

At December 31, 2013, the Company held a 19.9% equity investment in a privately-held company, MXL, which is engaged in the plastic molding and precision coating businesses. At December 31, 2013, this investment was included in other assets at cost of $275,000.

On February 3, 2014 the privately-held company exercised its right to purchase the Company’s 19.9% interest.  The Company received $994,000 for its 19.9% interest on March 26, 2014, resulting in a gain of $719,000.

4.	Per share data

Loss per share for the three months ended March 31, 2014 and 2013 respectively, is calculated based on 19,081,000 and 18,950,000 weighted average outstanding shares of common stock.  Included in these share numbers are vested RSUs of 608,526 and 479,280 for the quarters ended March 31, 2014 and 2013, respectively.

Options for 3,250,000 and 3,300,000 shares of common stock for the quarters ended March 31, 2014 and 2013, respectively and unvested RSUs for 258,492 and 387,738 shares of common stock, respectively, for the quarters ended March 31, 2014 and 2013 were not included in the diluted computation as their effect would be anti-dilutive since the Company has losses from continuing operations for both periods.

5.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At March 31, 2014 the Company had repurchased 1,791,821 shares of its common stock and a total of 3,208,179 shares, remained available for repurchase at March 31, 2014.

6.	Short-term investments:

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

The following is a summary of current trading marketable securities at March 31, 2014 (in thousands):

	Cost	Unrealized Gains	Estimated Fair Value
Mutual funds	$91	$45	$136
	$91	$45	$136

7.	Incentive stock plans and stock based compensation

The Company has a stock-based compensation plan for employees and non-employee members of its Board of Directors. The plan provides for discretionary grants of stock options, restricted shares, and other stock-based awards. The Company’s plan is administered by the Compensation Committee of the Board of Directors, which consists solely of non-employee directors. No stock options were granted during the three months ended March 31, 2014.

Information with respect to the Company’s outstanding stock options for the three months ended March 31, 2014 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	3,250,000	$2.31	3.6	$0	*
Options outstanding at March 31, 2014	3,250,000	$2.31	3.4	$177,000	*
Options exercisable at March 31, 2014	3,250,000	$2.31	3.4	$177,000	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Compensation expense related to option grants amounted to $0 and $20,000 for the quarters ended March 31, 2014 and 2013, respectively.   As of March 31, 2014, there was no additional unrecognized compensation cost related to non-vested options.

Restricted stock units

As a result of the Winthrop acquisition, the Company issued a total of 867,018 RSUs to be settled in shares of Company common stock as follows:

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

b)
370,000 RSUs were granted to four key executives, which vest  equally over three years, with the first third vesting one year from the Closing Date.  The RSUs are valued based on the closing price of the Company’s common stock on the Closing Date of $2.52, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $69,000 for the quarters ended March 31, 2014 and 2013 related to these RSUs. As of March 31, 2014, the total unrecognized compensation expense related to these unvested RSUs is $460,000, which will be recognized over the remaining vesting period of approximately 2 years.

c)
17,738 RSUs were granted to certain employees of the Company on February 4, 2013, which vest equally over three years, with the first third vesting on February 4, 2014.  The RSUs are valued based on the closing price of the Company’s common stock on February 4, 2013 of $2.40, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $3,000 and $2,000, respectively, for the quarters ended March 31, 2014 and 2013 related to these RSUs. As of March 31, 2014, the total unrecognized compensation expense related to these unvested RSUs is $24,000, which will be recognized over the remaining vesting period of approximately 2 years.

8.	Intangible Assets

At March 31, 2014, intangible assets subject to amortization which were recorded in connection with the acquisition of Winthrop consisted of the following (in thousands):

Intangible	Estimated useful life	Gross carrying amount	Accumulated Amortization	Net carrying amount

Investment management and Advisory Contracts	9 years	$3,181	$453	$2,728
Trademarks	10 years	433	55	378
Proprietary software and technology	4 years	960	307	653
		$4,574	$815	$3,759

For the period ended March 31, 2014 amortization expense was $159,000. Estimated amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Year ending December 31,
2014 (remainder)	$477
2015	637
2016	630
2017	397
2018	397
2019-2023	1,221
$3,759

9.	Related party transactions

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

On October 31, 2012, the Company’s Audit Committee approved an increase to approximately $40,700 per month (effective as of September 1, 2012) in the monthly sublease and administrative support services rate, which increased rate the Company believes is necessary to provide for the increased personnel and space requirements necessary for an operating company.    Selling general and administrative expenses for the three months ended March 31, 2014 and 2013, includes $122,000 related to the sublease arrangement with Bedford Oak.

On May 13, 2014, the Company’s Audit Committee approved a decrease to approximately $27,600 per month (effective as of June 1, 2014) in the monthly sublease and administrative support services rate, which decreased rate is part of the Company’s effort to control and reduce costs.

Wright acts as an investment advisor, its subsidiary acts as a principal underwriter and one officer of Winthrop is also an officer for a family of mutual funds from which investment management and distribution fees are earned based on the net asset values of the respective funds.  Such fees amounted to $206,000 and $259,000 for the three months ended March 31, 2014 and March 31, 2013, respectively.

10.	Income taxes

For the three months ended March 31, 2014 and 2013, the Company recorded income tax expense from continuing operations of $9,000 and $3,000, respectively, which represents minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss from continuing operations for the three months ended March 31, 2014 and 2013, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss.

11.	Retirement plans

Winthrop maintains an officer retirement bonus plan (the “Bonus Plan”) that is an unfunded deferred compensation program providing retirement benefits equal to 10% of annual compensation, as defined, to those officers upon their retirement.   Effective December 1, 1999, the Plan was frozen so that no additional benefits will be earned.  The total obligation under the Bonus Plan at March 31, 2014 is $1,688,000, of which $100,000 is estimated to be payable over the next twelve months.  The liability is payable to individual retired employees at the rate of $50,000 per year in equal monthly amounts commencing upon retirement.  The liability was recorded at $885,000 at the date of acquisition, representing its estimated fair value computed based on its present value, utilizing a discount rate of 14%, which was estimated to be the acquired company’s weighted average cost of capital on such date from the perspective of a market participant.  The calculated discount of $945,000 at the date of acquisition is being amortized as interest expense over the period the obligation is outstanding by use of the effective interest method.  For the three months ended March 31, 2014 and 2013, interest expense, (included in investment and other income) amounted to $20,000 and $30,000, respectively. At March 31, 2014, the present value of the obligation under the Bonus Plan was $897,000, and the unamortized discount was $791,000.

12.	Contingencies and other

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

As a result of entering into the Settlement Agreement, during the third quarter ended September 30, 2013, the Company recorded a loss in discontinued operations of $2,375,000 in connection with the Avoidance Action.  In April 2014, the Company agreed to a settlement of its insurance claim related to this matter, and will receive a net payment of $525,000, which will be recorded as income in discontinued operations during the second quarter of 2014.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 27, 2014.

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

Results of Operations

Assets Under Management (AUM)

Winthrop earns revenue primarily by charging fees based upon AUM.  At March 31, 2014, AUM was $1.40 billion, as compared to $1.39 billion at December 31, 2013.  The change in AUM was due to deposits of $38 million and increased market value of $17 million, offset by redemptions and withdrawals of $49 million.

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

For the three months ended March 31, 2014, the Company had a loss from continuing operations before income taxes of $116,000 compared to a loss from continuing operations before income taxes of $1,013,000 for the three months ended March 31, 2013.   The reduced loss of $897,000 was primarily the result of the $719,000 gain realized on the sale of the Company’s 19.9% interest in MXL in March 2014.  In addition,  there were reduced  General and administrative expenses at the corporate level of $115,000 as a result of reduced personnel costs of $50,000 and reduced professional fees.  Included in the loss incurred for the quarters ended March 31, 2014 and 2013, respectively,  for Winthrop are amortization of intangibles of $159,000 and $159,000 , amortization of stay and retention bonuses of $34,000 and $34,000 and compensation expense of $73,000 and $71,000 related to RSU’s issued to Winthrop employees.

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

Revenue from Investment Management Services was $689,000 and $664,000 for the quarters ended March 31, 2014 and 2013, respectively. Within this category, Winthrop primarily bills clients based on AUM values as of calendar quarters.  Revenues are primarily from fees from; (i) Taft-Hartley clients, (ii) Personal Investment Managed Accounts, (iii) and other client serviced accounts.  The increased revenue of $25,000 was attributable to increased AUM of $12,000,000 within the Personal Managed Accounts, which maintains a higher fee structure than the Taft-Hartley business, which business had reduced AUM for the comparable periods of $12,000,000.

Revenue from Other investment advisory services was $628,000 and $687,000 for the quarters ended March 31, 2014 and 2013, respectively.   The decreased revenues were due to reduced AUM of approximately $32,000,000 for the comparable periods.  Other investment advisory service revenue includes: (i) revenue from Mutual Funds; (ii) fees from services provided to Bank Trust Departments; and (iii) investment income.  Revenue from Mutual Funds includes distribution fees for both Winthrop-sponsored mutual funds as well as other mutual funds and investment management fees from Winthrop-sponsored mutual funds.

Revenue from the sale of Financial research information and related data was $155,000 and $163,000 for the quarter ended March 31, 2014 and 2013, respectively.  Revenues are also derived from the distribution of investment research directly and through several third parties who act as distributors of such research content.  The fees paid by the end client are divided between Winthrop and the distributor.  Existing agreements in place with third party distributors, primarily Thomson Reuters, allow for the renegotiation of the revenue split, which could result in a decline in revenue to Winthrop.   In addition, the underlying data we utilize to produce our financial research and related data is primarily obtained from a third-party, Worldscope, at no cost to us.  However in June 2014, the Company will have to start paying for updates to the data (at most favored vendor cost) and in 2024 such agreement will terminate.  The revised terms of such agreement, which are currently being negotiated may alter our ability to produce investment research on favorable terms and may cause our revenue from the sale of such research products to decline.

Selling, general and administrative expenses

For the three months ended March 31, 2014 selling, general and administrative expenses were $2,291,000 as compared to $2,521,000 for the quarter ended March 31, 2013.  The reduced selling, general and administrative expenses of $230,000 was the result reduced expenses at the corporate level of $415,000, primarily due to  reduced personnel costs of $50,000 and reduced professional fees.   In addition, Winthrop had reduced selling, general and administrative expenses of $75,000 for the quarter ended March 31, 2014.  Winthrop’s selling, general and administrative expenses are primarily comprised of personnel related costs.   Included in Winthrop’s selling, general and administrative expenses are the following; (i) amortization of intangibles of $159,000 for the quarters ended March 31, 2014 and 2013, (ii) amortization of stay and retention bonuses of $34,000 for the quarters ended March 31, 2014 and 2013 and (iii) compensation expense of $73,000 and $71,000 related to RSU’s issued to Winthrop employees for the quarters ended March 31, 2014 and 2013, respectively.

Income taxes

 For the three months ended March 31, 2014 and 2013, the Company recorded income tax expense from continuing operations of $9,000 and $3,000, respectively, which represents minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss from continuing operations for the three months ended March 31, 2014 and 2013, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss.

Discontinued operation

The Company has reclassified $260,000 of legal expenses incurred in the quarter ended March 31, 2013 from continuing operations to discontinued operations consistent with the presentation for the year ended December 31, 2013.

 Other Assets

The Company owns certain non-strategic assets, including interests in land and flowage rights in undeveloped property in Killingly, Connecticut.  The Company had a 19.9% interest in MXL carried at its cost of $275,000 under ASC 325, Investments- Other. On February 3, 2014 MXL exercised its right to purchase the Company’s 19.9% interest.  The Company received $994,000 for its 19.9% interest on March 26, 2014, resulting in a gain of $719,000.

The Company monitors these investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records impairments in carrying values when necessary.

Financial condition

Liquidity and Capital Resources

At March 31, 2014, the Company had cash and cash equivalents totaling $12,636,000, which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s operating activities.

The increase in cash and cash equivalents of $70,000 for the quarter ended March 31, 2014 was the result of proceeds from investing activities of $994,000 related to the sale of the Company’s 19.9% interest in MXL, offset by $924,000 used in operations.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances of Equity Securities

None

Purchases of Equity Securities

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased, and on March 29, 2011 the Company’s Board of Directors authorized an increase of an additional 1,000,000 shares to be repurchased. At March 31, 2012, the Company had repurchased 1,791,821 shares of its common stock and, a total of 3,208,179 shares remained available for repurchase.   There were no common stock repurchases made by or on behalf of the Company during the quarter ended March 31, 2014.

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Date: May 13, 2014	/s/ HARVEY P. EISEN
Name: Harvey P. Eisen
Title: Chairman of the Board and Chief Executive Officer

Date: May 13, 2014	/s/ IRA J. SOBOTKO
Name: Ira J. Sobotko
Title: Vice President, Chief Financial Officer