Form 10-Q
period 2014-09-30
Wright Investors Service Holdings, Inc.
filed 2014-11-12
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

As of November 4, 2014, there were  18,494,129 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.                  Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Investment management services	$647	$659	$1,974	$1,991
Other investment advisory services	664	648	1,952	2,050
Financial research and related data	155	160	449	437
	1,466	1,467	4,375	4,478
Expenses
Selling, general and administrative	2,282	2,493	6,884	7,254
	2,282	2,493	6,884	7,254

Operating loss	(816)	(1,026)	(2,509)	(2,776)
Investment and other expense, net	(22)	(56)	(37)	(148)
Gain on sale of investment in MXL	-	-	719	-
Change in fair value of liability for contingent consideration	(27)	9	(109)	(79)
Loss from continuing operations before income taxes	(865)	(1,073)	(1,936)	(3,003)
Income tax benefit	54	1	115	2
Loss from continuing operations	(811)	(1,072)	(1,821)	(3,001)

Income (loss) from discontinued operations, net of taxes (Note 12 (a))	-	(207)	315	(2,961)

Net loss	$(811)	$(1,279)	$(1,506)	$(5,962)

Basic and diluted (loss) income per share
Continuing operations	$(0.04)	$(0.06)	$(0.10)	$(0.16)
Discontinued operations	-	(0.01)	0.02	(0.15)
Net loss	$(0.04)	$(0.07)	$(0.08)	$(0.31)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2014	2013
Assets	(unaudited)
Current assets
Cash and cash equivalents	$11,930	$12,566
Short-term investments	146	132
Accounts receivable,net	362	322
Refundable and prepaid income taxes	21	16
Prepaid expenses and other current assets	458	393
Total current assets	12,917	13,429
Property and equipment, net	34	49
Intangible assets, net	3,441	3,918
Goodwill	3,364	3,364
Investment in undeveloped land	355	355
Other assets	107	325
Total assets	$20,218	$21,440

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,352	$1,402
Deferred revenue	13	14
Current portion of officers retirement bonus liability	101	100
Total current liabilities	1,466	1,516

Liability for contingent consideration	615	506
Officers retirement bonus liability, net of current portion	780	802
Total liabilities	2,861	2,824

Stockholders’ equity
Common stock	190	190
Additional paid-in capital	33,358	33,111
Accumulated deficit	(14,832)	(13,326)
Treasury stock, at cost	(1,359)	(1,359)
Total stockholders' equity	17,357	18,616
Total liabilities and stockholders’ equity	$20,218	$21,440

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities

Net loss	$(1,506)	$(5,962)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	492	497
Change in liability for contingent consideration	109	79
Equity based compensation, including issuance of stock to directors	247	244
Gain on sale of investment in MXL	(719)	-
Changes in other operating items:
Accounts receivable	(40)	140
Investment securities	(14)	50
Deferred revenue	(1)	8
Officers retirement bonus liability	(21)	16
Refundable and prepaid income taxes	(5)	6
Income tax payable	-	(227)
Prepaid expenses and other current assets	(122)	(152)
Settlement payable	-	2,375
Accounts payable and accrued expenses	(50)	(128)
Net cash used in operating activities	(1,630)	(3,054)

Cash flows from investing activities
Proceeds from sale of investment in MXL	994	-
Additions to property and equipment	-	(6)
Net cash provided by (used in) investing activities	994	(6)

Net decrease in cash and cash equivalents	(636)	(3,060)
Cash and cash equivalents at the beginning of the period	12,566	18,883
Cash and cash equivalents at the end of the period	$11,930	$15,823

Supplemental disclosures of cash flow information
Net cash paid during the period for
Income taxes	$23	$13

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2014

(in thousands, except per share data)

						Total
			Additional		Treasury	stock-
	Common stock		paid -in	Accumulated	stock , at	holders
	shares	amount	capital	deficit	cost	equity

Balance at December 31, 2013	19,040,416	$190	$33,111	$(13,326)	$(1,359)	$18,616
Net loss	-	-	-	(1,506)	-	(1,506)
Equity based compensation expense	-	-	221	-	-	221
Issuance of stock to directors	13,752	-	26	-	-	26

Balance at September 30, 2014	19,054,168	$190	$33,358	$(14,832)	$(1,359)	$17,357

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2014 and 2013

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

A liability was recognized for an estimate of the acquisition date fair value of the acquisition-related contingent consideration which may be paid.  The fair value was calculated by applying a lattice model, which takes into account the potential for the Company’s stock price per share being less than $2.23 per share at the end of the 3 year lock-up period.  The fair value measurement is based on significant unobservable inputs that are supported by little market activity and reflect the Company’s own assumptions.  Key assumptions include expected volatility (50%) in the Company’s common stock and the risk free interest rate (0.38%) during the above period.  Changes in the fair value of the contingent consideration subsequent to the acquisition date are being recognized in earnings until the liability is eliminated or settled. The fair value of the liability was $615,000 on September 30, 2014.  The Company recognized income (expense) of ($27,000) and ($109,000), respectively, for the change in the value for the quarter and nine months ended September 30, 2014 as compared to $9,000 and ($79,000), respectively, for the quarter and nine months ended September 30, 2013.

3.	Sale of MXL investment

At December 31, 2013, the Company held a 19.9% equity investment in a privately-held company, MXL, which is engaged in the plastic molding and precision coating businesses. At December 31, 2013, this investment was included in other assets at cost of $275,000.

On February 3, 2014, MXL exercised its right to purchase the Company’s 19.9% interest.  The Company received $994,000 for its 19.9% interest on March 26, 2014, resulting in a gain of $719,000 for the nine months ended September 30, 2014.

4.	Per share data

Loss per share for the three months ended September 30, 2014 and 2013 respectively, is calculated based on 19,096,000 and 18,953,000 weighted average outstanding shares of common stock. Included in the share number are vested Restricted Stock Units (“RSUs”) of 608,526 and 479,280 for the three months ended September 30, 2014 and 2013, respectively.

Loss per share for the nine months ended September 30, 2014 and 2013 respectively, is calculated based on 19,089,000 and 18,951,000 weighted average outstanding shares of common stock. Included in the share number are vested RSUs of 607,343 and 479,280 for the nine months ended September 30, 2014 and 2013, respectively.

Options for 3,250,000 shares of common stock for the quarter and nine months ended September 30, 2014 and 2013, and unvested RSUs for 286,256 and 387,738 shares of common stock, respectively, for the quarter and nine months ended September 30, 2014 and 2013 were not included in the diluted computation as their effect would be anti-dilutive since the Company has losses from continuing operations for both periods.

5.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At September 30, 2014, the Company had repurchased 1,791,821 shares of its common stock and a total of 3,208,179 shares, remained available for repurchase at September 30, 2014.

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

Short-term investments, which consist of mutual funds managed by a subsidiary of Winthrop, are stated at the net asset value of the funds or the year-end closing price of the underlying security (Level 1) and are accounted for as trading securities with unrealized gain or loss included in the Statement of Operations.

The following is a summary of current short-term investments at September 30, 2014 (in thousands):

	September 30, 2014
	Cost	Unrealized Gains	Estimated Fair Value

Mutual funds	$114	$32	$146
	$114	$32	$146

7.	Incentive stock plans and stock based compensation

The Company has a stock-based compensation plan for employees and non-employee members of its Board of Directors. The plan provides for discretionary grants of stock options, restricted shares, and other stock-based awards. The Company’s plan is administered by the Compensation Committee of the Board of Directors, which consists solely of non-employee directors. No stock options were granted during the nine months ended September 30, 2014.

Information with respect to the Company’s outstanding stock options for the nine months ended September 30, 2014 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	3,250,000	$2.31	3.6	$0	*
Options outstanding at September 30, 2014	3,250,000	$2.31	2.8	$171,000	*
Options exercisable at September 30, 2014	3,250,000	$2.31	2.8	$171,000	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Compensation expense related to option grants amounted to $0 for the quarter and nine months ended September 30, 2014 and $0 and $20,000 for the quarter and nine months ended September 30, 2013, respectively.    As of September 30, 2014, there was no additional unrecognized compensation cost related to non-vested options.

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

b)
370,000 RSUs were granted to four key executives, which vest  equally over three years, with the first third vesting one year from the Closing Date.  The RSUs are valued based on the closing price of the Company’s common stock on the Closing Date of $2.52, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $69,000 and $208,000, respectively, for the quarters and nine months ended September 30, 2014 and 2013 related to these RSUs. The total unrecognized compensation expense related to these unvested RSUs at September 30, 2014 is $322,000, which will be recognized over the remaining vesting period of approximately 1.5 years.

c)
17,738 RSUs were granted to certain employees of the Company on February 4, 2013, which vest equally over three years, with the first third vesting on February 4, 2014.  At September 30, 2014, 14,384 of the RSUs were still outstanding.  The RSUs are valued based on the closing price of the Company’s common stock on February 4, 2013 of $2.40, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $3,000 and $8,000, respectively, for the quarter and nine months ended September 30, 2014 and $3,000 and $9,000, respectively, for the quarter and nine months ended September 30, 2013, related to these RSUs. The total unrecognized compensation expense related to these unvested RSUs at September 30, 2014 is $14,000, which will be recognized over the remaining vesting period of approximately 1.5 years.

On June 10, 2014, 30,000 RSUs were granted to an employee which will vest on the third anniversary of the individual’semployment, assuming the individual is still employed at that time.   The RSUs are valued based on the closing price of the Company’s common stock on June 10, 2014 of $1.90.  The Company recorded compensation expense of $4,000 and $5,000 for the quarter and nine months ended September 30, 2014, respectively, related to these RSUs. The total unrecognized compensation expense related to these unvested RSUs at September 30, 2014 is $51,000, which will be recognized over the remaining vesting period of approximately 2.75 years.

8.	Intangible Assets

At September 30, 2014, intangible assets subject to amortization which were recorded in connection with the acquisition of Winthrop consisted of the following (in thousands):

Intangible	Estimated useful life	Gross carrying amount	Accumulated Amortization	Net carrying amount

Investment management and Advisory Contracts	9 years	$3,181	$629	$2,552
Trademarks	10 years	433	77	356
Proprietary software and technology	4 years	960	427	533
		$4,574	$1,133	$3,441

For the nine months ended September 30, 2014 and 2013 amortization expense was $478,000 each period. Estimated amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Year ending December 31,
2014 (remainder)	$159
2015	637
2016	630
2017	397
2018	397
2019-2023	1,221
$3,441

9.	Related party transactions

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

On May 13, 2014, the Company’s Audit Committee approved a decrease to approximately $27,600 per month (effective as of June 1, 2014) in the monthly sublease and administrative support services rate, which decreased rate is part of the Company’s effort to control and reduce costs.  Selling general and administrative expenses for the nine  months ended September 30, 2014 and 2013, includes $314,000 and $366,000, respectively, and for the three months ended September 30, 2014 and September 30, 2013 includes $83,000  and $122,000, respectively, related to the sublease arrangement with Bedford Oak. See Note 12 (c) for a description and the terms of the Company’s recent sublease transaction for its new corporate headquarters.

Wright acts as an investment advisor, its subsidiary acts as a principal underwriter and one officer of Winthrop is also an officer for a family of mutual funds from which investment management and distribution fees are earned based on the net asset values of the respective funds.   Such fees, which are included in Other investment advisory services, amounted to $ 213,000 and $639,000 for the three and nine months ended September 30, 2014, respectively, and $231,000 and $742,000 for the three and nine months ended September 30, 2013, respectively.

10.	Income taxes

For the three and nine months ended September 30, 2014, the Company recorded an income tax benefit from continuing operations of $54,000 and $115,000, respectively, which represents a combined federal and state benefit of $65,000 and $145,000, respectively, (based on the estimated annual effective tax rate) utilizing the loss from continuing operations against income from discontinued operations, offset by minimum state taxes of $11,000 and $30,000, respectively. In addition, for the nine months ended September 30, 2014, the Company recorded income tax expense of $210,000 attributable to income from discontinued operations.  For the three and nine months ended September 30, 2013, the income tax expense related to continuing operations of $1,000 and $2,000, respectively, substantially represents minimum state income taxes net of a reduction in the liability for uncertain tax positions due to a settlement with the Internal Revenue Service over its tax examination of the Company’s 2009 and 2010 tax returns. The settlement with the Internal Revenue Service occurred in April 2013.

No tax benefit has been recorded in relation to the pre-tax loss from continuing operations for the three and nine months ended September 30, 2014 in excess of the amount utilized to offset income from discontinued operations or for the pre-tax loss from continuing operations for the three and nine month periods ended September 30, 2013, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss.

11.	Retirement plans

Winthrop maintains an officer retirement bonus plan (the “Bonus Plan”) that is an unfunded deferred compensation program providing retirement benefits equal to 10% of annual compensation, as defined, to those officers upon their retirement.   Effective December 1, 1999, the Plan was frozen so that no additional benefits will be earned.  The total obligation under the Bonus Plan at September 30, 2014 is $881,000, of which $101,000 is estimated to be payable over the next twelve months.  The liability is payable to individual retired employees at the rate of $50,000 per year in equal monthly amounts commencing upon retirement.  The liability was recorded at $885,000 at the date of acquisition, representing its estimated fair value computed based on its present value, utilizing a discount rate of 14%, which was estimated to be the acquired company’s weighted average cost of capital on such date from the perspective of a market participant.  The calculated discount of $945,000 at the date of acquisition is being amortized as interest expense over the period the obligation is outstanding by use of the effective interest method.  For the three and nine months ended September 30, 2014, interest expense, (included in investment and other expense, net) amounted to $24,000 and $69,000, respectively. For the three and nine months ended September 30, 2013, interest expense (included in investment and other expense, net) amounted to $30,000 and $91,000, respectively.  At September 30, 2014, the present value of the obligation under the Bonus Plan was $881,000, and the unamortized discount was $832,000.

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

(c)
On July 1, 2014, Winthrop, pursuant to the terms of its Milford facility lease, gave eight months’ notice to their landlord to terminate their lease in Milford, Connecticut.  In August 2014, the Company entered into a five year sublease in Greenwich, Connecticut for 10,000 square feet.  The current annual rent for the new sublease, which expires on September 30, 2019,  is $230,000, subject to 3% annual increases.  The Company also intends to move their corporate office from Mount Kisco, New York to the new Greenwich, Connecticut facility, which would result in a consolidation of the Company’s corporate headquarters to Greenwich, Connecticut.

(d)
On September 26, 2014, the Connecticut Department of Energy and Environmental Protection (“DEEP”) issued two Orders requiring the investigation and repair of two dams in which the Company and its subsidiaries have certain ownership interests.  The first Order requires that the Company investigate and make specified repairs to the ACME Pond Dam located in Killingly, Connecticut.  The second Order, as subsequently revised by DEEP on October 10, 2014, requires that the Company investigate and make specified repairs to the Killingly Pond Dam located in Killingly, Connecticut.  The Company has administratively appealed and contested the allegations in both Orders.  As the administrative appeal of both Orders is in its early stages, it is not possible at this time to evaluate the likelihood of, or to estimate the range of loss from, an unfavorable outcome.

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

Results of Operations

Assets Under Management (AUM)

Winthrop earns revenue primarily by charging fees based upon AUM.  At September 30, 2014, AUM was $1.42 billion, as compared to $1.39 billion at December 31, 2013.  The change in AUM was due to deposits of $178 million and increased market value of $34 million, offset by redemptions and withdrawals of $182 million.

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

For the three months ended September 30, 2014, the Company had a loss from continuing operations before income taxes of $865,000 compared to a loss from continuing operations before income taxes of $1,073,000 for the three months ended September 30, 2013.   The reduced loss of $208,000 was primarily the result of reduced Selling, general and administrative expenses of $211,000.   Included in the loss incurred for the three months  ended September 30, 2014 and 2013, respectively,  for Winthrop are  intangibles of $159,000 and $159,000, stay and retention bonuses of $34,000 and $34,000 and compensation expense of $74,000 and $73,000 related to RSU’s issued to Winthrop employees.

Selling, general and administrative expenses

For the three months ended September 30, 2014 selling, general and administrative expenses were $2,282,000 as compared to $2,493,000 for the three months ended September 30, 2013.  The reduced Selling, general and administrative expenses of $211,000 was the result of decreased expenses of $81,000 at the corporate level and $130,000 at Winthrop for the three months ended September 30, 2014.

The decrease at Winthrop was primarily the result of reduced personnel costs of $51,000 and reduced facility costs of $45,000.  The reduced costs at the corporate level are primarily the result of reduced personal and facility costs. Winthrop’s selling, general and administrative expenses are primarily comprised of personnel related costs.   Included in Winthrop’s Selling, general and administrative expenses are the following; (i) amortization of intangibles of $159,000 for the quarters ended September 30, 2014 and 2013, (ii)  stay and retention bonuses of $34,000 for the quarters ended September 30, 2014 and 2013 and (iii) compensation expense of $75,000 and $73,000 related to RSU’s issued to Winthrop employees for the three months ended September 30, 2014 and 2013, respectively.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

For the nine months ended September 30, 2014, the Company had a loss from continuing operations before income taxes of $1,936,000 compared to a loss from continuing operations before income taxes of $3,003,000 for the nine months ended September 30, 2013.  The reduced loss of $1,067,000 was primarily the result of the $719,000 gain realized on the sale of the Company’s 19.9% interest in MXL in March 2014.     In addition, there were reduced  Selling, general and administrative expenses at the corporate level of $169,000, as well as reduced Selling, general and administrative expenses  of $201,000 at Winthrop, which were partially offset by reduced revenue at Winthrop of $103,000.  Included in the loss incurred for the nine months  ended September 30, 2014 and 2013 for Winthrop are amortization of intangibles of $478,000 and $478,000,  stay and retention bonuses of $101,000 and $101,000  and compensation expense of $221,000 and  $217,000 related to RSU’s issued to Winthrop employees, respectively.

Selling, general and administrative expenses

For the nine months ended September 30, 2014, Selling, general and administrative expenses were $6,884,000 as compared to $7,254,000 for the nine months ended September 30, 2013.  The reduced Selling, general and administrative expenses of $370,000 were the result of reduced expenses at the corporate level of $168,000, primarily as a result of reduced personnel costs of $131,000 and reduced facility costs of $19,000.  In addition, Winthrop had reduced Selling, general and administrative expenses of $201,000, primarily as a result of reduced personnel costs of $116,000 and reduced facility related costs of $158,000, partially offset by increased data and information related costs.  Winthrop’s Selling, general and administrative expenses are primarily comprised of personnel related costs. Included in Winthrop’s Selling, general and administrative expenses for the nine months  ended September 30, 2014 and 2013  are amortization of intangibles of $478,000 and $478,000,  stay and retention bonuses of $101,000 and $101,000  and compensation expense of $221,000 and  $221,000 related to RSU’s issued to Winthrop employees, respectively.

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

Revenue from Investment Management Services was $647,000 and $1,974,000 for the quarter and nine months ended September 30, 2014, respectively, as compared to $659,000 and $1,991,000 for the quarter and nine months ended September 30, 2013, respectively.  The reduced revenue is due to reduced AUM from the comparable periods in 2013.  Within this category, Winthrop primarily bills clients based on AUM values as of calendar quarters.  Revenues are primarily from fees from; (i) Taft-Hartley clients, (ii) Personal Investment Managed Accounts, (iii) and other client serviced accounts.

Revenue from Other investment advisory services was $664,000 and $1,952,000 for the quarter and nine months ended September 30, 2014 respectively, as compared to $648,000 and $2,050,000 for the quarter and nine months ended September 30, 2013, respectively.   The reduced revenue for the nine months ended September 30, 2014 is due to reduced AUM from the comparable period in 2013. The increased revenue for the three months ended September 30, 2014 is due to increased AUM in the Bank Trust Department business. Other investment advisory service revenue includes: (i) revenue from Mutual Funds; (ii) fees from services provided to Bank Trust Departments; and (iii) investment income.  Revenue from Mutual Funds includes distribution fees for both Winthrop-sponsored mutual funds as well as other mutual funds and investment management fees from Winthrop-sponsored mutual funds.

Revenue from the sale of Financial research information and related data was $155,000 and $449,000 for the quarter and nine months ended September 30, 2014, respectively, as compared to $160,000 and $437,000 for the quarter and nine months ended September 30, 2013, respectively.  Revenues are also derived from the distribution of investment research directly and through several third parties who act as distributors of such research content.  The fees paid by the end client are divided between Winthrop and the distributor.  Existing agreements in place with third party distributors, primarily Thomson Reuters, allow for the renegotiation of the revenue split, which could result in a decline in revenue to Winthrop.   In addition, the underlying data we utilize to produce our financial research and related data is primarily obtained from a third-party, Worldscope, which was at no cost to us through August 2014.  The Company concluded negotiations with Thomson Reuters in July 2014 and commenced paying for the updates in August 2014 at the most favored vendor rate.  The agreement expires in 2024.

Income taxes

For the three and nine months ended September 30, 2014, the Company recorded an income tax benefit from continuing operations of $54,000 and $115,000, respectively, which represents a combined federal and state benefit of $65,000 and $145,000, respectively, (based on the estimated annual effective tax rate) utilizing the loss from continuing operations against income from discontinued operations, offset by minimum state taxes of $11,000 and $30,000, respectively. In addition, for the nine months ended September 30, 2014, the Company recorded income tax expense of $210,000 attributable to income from discontinued operations.  For the three and nine months ended September 30, 2013, the income tax expense related to continuing operations of $1,000 and $2,000, respectively, substantially represents minimum state income taxes net of a reduction in the liability for uncertain tax positions due to a settlement with the Internal Revenue Service over its tax examination of the Company’s 2009 and 2010 tax returns. The settlement with the Internal Revenue Service occurred in April 2013.

No tax benefit has been recorded in relation to the pre-tax loss from continuing operations for the three and nine months ended September 30, 2014 in excess of the amount utilized to offset income from discontinued operations or for the pre-tax loss from continuing operations for the three and nine month periods ended September 30, 2013, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss.

 Other Assets

The Company owns certain non-strategic assets, including interests in land and flowage rights in undeveloped property in Killingly, Connecticut.  The Company had a 19.9% interest in MXL carried at its cost of $275,000 On February 3, 2014 MXL exercised its right to purchase the Company’s 19.9% interest.  The Company received $994,000 for its 19.9% interest on March 26, 2014, resulting in a gain of $719,000.

The Company monitors these investments for impairment by considering current factors, including the economic environment, market conditions, and other specific factors and records impairments in carrying values when necessary.

Financial condition

Liquidity and Capital Resources

At September 30, 2014, the Company had cash and cash equivalents totaling $11,930,000, which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s operating activities.

The decrease in cash and cash equivalents of $636,000 for the nine months ended September 30, 2014 was the result of proceeds from investing activities of $994,000 related to the sale of the Company’s 19.9% interest in MXL, offset by $1,630,000 used in operations.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 28, 2014, the Company issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), shares of Company common stock to Lawrence G. Schafran and Scott N. Greenberg, directors of the Company, in payment of their first and second quarter 2014 quarterly directors fees.  Mr. Schafran and Mr. Greenberg received 2,794 and 2,095 shares of Company common stock, respectively.  The aggregate value of the 2,794 and 2,095 shares of Company common stock issued to Mr. Schafran and Mr. Greenberg, respectively, were approximately $5,000 and $3,750, respectively, on the date of issuance.  These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder

This issuance qualified for exemption from registration under the Securities Act because (i) Mr. Schafran and Mr. Greenberg are each an accredited investor, (ii) the Company did not engage in any general solicitation or advertising in connection with the issuance, and (iii) Mr. Schafran and Mr. Greenberg received restricted securities.

Purchases of Equity Securities

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased, and on March 29, 2011 the Company’s Board of Directors authorized an increase of an additional 1,000,000 shares to be repurchased. At June 30, 2014, the Company had repurchased 1,791,821 shares of its common stock and, a total of 3,208,179 shares remained available for repurchase.   There were no common stock repurchases made by or on behalf of the Company during the quarter ended September 30, 2014.

Item 6.		Exhibits.

Exhibit No.		Description

10.21		Sublease between Coldwell Banker Real Estate Services LLC (sublessor) And Wright Investors’’ Service Holdings, Inc. (sublessee) At 177 West Putman Avenue, Greenwich Connecticut

31.1	*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	*
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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Date: November 11, 2014	/s/ HARVEY P. EISEN
Name: Harvey P. Eisen
Title: Chairman of the Board and Chief Executive Officer

Date: November 11, 2014	/s/ IRA J. SOBOTKO
Name: Ira J. Sobotko
Title: Vice President, Chief Financial Officer