Form 10-K
period 2014-12-31
Wright Investors Service Holdings, Inc.
filed 2015-03-23
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $22,000,000.

As of March 10, 2015, 18,494,129 shares of the registrant’s common stock were outstanding.

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2014.

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

Factors that may cause actual results to differ from historical results or those results expressed or implied, include, but are not limited to, those listed below under Item 1A. “Risk Factors”, which include, without limitation, the risk that  the expected benefits of the merger with The Winthrop Corporation that was completed on December 19, 2012 may not be achieved and may therefore make an investment in Wright Investors’ Service Holdings, Inc.’s securities less attractive to investors.

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

PART I

Item 1.  Business.

General Development of Business

Wright Investors’ Service Holdings, Inc. (formerly National Patent Development Corporation) (the “Company”, “Wright Holdings”, “we” or “us”) was incorporated on March 10, 1998 as a wholly-owned subsidiary of GP Strategies Corporation (“GP Strategies”) and in November 2004, the Company’s common stock was spun-off to holders of record of GP Strategies common stock and GP Strategies Class B capital stock.  The Company’s common stock is quoted on the OTC Bulletin Board and is traded under the symbol “WISH.OB”.

Historically, the Company owned a home improvement distribution business through its then wholly-owned subsidiary Five Star Products, Inc. (“Five Star Products”).  The Company with a substantial portion of its assets consisting of cash and cash equivalents, also owned, and continues to own, certain non-strategic assets, primarily consisting of certain real estate. (each as described herein).

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

Overview

The Company’s assets currently consist of its 100% ownership interest in Winthrop and cash and cash equivalents, which were $11,163,000 at December 31, 2014.    The Company intends to use its remaining cash and cash equivalents to acquire interests in one or more operating businesses in the asset management space that it believes will be synergistic with Winthrop and to fund the Company’s general and administrative expenses.

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

The Company owned and continues to own certain non-strategic assets, interests in land and flowage rights in undeveloped property in Killingly, Connecticut. The Company had a 19.9% interest in MXL carried at its cost of $275,000 On February 3, 2014 MXL exercised its right to purchase the Company’s 19.9% interest.  The Company received $994,000 for its 19.9% interest on March 26, 2014, resulting in a gain of $719,000.

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

Wright-Managed Mutual Funds

Wright, through its WISDI affiliate, offers a diversified family of mutual funds. Wright Mutual Funds are utilized by the Wright Companies and others to build or supplement managed investment portfolios designed to address clients’ financial objectives. In December 2014, Wright closed its Total Return Bond Fund.  Following is a brief description of the four Wright-managed mutual funds.

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

Research Products

Winthrop, doing business as Wright Investors’ Service, was originally founded as a research organization in 1960.  Winthrop develops and publishes investment research reports on over 35,000 companies worldwide along with its established investment commentaries on the economy and investment markets. The main components of Winthrop’s research products consist of fundamental company data and the proprietary Wright Quality Ratings®.  The Winthrop developed research products are marketed primarily to institutional investors.  These reports are primarily distributed through investment industry distributors such as Thomson Reuters, CapitalIQ and FactSet Research Systems, and to Winthrop’s own investment management clients.

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

Customers

Our investment advisory client base consists of a large number of geographically diverse clients across many industries. We provide investment management services to a broad range of clients, including mutual funds, retirement plans, public pension funds, endowments, foundations, financial institutions and high net worth individuals. We strive to expand our client base by attracting new clients and earning additional business from our existing clients. As of December 31, 2014, no single client’s assets managed by us represented more than 10% of our AUM.

Our client base for research services consists of individuals and companies who access our reports through various distributors or through our own website, www.corporateinformation.com. For the year ended December 31, 2014, approximately 74% of our research revenue has been derived from Thomson Reuters.

 Intellectual Property

We maintain a number of trademarks, copyrights, trade secrets and licenses to intellectual property owned by others.  Our trademarks relate to our company names and certain products we provide and expire at various dates ranging from 2015 to 2020.  Although in aggregate our intellectual property is important to our operations, we do not consider any single trademark, copyright, trade secret or license to be of material importance to any segment or to our business as a whole.

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

Employees

At December 31, 2014, Winthrop employed 36 full-time employees, including 13 investment management, research and trading professionals, 13 marketing and client service professionals and 10 operations and business management professionals. None of our employees are subject to any collective bargaining agreements.

The Company employed a total of 4 employees at the corporate level as of December 31, 2014, of which all were full-time employees.

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

Revenues are also derived from the distribution of investment research directly and through several third parties who act as distributors of such research content.  The fees paid by the end client are divided between Winthrop and the distributor.  Existing agreements in place with third party distributors, primarily Thomson Reuters, allow for the renegotiation of the revenue split, which could result in a decline in revenue to Winthrop.  See “Management’s Discussion and Analysis- Revenue- Revenue from Financial research and related data.”  The underlying data we utilize to produce our financial research and related data is primarily obtained from a third-party, Worldscope/Disclosure LLC (“Worldscope”), which is owned by Thomson Reuters, which was at no cost to us through August 2014.  The Company concluded negotiations with Thomson Reuters in July 2014 and commenced paying for the updates in August 2014 at the most favored vendor rate.  The agreement expires in 2024.

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

In the first quarter of 2015, the Company relocated its principal operations from Milford, Connecticut to Greenwich Connecticut.  While we have a business continuity and disaster recovery plan, our operations could be adversely affected by hurricanes, snowstorms or other serious weather conditions, breach of security, loss of power, telecommunications failures, terrorist or other natural or man-made events that could affect the processing of transactions, communications and the ability of our associates to work effectively in our offices or elsewhere.  A catastrophic event could have a direct material adverse effect on our business by adversely affecting our employees or facilities, or an indirect impact on our business by adversely affecting the financial markets or the overall economy.  If our business continuity and disaster recovery plans and procedures were disrupted or unsuccessful in the event of a catastrophe, we could experience a material adverse interruption of our operations.

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

Our subsidiary, WISDI, is registered as a broker-dealer under the Exchange Act and is subject to regulation by FINRA, the SEC and various state agencies.  Among other regulations, WISDI is subject to the SEC’s net capital rule, which requires a broker-dealer to maintain a minimum level of net capital.  The particular level varies depending upon the nature of the activity undertaken by a firm.  At December 31, 2014, WISDI exceeded its minimum net capital requirement.  The net capital rule is designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer.  In computing net capital, various adjustments are made to net worth which excludes assets not readily convertible into cash.  The rule also requires that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner to avoid over-inflation of the broker-dealer’s net capital.  A significant operating loss or any charge against net capital could adversely affect the ability of our broker-dealer to expand, or depending on the magnitude of the loss or charge, maintain its then present level of business.  FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital.  If the calculation reveals a net capital deficiency, FINRA may immediately restrict or suspend some or all of the broker-dealer’s activities.  Our broker-dealer subsidiary may not be able to maintain adequate net capital, or its net capital may fall below requirements established by the SEC and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether.  Under certain circumstances, the net capital rule may limit our ability to make withdrawals of capital and receive dividends from WISDI.

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

As of December 31, 2014, Bedford Oak Advisors, LLC and GAMCO Investors, Inc. beneficially owned 28.2% and 12.7% of the Company’s common stock, respectively.  Bedford Oak Advisors, LLC is controlled by Mr. Harvey P. Eisen, the Company’s Chairman and Chief  Executive Officer.  Mr. Eisen beneficially owned at such date 37.5% of the Company’s common stock, which amount includes the 28.2% beneficially owned by Bedford Oak Advisors, LLC.  The Company has entered into Investor Rights Agreements with former Winthrop stockholders that received shares of our common stock in connection with the Winthrop transaction.  The Investor Rights Agreement is a registration rights agreement, which include both customary demand and “piggyback” registration provisions, allow the respective stockholders to cause us to file one or more registration statements for the resale of their respective shares of the Company’s common stock and cooperate in certain underwritten offerings.  Sales by us or our large stockholders of a substantial number of shares of our common stock in the public market pursuant to registration rights or otherwise, or the perception that these sales might occur, could cause the market price of our common stock to decline.

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

At December 31, 2014 we had outstanding 18,494,129 shares of our common stock, and 893,664 Restricted Stock Units, of which 731,859 are vested but are subject to post-vesting restrictions on sale for three years, and options to purchase a total of 3,250,000 shares of common stock, which were all exercisable.  We are authorized to issue up to 30,000,000 shares of common stock and are therefore able to issue additional shares without being required under corporate law to obtain shareholder approval.  If we issue additional shares, or if our existing shareholders exercise their outstanding options, our other shareholders may find their holdings drastically diluted, which if it occurs, means they would own a smaller percentage of our Company.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Subsidiaries of Winthrop lease an office facility in Milford, CT under an operating lease expiring in 2017, which, in addition to the minimum lease payments, require payment of electricity and property taxes.  The total annual lease cost is approximately $90,000.  Effective March 31, 2014, Winthrop had the right to terminate the lease upon 8 months’ notice.

On July 1, 2014, Winthrop, pursuant to the terms of its Milford facility lease, gave eight months’ notice to their landlord of their intention to terminate their lease in Milford, Connecticut.  In August 2014, the Company entered into a five year sublease in Greenwich, Connecticut for 10,000 square feet.  The current annual rent for the new sublease, which expires on September 30, 2019 is $230,000, subject to 3% annual increases.  The Company plans to move all their operations,  including the corporate office in Mount Kisco, New York to the new Greenwich, Connecticut facility in the first quarter of 2015.

Effective June 1, 2010, the Company relocated its headquarters to the offices of Bedford Oak Advisors, LLC (“Bedford Oak”) in Mount Kisco, New York. The Company is subleasing a portion of the space and has access to various administrative support services on a month-to-month basis at the rate of approximately $19,700 per month.  As a result of the Merger Agreement with Winthrop, the Company transitioned from a “shell company” as defined in Rule 12b-2 of the Exchange Act, into an operating company.  As a result, on October 31, 2012 the Company’s Audit Committee approved an increase to approximately $40,700 (effective as of September 1, 2012) in the monthly sublease and administrative support services rate, which increased rate the Company believed was necessary to provide for the increased personnel and space requirements necessary for an operating company. On May 13, 2014, the Company’s Audit Committee approved a decrease to approximately $27,600 per month (effective as of June 1, 2014) in the monthly sublease and administrative support services rate, which decreased rate is part of the Company’s effort to control and reduce costs.    The Company will be moving out of the Mount Kisco, NY location in March 2015.  In March 2015 the Audit Committee approved the elimination of the monthly sublease and administrative support services fee effective March 31 2015.    See “Certain Relationships and Related Transactions, and Director Independence” below.

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

As a result of entering into the Settlement Agreement, during the second quarter ended June 30, 2013, the Company recorded a loss in discontinued operations of $2,375,000 in connection with the Avoidance Action.  In April 2014, the Company agreed to a settlement of its insurance claim related to this matter, and received a net payment of $525,000, which was recorded as income in discontinued operations in 2014.

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

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters.

The following table presents the high and low bid and asked prices for the Company’s common stock for 2014 and 2013.  The Company’s common stock, $0.01 par value, is quoted on the OTC Bulletin Board.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Quarter	High	Low

2014	First	$2.25	$1.80
	Second	$2.00	$1.60
	Third	$1.90	$1.72
	Fourth	$1.74	$1.05

2013	First	$2.60	$2.16
	Second	$2.40	$2.00
	Third	$2.40	$2.01
	Fourth	$2.15	$1.95

The number of stockholders of record of the Company’s common stock as of March 10, 2015 was 857 and the closing price on the OTC Bulletin Board of such common stock on that date was $2.00 per share.

The Company did not declare or pay any cash dividends on its common stock in 2014 or 2013. The Company currently intends to retain future earnings to finance the growth and development of its business and does not intend to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At December 31, 2014 and 2013, the Company had repurchased 1,791,821 shares of its common stock and a total of 3,208,179 shares, remained available for repurchase at December 31, 2014.  There were no common stock repurchases made by or on behalf of the Company during the year ended December 31, 2014

Item 6.  Selected Financial Data.

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

Five Star’s results of operations for the year ended December 31, 2014 and 2013 has been accounted for as a discontinued operation in the consolidated statements of operations. (see Note 3 to the Consolidated Financial Statements).

Upon the consummation of the Five Star Sale, we became a “shell company”, as defined in Rule 12b-2 of the Exchange Act.  Because we were a shell company, our stockholders were unable to utilize Rule 144 to sell “restricted stock” as defined in Rule 144 or to otherwise use Rule 144 to sell our securities, and we are ineligible to utilize registration statements on Form S-3 or Form S-8 for so long as we remained a shell company and for 12 months thereafter.  As a consequence, among other things, the offering, issuance and sale of our securities is likely to be more expensive and time consuming and may make our securities less attractive to investors.  See “Item 1. Business – Nature of Our Business Following the Five Star Sale”, and “Item 1A. Risk Factors”.

On December 19, 2012 (the “Closing Date”) the Company, completed the acquisition of Winthrop, an investment management, financial advisory and investment research firm, pursuant to the Merger Agreement dated June 18, 2012. In accordance with the Merger Agreement, a wholly-owned newly formed subsidiary of the Company, was merged with and into Winthrop and Winthrop became a wholly-owned subsidiary of the Company (see Note 1 to the Consolidated Financial Statements).

As a result of the completion of the Merger described above, the Company is no longer a “shell company” as that term is defined in Rule 405 under the Securities Act, and Rule 12b-2 under the Exchange Act.  As more fully described below, substantially all of the Company’s business operations are carried out through Winthrop and its subsidiaries, the Wright Companies.

Significant Developments – Acquisition

On the Closing Date, 881,206 shares of the Company’s Common Stock were issued by the Company as merger consideration to those holders of Winthrop Common Stock who elected to receive Company Common Stock as merger consideration and the Company paid cash totaling $4,852,000 to those holders of Winthrop Common Stock who elected to receive cash as merger consideration. Pursuant to the Merger Agreement and an Investors’ Rights Agreement, holders of Winthrop Common Stock who elected to receive Company Common Stock as merger consideration are subject to a three-year transfer restriction on such Company Common Stock. Further, the Company has agreed to pay contingent consideration in cash to a holder of Winthrop common stock who received 852,228 shares of Company Common Stock to the extent that such shares have a value of less than $1,900,000 on the expiration of the three year period based on the average closing price of the Company’s Common Stock for the ten trading days prior to such date. The total purchase price for Winthrop was $7,069,000 (see Note 5 to the Consolidated Financial Statements).

Pursuant to the Merger Agreement, the Company has entered into employment agreements with four key Winthrop employees having initial terms of five years for one employee and three years for three employees which provide for compensation in the form of base salary, various bonuses and restricted stock units, representing Company Common Stock (“RSUs”).  The employment agreements provide for automatic annual renewals unless notice of non-renewal is given at least six months prior to the applicable employment period. See Notes 13 and 15(b) to the Consolidated Financial Statements.

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

As a result of entering into the Settlement Agreement, during the second quarter ended June 30, 2013, the Company recorded a loss in discontinued operations of $2,375,000 in connection with the Avoidance Action.  In April 2014, the Company agreed to a settlement of its insurance claim related to this matter, and received a net payment of $525,000, which was recorded as income in discontinued operations in 2014.

On September 26, 2014, the Connecticut Department of Energy and Environmental Protection (“DEEP”) issued two Orders requiring the investigation and repair of two dams in which the Company and its subsidiaries have certain ownership interests.  The first Order requires that the Company investigate and make specified repairs to the ACME Pond Dam located in Killingly, Connecticut.  The second Order, as subsequently revised by DEEP on October 10, 2014, requires that the Company investigate and make specified repairs to the Killingly Pond Dam located in Killingly, Connecticut.  The Company has administratively appealed and contested the allegations in both Orders.  As the administrative appeal of both Orders is in its early stages, it is not possible at this time to evaluate the likelihood of, or to estimate the range of loss from, an unfavorable outcome

Investments

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

Investment in MXL Operation

The Company had a 19.9% interest in MXL carried at its cost of $275,000.   On February 3, 2014 MXL exercised its right to purchase the Company’s 19.9% interest.  The Company received $994,000 for its 19.9% interest on March 26, 2014, resulting in a gain of $719,000.

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

Employees’ stock based compensation.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The valuation provisions of ASC 718 apply to new grants and to grants that were outstanding as of the effective date of ASC 718 and are subsequently modified. See Note 13 to the Consolidated Financial Statements for further information regarding our stock-based compensation assumptions and expense.

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

Intangible Assets

Intangible assets, which were recorded in connection with the acquisition of Winthrop, are amortized over their estimated useful lives, on a straight-line basis. Intangible assets subject to amortization are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assesses the recoverability of its intangible assets by determining whether the unamortized balance can be recovered over the assets’ remaining life through undiscounted forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce such amounts to fair value determined based on forecasted future cash flows discounted at a rate commensurate with the risk associated with achieving such cash flows. Future cash flows are based on trends of historical performance and the Company’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.  No impairment of intangible assets was recognized at December 31, 2014 or 2013.

Goodwill

Goodwill, which was recorded in connection with the acquisition of Winthrop, is not subject to amortization and is tested for impairment annually on December 31, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount, underlying goodwill. Fair value was calculated based upon future cash flows discounted at a rate commensurate with the risk involved,  market based comparables and recent transactions within the financial services industry.   If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.   No impairment of goodwill was recognized at December 31, 2014 or 2013.

Results of Operations

Year ended December 31, 2014 compared to the year ended December 31, 2013

For the year ended December 31, 2014, the Company had a loss from continuing operations before income taxes of $2,727,000 compared to a loss from continuing operations before income taxes of $3,934,000 for the year ended December 31, 2013.   Discontinued operations reflect expenses incurred to resolve outstanding issues in connection with the sale of Five Star on January 5, 2010.

The reduced loss of $1,207,000 was primarily the result of the $719,000 gain realized on the sale of the Company’s 19.9% interest in MXL in March 2014.  In addition, there were reduced Compensation and benefits of $315,000 and reduced Other operating expenses of $167,000.     Included in Winthrop’s operating loss  for the years ended December 31, 2014 and 2013 are the following; (i) amortization of intangibles of $637,000, (ii) stay and retention bonuses of $150,000 and (iii) compensation expense of $295,000 and $289,000 for the years ended December 31, 2014 and 2013, respectively, related to RSU’s issued to  Winthrop employees.

Assets Under Management (AUM)

Winthrop earns revenue primarily by charging fees based upon AUM.  At December 31, 2014, AUM was $1.45 billion, as compared to $1.39 billion at December 31, 2013.  The change in AUM was due to deposits of $245 million and increased market value of $51 million, partially offset by redemptions and withdrawals of $228 million.

Revenue

Winthrop markets its investment management products and services to plan sponsors, trade unions, endowments, corporations, state and local governments, municipalities and foundations.  The Winthrop products include equity, fixed income and balanced portfolios for various plan types, including defined benefit, annuity, self-directed and 401(k), health and welfare and education and training plans. In addition, Winthrop helps bank trust departments and trust companies satisfy part or all of their investment management functions.  Winthrop delivers fiduciary level investment management services to these institutions’ clients by providing active oversight of each account's asset allocation and security selection.  Its offerings include investment management solutions utilizing individual securities or mutual funds. Mutual fund models developed by Winthrop utilize a combination of Wright Mutual Funds as well as mutual funds from other investment managers.

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

Revenue from Investment Management Services was $2,600,000 for the year ended December 31, 2014 as compared to $2,663,000 for the year ended December 31, 2013. Within this category, Winthrop primarily bills clients based on AUM values as of calendar quarters.  Revenues are primarily from fees from; (i) Taft-Hartley clients, (ii) Personal Investment Managed Accounts,  and (iii)  other client serviced accounts.

Revenue from Other investment advisory services was $2,600,000 for the year ended December 31, 2014 as compared to $2,632,000 for the year ended December 31, 2013. Other investment advisory service revenue includes: (i) revenue from Mutual Funds; (ii) fees from services provided to Bank Trust Departments; and (iii) investment income.  Revenue from Mutual Funds includes distribution fees for both Winthrop-sponsored mutual funds as well as other mutual funds and investment management fees from Winthrop-sponsored mutual funds.

Revenue from the sale of Financial research information and related data was $620,000 for the year ended December 31, 2014 as compared to $559,000 for the year ended December 31, 2013.  Revenues are also derived from the distribution of investment research directly and through several third parties who act as distributors of such research content.  The fees paid by the end client are divided between Winthrop and the distributor.  Existing agreements in place with third party distributors, primarily Thomson Reuters, allow for the renegotiation of the revenue split, which could result in a decline in revenue to Winthrop. In addition, the underlying data we utilize to produce our financial research and related data is primarily obtained from a third-party, Worldscope (currently owned by Thomson Reuters), which was at no cost to us through August 2014.  The Company concluded negotiations with Thomson Reuters in July 2014 and commenced paying for the updates in August 2014 at the most favored vendor rate.  The agreement expires in 2024.

Compensation and benefits

For the year ended December 31, 2014, Compensation and benefits were $5,108,000 as compared to $5,423,000 for the year ended December 31, 2013.

The reduced Compensation and benefits of $315,000 were the result of reduced expenses at the corporate level of $151,000 and reduced costs of $164,000 at Winthrop.  Included in Winthrop’s Compensation and  benefits for the years ended December 31, 2014 and 2013 are the following; (i) stay and retention bonuses of $150,000 and (ii) compensation expense of $295,000 and $289,000 for the years ended December 31, 2014 and 2013, respectively, related to RSU’s issued to  Winthrop employees.

Other operating expenses

For the year ended December 31, 2014, Other operating expenses were $4,036,000 as compared to $4,203,000 for the year ended December 31, 2013.

The reduced Other operating expenses of $167, 000 were the result of reduced Other operating  expenses incurred by Winthrop, primarily as a result reduced facility related costs of $198,000, partially offset by increased Other operating  expenses at the corporate level primarily due to increased facility and maintenance costs.  Included in Winthrop’s Other operating expenses for the years ended December 31, 2014 and 2013 is amortization of intangibles of $637,000.

Income taxes

For the year ended December 31, 2014, the income tax benefit related to continuing operations of $172,000 substantially represents a combined federal and state benefit of $210,000 utilizing the loss from continuing operations against income from discontinued operations, offset by minimum state taxes of $38,000. In addition, for the year ended December 31, 2014, the Company recorded income tax expense of $210,000 attributable to income from discontinued operations.

For the year ended December 31, 2013, the income tax expense related to continuing operations of $30,000 substantially represents minimum state income taxes net of a reduction in the liability for uncertain tax positions due to a settlement with the Internal Revenue Service over its tax examination of the Company’s 2009 and 2010 tax returns, as further discussed below.

Five Star underwent an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008 and was challenged with respect to the timing of certain tax deductions.  As a result, a liability for uncertain tax positions was provided in the year ended December 31, 2010 and charged to discontinued operations.    The deficiency notice was issued on April 25, 2011. On May 17, 2011, Five Star Products Inc. and its subsidiary Five Star Group Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy code. On December 16, 2011, the Plan of Reorganization of TMG Liquidation Corp., Five Star Products Inc.’s parent corporation, was approved by the Bankruptcy Court.  Under the Plan of Reorganization, the Internal Revenue Service is authorized to pursue the Plan Administrator, who is authorized to defend the deficiency notice issued to Five Star Products, Inc.  During the year ended December 31, 2013, the Company wrote off the liability for uncertain tax positions with a corresponding credit to discontinued operations as a result of the Company’s settlement with the Plan Administrator (see Note 15(a)).  The liability that was written off amounted to approximately $350,000 for potential federal and state tax deficiencies and related interest, of which approximately $212,000 related to additional tax, and approximately $138,000 related to interest.

The Internal Revenue Service examined the Company’s 2009 and 2010 consolidated U.S. federal tax returns, which was settled in April 2013 for the amount of $10,000, including interest of $1,000.  As a result of the settlement, the liability for uncertain tax positions was reduced by $15,000 of which $5,000 was credited to income tax benefit in 2013.

No tax benefit has been recorded in relation to the pre-tax loss from continuing operations for the year ended December 31, 2014 in excess of the amount utilized to offset income from discontinued operations or for the pre-tax loss from continuing operations for the year ended December 31, 2013, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss.

Financial condition, liquidity and capital resources

Liquidity and Capital Resources

At December 31, 2014, the Company had cash and cash equivalents totaling $11,163,000, which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s general and administrative expenses.  The Company believes that its working capital is sufficient to support its operating requirements for at least the next 12 months.

The decrease in cash and cash equivalents of $1,403,000 for the year ended December 31, 2014 was primarily the result of $2,384,000 used in operations, partially offset by $981,000 provided by investing activities.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Financial Statements of Wright Investors’ Service Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Wright Investors' Service Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Wright Investors' Service Holdings, Inc. (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wright Investors' Service Holdings, Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

New York, New York
March 23, 2015

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013
Revenues
Investment management services	$2,600	$2,663
Other investment advisory services	2,600	2,632
Financial research and related data	620	559
	5,820	5,854
Expenses
Compensation and benefits	5,108	5,423
Other operating	4,036	4,203
	9,144	9,626

Operating loss	(3,324)	(3,772)

Investment and other expense, net	(56)	(77)

Gain on sale of investment in MXL	719

Change in fair value of liability for contingent consideration	(66)	(85)

Loss from continuing operations before income taxes	(2,727)	(3,934)

Income tax benefit (expense)	172	(30)

Loss from continuing operations	(2,555)	(3,964)

Income (loss) from discontinued operations, net of taxes	315	(2,811)

Net loss	$(2,240)	$(6,775)

Basic and diluted loss per share
Continuing operations	$(0.14)	$(0.21)
Discontinued operations	0.02	(0.15)
Net loss	$(0.12)	$(0.36)

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$11,163	$12,566
Short-term investments	154	132
Accounts receivable,net	336	322
Prepaid income taxes	12	16
Prepaid expenses and other current assets	451	393

Total current assets	12,116	13,429

Property and equipment, net	40	49
Intangible assets, net	3,281	3,918
Goodwill	3,364	3,364

Investment in undeveloped land	355	355
Other assets	108	325
Total assets	$19,264	$21,440

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,116	$1,402
Deferred revenue	12	14
Liability for contingent consideration	572	-
Current portion of officers retirement bonus liability	160	100
Total current liabilities	1,860	1,516

Liability for contingent consideration	-	506

Officers retirement bonus liability, net of current portion	698	802
Total liabilities	2,558	2,824

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued
Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 19,059,198 in 2014 and 19,040,416 in 2013, outstanding 18,494,129 in 2014 and 18,475,347 in 2013	191	190

Additional paid-in capital	33,440	33,111

Accumulated deficit	(15,566)	(13,326)

Treasury stock, at cost (565,069 shares in 2014 and 2013)	(1,359)	(1,359)
Total stockholders' equity	16,706	18,616
Total liabilities and stockholders’ equity	$19,264	$21,440

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013
Cash flows from operating activities

Net loss	$(2,240)	$(6,775)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	659	655
Gain on sale of investment in MXL	(719)	-
Change in liability for contingent consideration	66	85
Equity based compensation, including issuance of stock to directors	330	323
Changes in other operating items:
Accounts receivable	(14)	140
Short-term investments	(22)	58
Deferred revenue	(2)	(2)
Officers retirement bonus liability	(44)	21
Prepaid income tax	4	24
Income tax payable	-	(227)
Prepaid expenses and other current assets	(116)	(131)
Accounts payable and accrued expenses	(286)	(473)
Net cash used in operating activities	(2,384)	(6,302)

Cash flows from investing activities
Proceeds from sale of investment in MXL	994	-
Additions to property and equipment	(13)	(15)
Net cash provided by (used in) investing activities	981	(15)

Net decrease in cash and cash equivalents	(1,403)	(6,317)
Cash and cash equivalents at the beginning of the year	12,566	18,883
Cash and cash equivalents at the end of the year	$11,163	$12,566

Supplemental disclosures of cash flow information
Net cash paid during the year for
Income taxes	$31	$20

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2014 AND 2013

(in thousands, except per share data)
						Total
			Additional		Treasury	stock-
	Common stock		paid -in	Accumulated	stock , at	holders
	shares	amount	capital	deficit	cost	equity

Balance at December 31, 2012	19,034,834	190	32,788	(6,551)	(1,359)	25,068

Net loss	-	-	-	(6,775)	-	(6,775)
Equity based compensation expense	-	-	310	-	-	310
Issuance of common stock to directors	5,582	-	13	-	-	13
Balance at December 31, 2013	19,040,416	190	33,111	(13,326)	(1,359)	18,616
Net loss	-	-	-	(2,240)	-	(2,240)
Equity based compensation expense	-	-	298	-	-	298
Issuance of common stock to directors	18,782	1	31	-	-	32
Balance at December 31, 2014	19,059,198	191	33,440	(15,566)	(1,359)	16,706

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.
Notes to Consolidated Financial Statements

1.	Description of activities

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

Reclassification

The Company has reclassified $5,423,000 of  Other operating expenses for the year ended December 31, 2013 to Compensation and benefits in the Consolidated Statement of  Operations in order to be consistent with the presentation for the year ended December 31, 2014.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from these estimates.

Cash and cash equivalents

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase.  Cash equivalents, which are carried at cost plus accrued interest, which approximates fair value, consist of an investment in a money market fund which invests in treasury bills and amounted to approximately $10,985,000, and $12,348,000 at December 31, 2014 and 2013, respectively.

Cash equivalents are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Short-term investments

Short term investments are recorded at fair value, with related unrealized gains and losses recognized in operations. Fair values are based on listed market prices, where available.  If listed market prices are not available or if the liquidation of our positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations.  See Note 6.

Basic and diluted loss per share

Basic and diluted loss per share for the years ended December 31, 2014 and 2013, respectively, is calculated based on 19,101,000 and 18,961,000 weighted average outstanding shares of common stock including common shares underlying vested RSUs.   Options for 3,250,000 shares of common stock in 2014 and 2013, and unvested RSUs for 207,000 and 264,000 shares of common stock in 2014 and 2013, respectively, were not included in the diluted computation as their effect would be anti-dilutive since the Company has losses from continuing operations for both years.

Employees’ stock based compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. See Note 13.

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

Intangible Assets

Intangible assets, which were recorded in connection with the acquisition of Winthrop, are amortized over their estimated useful lives, on a straight-line basis. Intangible assets subject to amortization are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assesses the recoverability of its intangible assets by determining whether the unamortized balance can be recovered over the assets’ remaining life through undiscounted forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce such amounts to fair value determined based on forecasted future cash flows discounted at a rate commensurate with the risk associated with achieving such cash flows. Future cash flows are based on trends of historical performance and the Company’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.   No impairment of intangible assets was recognized at December 31, 2014 or 2013.

Goodwill

Goodwill, which was recorded in connection with the acquisition of Winthrop, is not subject to amortization and is tested for impairment annually on December 31, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. Fair value was calculated based upon future cash flows discounted at a rate commensurate with the risk involved,  market based comparables and recent transactions within the financial services industry. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.  No impairment of goodwill was recognized at  December 31, 2014 or 2013.

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

3.	Discontinued Operation

 During the year ended December 31, 2013, the Company recorded a loss of $2,375,000 in connection with settlement of litigation related to Five Star and also incurred related legal expenses of $773,000 in connection with the matter, all of which have been charged to discontinued operations in the accompanying consolidated statement of operations (See Note 15(a)).  See Note 9 with respect to $337, 000 of tax benefit credited to discontinued operations in 2013.

During the year ended December 31, 2014, the Company agreed to a settlement of its insurance claim related to the loss in connection with the Five Star litigation, and received a net payment of $525,000, which has been credited to discontinued operations (See Note 15(a)).  See Note 9 with respect to $210,000 of tax expense charged to discontinued operations in 2014.

4.	Sale of MXL investment

At December 31, 2013, the Company held a 19.9% equity investment in a privately-held company, MXL, which is engaged in the plastic molding and precision coating businesses. At December 31, 2013, this investment was included in other assets at cost of $275,000.

On February 3, 2014, MXL exercised its right to purchase the Company’s 19.9% interest.  The Company received $994,000 for its 19.9% interest on March 26, 2014, resulting in a gain of $719,000 for the year ended December 31, 2014.

5.	Liability for contingent consideration

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

A liability was recognized for an estimate of the acquisition date fair value of the acquisition-related contingent consideration which may be paid.  The fair value was calculated by applying a lattice model, which takes into account the potential for the Company’s stock price per share being less than $2.23 per share at the end of the 3 year lock-up period.  The fair value measurement is based on significant unobservable inputs that are supported by little market activity and reflect the Company’s own assumptions.  Key assumptions include expected volatility (50% at December 31, 2014 and 2013) in the Company’s Common Stock and the risk free interest rate   (0.25 % and 0.38% at December 31, 2014 and 2013, respectively)   during the remainder of the  three year lock up  period.  Changes in the fair value of the contingent consideration subsequent to the acquisition date are being recognized in earnings until the liability is eliminated or settled. The fair value of the liability was $572,000 and $506,000 on December 31, 2014 and 2013, respectively (Level 3 under the fair value hierarchy-see Note 6).  The Company recognized expense of $66,000 and $85,000, respectively, for the change in the value for the years  ended December 31, 2014 and 2013, respectively.

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

The following is a summary of current trading marketable securities at December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Cost	Unrealized Gains	Estimated Fair Value
Mutual funds	$91	$63	$154

	$91	$63	$154

	December 31, 2013
	Cost	Unrealized Gains	Estimated Fair Value
Mutual funds	$91	$41	$132

	$91	$41	$132

7.	Accounts receivable

Winthrop and its subsidiaries continuously monitor the creditworthiness of customers and establish an allowance for uncollectible accounts based  on specific customer related collection issues.  As of  December 31, 2014 and 2013, there was no allowance for uncollectible accounts.

8.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2014	2013

Accrued professional fees	$323	$703
Accrued compensation and related expenses	322	304
Other	471	395
	$1,116	$1,402

9.	Income taxes

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Continuing operations:
Current
Federal	$(179)	$(5)
State and local	7	35
Total current	(172)	30

Discontinued operations:
Current
Federal	$179	$(337)
State and local	31	-
Total current	210	(337)
Total income tax expense (benefit)	$38	$(307)

For the year ended December 31, 2014, current income tax  benefit related to continuing operations substantially represents a benefit from utilizing the loss from continuing operations against income from discontinued operations, offset by minimum state taxes.

For the year ended December 31, 2013, current income tax expense related to continuing operations substantially represents minimum state income taxes.  See below for current federal income tax benefits credited to continuing and discontinued operations in 2013.

The difference between the benefit for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) from continuing operations is as follows:

	Year ended December 31,
	2014	2013
Federal income tax rate	(34.0)%	(34.0)%
State income tax (net of federal effect)	(4.9)	(4.7)
Change in valuation allowance	38.6	39.0
Loss utilized against discontinued operations	(6.4)	-
Non-deductible expenses	0.6	-
Effective tax rate	(6.1)%	0.3%

The deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$7,076	$6,372
Equity-based compensation	1,593	1,477
Tax credit carryforwards	148	148
Accrued compensation	418	439
Accrued liabilities & other	193	141
Gross deferred tax assets	9,428	8,577
Less: valuation allowance	(8,140)	(7,031)
Deferred tax assets after valuation allowance	1,288	1,546

Deferred tax liabilities:
Intangible assets	(1,278)	(1,526)
Other	(10)	(20)
Deferred tax liabilities	(1,288)	(1,546)
Net Deferred tax assets	$-	$-

The Company files a consolidated federal tax return with its subsidiaries.  As of December 31, 2014, the Company has a federal net operating loss carryforward of approximately $16.7 million, which expires from 2030 through 2034, and various state and local net operating loss carryforwards totaling approximately $26.2 million, which expire between 2016 and 2034.  Approximately $1.3 million of the federal net operating loss carryforward and $8.5 million of the state net operating loss carryforward were acquired from Winthrop.  The acquired federal net operating loss carryfoward is limited in its utilization by Section 382 of the Internal Revenue Code due to an ownership change.

A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance increased by approximately $1,109,000 and $2,592,000 respectively, during the years ended December 31, 2014 and 2013 due to increases of net operating loss carryforwards and other deferred tax assets.

Five Star underwent an income tax examination by the Internal Revenue Service for income tax filings for the years ended December 31, 2007 and 2008 and was challenged with respect to the timing of certain tax deductions.  As a result, a liability for uncertain tax positions was provided in the year ended December 31, 2010 and charged to discontinued operations.    The deficiency notice was issued on April 25, 2011. On May 17, 2011, Five Star Products Inc. and its subsidiary Five Star Group Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy code. On December 16, 2011, the Plan of Reorganization of TMG Liquidation Corp., Five Star Products Inc.’s parent corporation, was approved by the Bankruptcy Court.  Under the Plan of Reorganization, the Internal Revenue Service is authorized to pursue the Plan Administrator, who is authorized to defend the deficiency notice issued to Five Star Products, Inc.  During the year ended December 31, 2013, the Company reversed the liability for uncertain tax positions with a corresponding credit to discontinued operations as a result of the Company’s settlement with the Plan Administrator (see Note 15(a)).  The liability that was reversed amounted to approximately $337,000 for potential federal and state tax deficiencies and related interest, of which approximately $212,000 related to additional tax, and approximately $125,000 related to interest.

The Internal Revenue Service examined the Company’s 2009 and 2010 consolidated U.S. federal tax returns, which was settled in April 2013 for the amount of $10,000, including interest of $1,000.  As a result of the settlement, the liability for uncertain tax positions was reduced by $15,000 of which $5,000 was credited to income tax benefit in 2013.

For federal income tax purposes, the 2011 through 2014 tax years remain open for examination by the tax authorities.  For state tax purposes, the 2010 through 2014 tax years remain open for examination by the tax authorities under a four year statute of limitations.

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2014 and 2013 follows (in thousands):

Balance January 1, 2013	$444
Settlements in 2013	(444)

Balance December 31, 2013 and 2014	$-

10.	Property and equipment:

Property and equipment consists of the following (in thousands):

	December 31,
	2014	2013
Computer software	$2	$2
Computer equipment	94	81
Office furniture and equipment	40	40
Leasehold improvements	1	1
	137	124
Less accumulated depreciation and amortization	(97)	(75)
	$40	$49

Depreciation expense for the years ended December 31, 2014 and 2013 was $22,000 and $18,000, respectively.

11.	Intangible Assets

Intangible assets subject to amortization which were recorded in connection with the acquisition of Winthrop consisted of the following (in thousands):

			December 31, 2014
Intangible	Estimated useful life	Gross carrying amount	Accumulated Amortization	Net carrying amount

Investment management and Advisory Contracts	9 years	$3,181	$718	$2,463
Trademarks	10 years	433	88	345
Proprietary software and technology	4 years	960	487	473
		$4,574	$1,293	$3,281

			December 31, 2013
Intangible	Estimated useful life	Gross carrying amount	Accumulated Amortization	Net carrying amount

Investment management and Advisory Contracts	9 years	$3,181	$364	$2,817
Trademarks	10 years	433	45	388
Proprietary software and technology	4 years	960	247	713
		$4,574	$656	$3,918

Amortization expense amounted to $637,000 for each of the years ended December 31, 2014 and 2013. The weighted-average amortization period for total amortizable intangibles at December 31, 2014 is 6 years. Estimated amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Year ending December 31,
2015	$637
2016	630
2017	397
2018	397
2019	397
2020-2023	823
$3,281

12.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At December 31, 2014, the Company had repurchased 1,791,821 shares of its common stock and a total of 3,208,179 shares, remained available for repurchase.

13.	Incentive stock plans and stock based compensation

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

The Company recorded compensation expense related to option grants of $0 and $21,000 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, the number of shares reserved and available for award under the 2007 NPDC Plan is 6,200,720 and under the 2003 Plan Amendment is 700,000.

During the year ended December 31, 2014, there was no option activity.  As of  December 31, 2014 there were outstanding options to acquire 3,250,000 common shares, all of which were vested and exercisable, having a weighted average exercise price of $2.31 per share,  a weighted average  contractual term of 2.6 years and an aggregate intrinsic value of $149,000.

As of December 31, 2014, there was no unrecognized compensation expense related to non-vested options.

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

b)
370,000 RSUs were granted to four key executives, which vest  equally over three years, with the first third vesting one year from the Closing Date.  The RSUs were valued based on the closing price of the Company’s common stock on the Closing Date of $2.52, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $277,000 for each of the years ended December 31, 2014 and 2013 related to these RSUs. The total unrecognized compensation expense related to these unvested RSUs at December 31, 2014 is $252,000, which will be recognized over the remaining vesting period of approximately 1 year.

In addition, the following RSUs were granted to employees of the Company:

c)
17,738 RSUs were granted to certain employees  on February 4, 2013, which vest equally over three years, with the first third vesting on February 4, 2014.  At December 31, 2014, 14,348 of the RSU’s were still outstanding.  The RSUs are valued based on the closing price of the Company’s common stock on February 4, 2013 of $2.40, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $12,000 for each of the years ended December 31, 2014 and 2013 related to these RSUs.  The total unrecognized compensation expense related to these unvested RSUs at December 31, 2014 is $12,000, which will be recognized over the remaining vesting period of approximately 1.2 years.

d)
30,000 RSUs were granted to an employee on June 10, 2014, which will vest on the third anniversary of the individual’s employment, assuming the individual is still employed at that time.   The RSUs are valued based on the closing price of the Company’s common stock on June 10, 2014 of $1.90.  The Company recorded compensation expense of $9,000 for the year ended December 31, 2014 related to these RSUs. The total unrecognized compensation expense related to these unvested RSUs at December 31, 2014 is $46,000. In the first quarter of 2015, the individual was no longer employed by the Company and the above RSUs were cancelled.

14.	Retirement plans

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

b)
Winthrop maintains an officer retirement bonus plan (the “Bonus Plan”) that is an unfunded deferred compensation program providing retirement benefits equal to 10% of annual compensation, as defined, to those officers upon their retirement.   Effective December 1, 1999, the Plan was frozen so that no additional benefits will be earned.  The total obligation under the Bonus Plan at December 31, 2014 is $858,000, of which $160,000 is estimated to be payable over the next twelve months.  The liability is payable to individual retired employees at the rate of $50,000 per year in equal monthly amounts commencing upon retirement.  The liability was recorded at $885,000 at the date of acquisition, representing its estimated fair value computed based on its present value, utilizing a discount rate of 14%, which was estimated to be the acquired company’s weighted average cost of capital on such date from the perspective of a market participant.  The calculated discount of $1,027,000 at the date of acquisition is being amortized as interest expense over the period the obligation is outstanding by use of the effective interest method.  For the years ended December 31, 2014 and 20133, interest expense, (included in investment and other expense, net) amounted to $92,000 and $122,000, respectively. At December 31, 2014, and 2013 the present value of the obligation under the Bonus Plan was $858,000, and $902,000, respectively, net of discount of $756,000 and $1,031,000, respectively.  During 2014, one employee left Winthrop and accordingly forfeited their retirement bonus, and in addition there were certain changes to previously expected retirement dates.  The effect of the departure and changes resulted in a $36,000 decrease to the liability at the date of departure or change in expected retirement date, and a corresponding credit to Operating expenses in the Consolidated Statement of Operations.

15.	Commitments, Contingencies and Other

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

As a result of entering into the Settlement Agreement, during the year ended December 31, 2013, the Company recorded a loss in discontinued operations of $2,375,000 in connection with the Avoidance Action.  In April 2014, the Company agreed to a settlement of its insurance claim related to this matter, and received a net payment of $525,000, which was recorded as income in discontinued operations during the year ended December 31, 2014.

(b)
Pursuant to his Employment Agreement, Mr. Peter Donovan serves as Chief Executive Officer of Winthrop, commencing upon the Closing Date.  Mr. Donovan’s Employment Agreement provides for a term of five years, with automatic annual renewals unless notice of non-renewal is given at least six months prior to the applicable employment period.  Mr. Donovan is receiving an annual base salary of $300,000, subject to increases at the discretion of the Compensation Committee of Winthrop’s Board of Directors.  During the initial term of Mr. Donovan’s Employment Agreement but subsequent to the third anniversary of the Closing Date, in the sole discretion of the Board of Directors of Winthrop, Mr. Donovan will assume the position of Executive Chairman of Winthrop in lieu of his position as Chief Executive Officer, with such authority, duties and responsibilities as are commensurate with his position as Executive Chairman and such other duties and responsibilities as may reasonably be assigned to him by the Chief Executive Officer of the Company.  As Executive Chairman, Mr. Donovan will be entitled to an annual base salary of $200,000.  During his employment under the Employment Agreement, Mr. Donovan reports directly to the Chief Executive Officer of the Company.

Under their respective Employment Agreements, the three other key executives are serving as Senior Managing Directors of Winthrop.  Their Employments Agreements each provide for a term of three years, with automatic annual renewals unless notice of non-renewal is given at least six months prior to the applicable employment period.  Each of the three key executives is receiving an annual base salary of $250,000.  In addition to their base salaries, each of the other three key executives are entitled to receive a “Stay/Client Retention Bonus” of $114,000.  The Stay/Client Retention Bonus is payable in equal installments on the Closing Date and first, second and third anniversaries of the Closing Date.  Two of the executives elected to receive the Stay/Client Retention Bonus in RSUs, valued at $2.00 per RSU (a total of 114,000 RSUs) which vest in equal annual installments on the first, second and third anniversaries of the Closing Date provided that the recipient is then employed by Winthrop or one of its affiliates and one elected to receive cash payable in four equal installments of $28,500, the first paid and expensed on the Closing Date.

(c)
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

(d)
On July 1, 2014, Winthrop, pursuant to the terms of its Milford facility lease, gave eight months’ notice to their landlord to terminate their lease in Milford, Connecticut.  In August 2014, the Company entered into a five year sublease in Greenwich, Connecticut for 10,000 square feet.  Estimated annual rent for the Greenwich, Connecticut space, which expires on September 30, 2019 is as follows; $234,000 (2015), $240,000 (2016), $248,000 (2017), $255,000 (2018), and $196,000 (through September 30, 2019).  Rent expense charged to operations related to the Milford Connecticut facility, and in 2014, the Greenwich facility, aggregated $165,000 and $90,000 in 2014 and 2013, respectively.  The rent expense in 2014 included deferred rent of $68,000 due to straight lining the amounts payable over the lease term commencing in August 2014 upon the Company gaining access to the premises. The Company also intends to move their corporate office from Mount Kisco, New York  (see  Note 16) to the new Greenwich, Connecticut facility, which would result in a consolidation of the Company’s corporate headquarters to Greenwich, Connecticut.

(e)
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

16.	Related party transactions

Effective June 1, 2010, the Company relocated its headquarters to the offices of Bedford Oak in Mount Kisco, New York. Bedford Oak is controlled by Harvey P. Eisen, Chairman, Chief Executive Officer and a director of the Company. The Company has been subleasing a portion of the Bedford Oak space and has access to various administrative support services on a month-to-month basis.  On October 31, 2012, the Company’s Audit Committee approved an increase to approximately $40,700 per month (effective as of September 1, 2012) in the monthly sublease and administrative support services rate, which increased rate the Company believed, was necessary to provide for the increased personnel and space requirements necessary for an operating company.

On May 13, 2014, the Company’s Audit Committee approved a decrease to approximately $27,600 per month (effective as of June 1, 2014) in the monthly sublease and administrative support services rate, which decreased rate is part of the Company’s effort to control and reduce costs.  Operating  expenses for the year ended December 31, 2014 and 2013, includes $397,000 and $488,000, respectively, related to the sublease arrangement with Bedford Oak. See Note 15 (d) for a description and the terms of the Company’s recent sublease transaction for its new corporate headquarters.  In March 2015 the Audit Committee approved the elimination of the monthly sublease and administrative support services fee effective March 31, 2015.

Wright acts as an investment advisor, its subsidiary acts as a principal underwriter and one officer of Winthrop is also an officer for a family of mutual funds from which investment management and distribution fees are earned based on the net asset values of the respective funds.   Such fees, which are included in Other investment advisory services, amounted to $ 794,000 and $938,000 for the years ended December 31, 2014 and 2013, respectively.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2014 were effective.

The Company’s principal executive officer and principal financial officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially effected or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Our internal control processes and procedures are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with United States generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that reasonably allow us to record, process, summarize, and report information and financial data within prescribed time periods and in accordance with Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of internal control over financial reporting as of December 31, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in  Internal Control – Integrated Framework  (1992)  (“COSO Framework”).  Based upon our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Item 9B.    Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of December 31, 2014, for its annual stockholders’ meeting for 2013 (the “Proxy Statement”) under the captions “Directors and Executive Officers”, “Corporate Governance”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Audit Committee.”

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Additional information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders under the caption “Stock Ownership of Management and Principal Stockholders”.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders under the captions “Certain Transactions with Management” and “Director Independence”.

Item 14.  Principal Accounting Fees and Services.

The information regarding principal accountant fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is incorporated by reference to the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders under the caption “Principal Accountant Fees and Services.”

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: March 23, 2015	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ HARVEY P. EISEN	Chairman, President and Chief Executive Officer	March 23, 2015
Harvey P. Eisen	(Principal Executive Officer)
/s/ LAWRENCE G. SCHAFRAN	Director	March 23, 2015
Lawrence G. Schafran
/s/ MARSHALL S. GELLER	Director	March 23, 2015
Marshall S. Geller /s/ PETER M. DONOVAN	Director	March 23, 2015
Peter M. Donovan
/s/ IRA J. SOBOTKO	Vice President, Chief Financial Officer	March 23, 2015
Ira J. Sobotko	(Principal Financial and Accounting Officer)

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

10.20
Amendment No. 1 to Agreement Upon Withdrawal by The Winthrop Corporation From Worldscope/Disclosure LLC.  Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014 filed on August 12, 2014.

10.21
Sublease between Coldwell Banker Real Estate Services LLC (sublessor) And Wright Investors’’ Service Holdings, Inc. (sublessee) At 177 West Putman Avenue, Greenwich Connecticut.  Incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 as filed on November 12, 2014.

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
___________________________

 *Filed within

**Indicates a document of which a portion has or had been granted confidential treatment, pursuant to Securities and Exchange Commission Order dated February 13, 2013 Granting Confidential Treatment under the Securities Exchange Act of 1934 through December 21, 2022 and November 31, 2013, respectively with respect to Exhibits 10.15 and 10.18.