Form 10-K/A
period 2014-12-31
Wright Investors Service Holdings, Inc.
filed 2015-04-27
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

177 West Putnam Avenue, Greenwich, CT 06830
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

As of April 15, 2015, 18,494,129 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

Wright Investors’ Service Holdings, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Form 10-K/A”) pursuant to General Instruction G (3) to Form 10-K, which amends and supplements our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2015 (the “2014 Form 10-K”).    This Form 10-K/A provides the information required to be disclosed in Part III, Items 10 through 14 and updates the information contained in Part IV, Item 15.  As a result of this amendment, the Company is filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the 2014 Form 10-K.

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

 Set forth below are the names of, and certain biographical information regarding, the directors of the Company. The Board of Directors currently consists of five directors.

 Harvey P. Eisen, 72, has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since June 2007 and also has served as its President since July 2007.  Mr. Eisen has served as a director of the Company since 2004.  Mr. Eisen has served as Chairman and Managing Member of Bedford Oak Advisors, LLC, an investment partnership (“Bedford Oak”), since 1998 and Chairman and Director of GP Strategies Corporation, a global performance solutions provider (“GP Strategies”) since 2004.

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

Mr. Eisen is qualified to serve on our Board of Directors and brings valuable insight to our Board of Directors as a result of his broad range of business skills and his financial literacy and expertise and executive and management leadership skills. Mr. Eisen honed these skills and expertise during his long and successful business career as Chairman and Managing Member of Bedford Oak,   a Senior Vice President of Travelers and Primerica, as well as his service on other public company and institutional boards

Peter M. Donovan, 72, has served as a director of the Company since December 19, 2012.  Mr. Donovan is the Chief Executive Officer of The Winthrop Corporation (“Winthrop”)  and  through its wholly-owned subsidiaries Wright Investors’ Service, Inc. (“Wright”), Wright Investors’ Service Distributors, Inc. (“WISDI”) and Wright’s wholly-owned subsidiary, Wright Private Asset Management, LLC (“WPAM”) (collectively, the “Wright Companies”).  Mr. Donovan worked at Jones, Kreeger & Co., in Washington, D.C. prior to joining Wright in 1966.  At Wright, Mr. Donovan is responsible for the overall management of Wright. Mr. Donovan has been Chief Executive Officer of Winthrop since 1996 and its Chief Investment Officer since 2010.  He is co-author of Worldscope Industrial Company Profiles and Worldscope Financial Company Profiles.  He is also President of the Wright Managed Income Trust and the Wright Managed Equity Trust. Mr. Donovan is a chartered financial analyst. Mr. Donovan is Chairman of the Board of Trustees of the School for Ethical Education.  He is a member of the New York Society of Security Analysts and the Hartford Society of Financial Analysts.  Mr. Donovan received a BA in Economics from Goddard College.

Mr. Donovan is qualified to serve on our Board of Directors because of his extensive business skills and experiences in the financial services industry and his financial literacy and expertise.

Marshall S .Geller, 75, has served as a director of the Company since January 14, 2015  Mr. Geller is a Co-Founder and Managing Partner of St. Cloud Capital, LLC, a Los Angeles based private equity fund formed in December 2001. He has spent more than 45 years in corporate finance and investment banking, including 21 years as a Senior Managing Director of Bear, Stearns & Co., with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East.  Mr. Geller has served as a director of GP Strategies  since 2002 and currently serves as a director of COR Capital LLC.  He also serves on advisory boards to Banc of CA, Merriman Holdings, Inc. and UCLA Health Systems.   Mr. Geller is on the Board of Governors of Cedars-Sinai Medical Center, Los Angeles and also serves on the Dean's Advisory Council for the College of Business & Economics at California State University, Los Angeles.  During the past five years, Mr. Geller has also been a director of Guidance Software, Inc., National Holdings Corporation and California Pizza Kitchen.

Mr. Geller is qualified to serve on our Board of directors due to his experience as the managing partner of a private equity fund and a director of other public companies, Mr. Geller brings to the Board many years of experience and expertise as an investor in and advisor to companies in various sectors.

Richard C. Pfenniger, 59  has served as a director of the Company since March 31, 2015.  Mr. Pfenniger served as Interim Chief Executive Officer of Vein Clinics of America, Inc. from May 2014 to February 2015 and also served as Interim Chief Executive Officer of Integramed America, Inc., a manager of highly specialized outpatient medical centers, from January to June 2013. From 2003 until 2011, Mr. Pfenniger served as the Chairman of the Board, President and Chief Executive Officer of Continucare Corporation, a provider of primary care physician services. Mr. Pfenniger was the Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc., a provider of career-oriented higher education, from 1997 until 2003. From 1994 to 1997, Mr. Pfenniger served as the Chief Operating Officer of IVAX Corporation, and from 1989 to 1994 he served as the Senior Vice President-Legal Affairs and General Counsel of IVAX Corporation, a multi-national pharmaceutical company. Mr. Pfenniger also currently serves as a Director of TransEnterix, Inc., a medical device company,  Opko Health, Inc., a multi-national pharmaceutical and diagnostics company,  and also served as a director of Safestitch Medical, Inc. from 2005 to 2013 and IVAX Corporation from 2002 to 2009.  Mr. Pfenniger also currently serves as a director of GP Strategies since 2005.   Harvey Eisen, the Company’s Chairman and Chief Executive Officer is the Chairman of GP Strategies and Marshall Geller, a director of the Company, is also a director of GP Strategies.

The Company believes that Mr. Pfenniger’s prior experience as a Chief Executive Officer of a public company and his other senior management roles, each of which have required him to balance the demands of clients, employees and investors, makes him a valuable addition to the Company’s Board of Directors.

Lawrence G. Schafran, 75, has served as a director and chairman of the audit committee of the Company since 2006.  Mr. Schafran also serves as a director of Cupcake Digital, Inc., and Glass Tech, Inc., and as an advisor to ZLOOP, Inc.  Mr. Schafran also served as a Managing Director of Providence Capital, Inc., an investment and advisory firm from 2003 until December 2012 and until recently as a director of SecureAlert, Inc.

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

Ira J. Sobotko, 58, has served as Vice President, Finance, Secretary and Treasurer of the Company since July 2007, and as its principal financial officer and principal accounting officer.  His title was changed from Vice President, Finance, Secretary and Treasurer to Vice President and Chief Financial Officer, Secretary and Treasurer in 2008.  Mr. Sobotko served as Senior Vice President, Finance, Secretary and Treasurer of Five Star Products and as its principal financial officer from July 2007 until its sale by the Company in January 2010.  From April 2007 to July 2007, Mr. Sobotko served as Vice President, Finance of the Company.  From September 2005 through March 2007, Mr. Sobotko served as a financial consultant to various publicly traded companies, including the Company and Five Star Products and various emerging technologies companies.  From January 2004 through May 2005, Mr. Sobotko served as Vice President and Chief Financial Officer of Campusfood.com, a web-based network of restaurants for students and local communities.  From August 2000 to January 2004, Mr. Sobotko served as Executive Vice President, Finance at Arrowsight, Inc., a web-based application service provider, and   has also served as a director of Arrowsight since November 2001.

Corporate Governance

General

The Company is committed to establishing sound principles of corporate governance which promote honest, responsible and ethical business practices. The Company’s Board of Directors and Nominating and Corporate Governance Committee actively review and evaluate the Company’s corporate governance practices. This review includes comparing the Board’s current governance policies and practices with those suggested by corporate governance authorities as well as the practices of other public companies of comparable size. The Board of Directors has adopted those corporate governance policies and practices that its evaluation suggests are the most appropriate for the Company.

Audit Committee

Our Audit Committee is currently composed of Lawrence G. Schafran and Marshall S. Geller. The Board of Directors affirmatively determined that Mr. Schafran is independent, in accordance with The Nasdaq Stock Market (“Nasdaq”) independence criteria and for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Board of Directors determined that each of Messrs. Schafran and Geller is able to read and understand financial statements and that each of Messrs. Schafran and Geller has accounting or related financial management expertise in accordance with the applicable rules of Nasdaq. The Board of Directors also determined that each of Messrs. Schafran and Geller, who serve as the Audit Committee financial experts, has the accounting or related financial management expertise necessary to be considered a “financial expert” under SEC rules.

The Audit Committee is responsible for maintaining free and open communications among itself, the independent registered public accounting firm and Company management. The Audit Committee assists the Board of Directors in fulfilling its oversight responsibility to the stockholders, potential stockholders, the investment community and others relating to the integrity of the Company’s financial statements and the financial reporting process, the Company’s compliance with legal and regulatory requirements, the independent registered public accounting firm’s qualifications and independence, the Company’s systems of internal accounting and financial controls, the annual independent audit of the Company’s financial statements,  the performance of the Company’s internal audit function and the engagement of the independent registered public accounting firm.

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

Code of Ethics

The Company has adopted a Code of Ethics for its principal executive officer, senior financial officers, including the principal financial officer and the principal accounting officer, and persons performing similar functions for its subsidiaries. If the Company makes any substantive amendment to the Code of Ethics or grants any waiver from a provision of the Code of Ethics for said executive officers, the Company will disclose the nature of such amendment or waiver in a filing on Form 8-K. The Code of Ethics was filed as Exhibit 14.1 to the Company’s Form 10-K for the year ended December 31, 2004 filed with the SEC on April 15, 2005 and is incorporated by reference herein. The Company will also provide a copy of such Code of Ethics to any person, without charge, upon written request made to the Company’s Secretary at the following address: Wright Investors’ Service Holdings, Inc., Attn: Secretary, 177 West Putnam Avenue, Greenwich, CT 06830.

ITEM 11.	EXECUTIVE COMPENSATION

The Company has elected to use the Smaller Reporting Company rules issued by the SEC regarding the disclosure of executive compensation.  Under these rules, the Company provides a Summary Compensation Table covering 2014 and 2013 compensation for the individual who served as principal executive officer in 2014 and for two individuals who are the most highly-compensated executive officers other than the individual who served as principal executive officer (to whom we refer collectively as our “named executive officers”) and Outstanding Equity Awards at Year-End Table and certain narrative disclosures.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of the Company’s Named Executive Officers for the fiscal years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary	Bonus (1)	Option & Restricted Stock Unit Awards (2)	All Other Compensation (3) (4)(5)	Total
		($)	($)	($)	($)	($)
Harvey P. Eisen, Chairman of the Board and Chief Executive Officer (Principal Executive	2014	20,138	0		1,117	21,255
Officer) (3)	2013	150,000	0		1,439	151,439
Ira J. Sobotko, Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting	2014	155,769	0	0	11,484	167,253
Officer) (4)	2013	200,000	0	0	12,811	212,811
Peter M. Donovan, Chief Executive Officer of	2014	300,000	124,750	63,665	8,413	496,828
Winthrop (5)	2013	300,000	6,250	63,665	8,734	378,649

(1)
In 2014, Mr. Donovan received a stay/retention bonus of $106,000 as well as a  quarterly incentive bonus of   $18,750  and also earned a quarterly incentive bonus of $6,250 in 2013.  See “Overview of Material Compensation Arrangements with Our Named Executive Officers- Peter Donovan”.

(2)
The dollar amount recognized as expense for financial statement reporting purposes, calculated in accordance with FASB ASC Topic 718.  A discussion of the assumptions used in calculating these values with respect to awards related to Company common stock may be found in Note 13 to our audited financial statements in the Form 10-K for the fiscal year ended December 31, 2014.

(3)	For Mr. Eisen, the amount reflected under “All Other Compensation” is comprised of:

•	$1,117 and $1,439 for 2014 and 2013, respectively, for life insurance premiums;

On January 24, 2014, the Board of Directors of the Company, upon the recommendation of the Company’s Compensation Committee, voted to reduce the current cash base salary of Harvey P. Eisen, the Chairman, Chief Executive Officer and President of the Company, in the amount of $150,000 per annum, to $20,000, effective January 1, 2014.  Mr. Eisen had requested that the Company’s Board and Compensation Committee approve this reduction as a result of the Company’s then current operating losses.

(4)	For Mr. Sobotko, the amount reflected under “All Other Compensation” is comprised of:

•	$1,884 and $3,211 for 2014 and 2013, respectively, for life insurance premiums;

•	$9,600 for each of 2014 and 2013 for auto expense allowance.

On January 24, 2014, the Company’s Board of Directors, upon the recommendation of the Company’s Compensation Committee, also voted to reduce the current base salary of Ira J. Sobotko, the Company’s Chief Financial Officer, in the amount of $200,000 per annum, to $150,000, effective February 1, 2014.  Mr. Sobotko had requested that the Company’s Board and Compensation Committee approve this reduction as a result of the Company’s then current operating losses.

(5)
Mr. Donovan is the Chief Executive Officer of Winthrop, which became a subsidiary of the Company on December 19, 2012 in connection with the Company’s acquisition of Winthrop, (the “Closing Date”) and at which time Mr. Donovan became a Named Executive Officer of the Company.  For Mr. Donovan, the amount reflected in “All Other Compensation” is comprised of:

•	$3,047 and $3,365 for 2014 and 2013, respectively, for life insurance premiums; and

•	$5,366 and $5,369 for 2014 and 2013, respectively for personal auto usage.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning the holdings of unexercised and unvested options to purchase shares of common stock of the Company for each of the named executive officers at December 31, 2014.

Name	Number of Shares of Common Stock Underlying Unexercised Options which are Exercisable	Number of Shares of Common Stock Underlying Unexercised Options which are Unexercisable	Option Exercise Price Per Share of Common Stock	Option Expiration Date
	(#)	(#)	($)
Harvey P. Eisen	2,500,000(1) 250,000(1)	-	$2.45 $1.36	February 28, 2017 April 28, 2020
Ira J. Sobotko	100,000 (1)	-	$2.68	July 29, 2017

(1)	These options were fully vested at December 31, 2014.

Restricted stock units

As a result of the Winthrop acquisition, the Company issued a total of 195,771 Restricted Stock Units (RSUs) to Mr. Donovan on December 19, 2012 to be settled in shares of Company common stock as follows:

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

b)
85,000 RSUs were granted on December 19, 2012, which vest  equally over three years, with the first third vesting December 19, 2013.  The RSUs are valued based on the closing price of the Company’s common stock on the Closing Date of $2.52, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $63,665 for the year ended December 31, 2014 and 2013, related to these RSUs. The total unrecognized compensation expense related to these unvested RSUs is $62,000, which will be recognized over the remaining vesting period of approximately 1 year.

Overview of Material Compensation Arrangements with Our Named Executive Officers

The following is a summary of the material terms of employment and compensation arrangements pursuant to which compensation was paid to our named executive officers for their service with the Company or its subsidiaries for the fiscal year ended December 31, 2014.

Harvey P. Eisen

On January 24, 2014, the Board of Directors of the Company, upon the recommendation of the Company’s Compensation Committee, voted to reduce the current cash base salary of Harvey P. Eisen, the Chairman, Chief Executive Officer and President of the Company, in the amount of $150,000 per annum, to $20,000, effective January 1, 2014.  Mr. Eisen had requested that the Company’s Board and Compensation Committee approve this reduction as a result of the Company’s then current operating losses.

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

On April 28, 2010, our Board of Directors granted to Mr. Eisen for his role in the completion of the sale of both the Company’s undeveloped real property located in Pawling, New York in 2010 and the sale Five Star Products, the latter of which closed in January 2010, an option to purchase 250,000 shares of common stock, of the Company granted under the Company’s 2007 Incentive Stock Plan. The options have an exercise price of $1.36 per share, which was equal to the fair market value on the date of grant, vested over three years, in approximately one-third increments each year, commencing on the first anniversary of the date of grant and have a term of ten years, subject to earlier termination as provided in the form of option agreement. The options were fully vested at December 31, 2014.

Ira J. Sobotko

Mr. Sobotko serves as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company.   Mr. Sobotko received a salary of $200,000 per annum from the Company, which was reduced to $150,000, effective February 1, 2014.  Mr. Sobotko had requested that the Company’s Board and Compensation Committee approve this reduction as a result of the Company’s then current operating losses.  In addition, pursuant to the terms and conditions of the Stock Option Agreement, dated July 30, 2007, between the Company and Mr. Sobotko (the “Sobotko NPDC Stock Option Agreement”), Mr. Sobotko was granted options to purchase 100,000 shares of Company common stock under the 2003 Plan at an exercise price equal to $2.68 per share, which was the average of the closing bid and ask prices of Company common stock on July 30, 2007.  The options were fully vested at December 31, 2014.

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

Under his Employment Agreement, Mr. Donovan also received following the Closing Date a grant from the Company of 110,771 RSUs, which were fully vested  as of the Closing Date and which will settle in shares of Company Common Stock on the third anniversary of the Closing Date.  Mr. Donovan also received a grant of 85,000 “Stay/Client Retention” RSUs which  vest in equal annual installments on the first, second and third anniversaries of the Closing Date, provided that Mr. Donovan is then employed by Winthrop  or one of its affiliates, and will settle in shares of Company Common Stock on the third anniversary of the Closing Date.

Mr. Donovan will also be entitled to receive a “Special Bonus,” payable on the third anniversary of the Closing Date equal to the excess, if any, of $1,900,000 over the product of (i) the aggregate trailing average closing price of the Company Common Stock for the 10 trading days prior to such third anniversary multiplied by (ii) the number of shares of Company Common Stock that he receives as Merger Consideration (subject to equitable adjustment to reflect stock splits and similar changes in the Company’s capitalization) regardless of whether he is employed on the third anniversary date.  Under his Employment Agreement, Mr. Donovan will also be eligible to receive quarterly and annual incentive bonuses for each period during the initial term of his Employment Agreement and for any period thereafter prior to the date his title is changed to Executive Chairman.  The quarterly incentive bonuses will be equal to $6,250 per quarter for each fiscal quarter during which the revenue of Winthrop, determined in accordance with generally accepted accounting principles in the United States (“GAAP”), does not decline from the immediately prior year’s GAAP revenue by 9% or more.  If during a fiscal year Mr. Donovan has not earned all quarterly incentive bonuses for such year, he will be entitled to a “catch up” bonus for any such quarter in which the incentive bonus has not been earned if the GAAP revenue of Winthrop for the entire fiscal year has not declined from the immediately prior year by 9% or more.  Mr. Donovan will also be entitled to an annual incentive bonus of $25,000 if, at the end of a given fiscal year, GAAP revenue of Winthrop for such year has increased by at least 9% over the immediately prior year.  For the years ended December 31, 2014 and 2013, Mr. Donovan received total  quarterly incentive bonuses  of $18,750  and $6,250, respectively.

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

Only directors who are not employees of the Company or its subsidiaries are entitled to receive compensation for service as a director. The table below summarizes the total compensation paid to or earned by each director of the Company (who is not also a named executive officer) for the fiscal year ended December 31, 2014. The column “Fees Earned or Paid in Cash” includes common stock of the Company issued in lieu of cash.

2014 Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
	($)		($)	($)
Lawrence G. Schafran	45,750 (1)	0	0	45,750
Scott N. Greenberg	35,000 (2)	0	0	35,000

(1)	Mr. Schafran elected to receive 10,733 shares of Company common stock in lieu of $20,000 of his annual director’s fee.

(2)	Mr. Greenberg resigned as a director of the Company on January 14, 2015. Mr. Greenberg elected to receive 8,049 shares of Company common stock in lieu of $15,000 of his annual director’s fee.

Director Compensation Program

On January 24, 2014, the Company’s Board of Directors, upon the recommendation of the Company’s Compensation Committee, had voted that effective January 1, 2014, the annual director compensation for directors who are not employees of the Company or its subsidiaries, shall be paid in Company common stock as set forth below (which policy was subsequently modified on April 25, 2014 as described below prior to its implementation and further amended on April 21, 2015 to provide that sums designated below as “annual director compensation” were required to be paid in Company common stock):

•
annual director compensation to each member of the Board of Directors of (i) $25,000, paid in quarterly installments of $6,250 (except the Vice Chairman of the Board of Directors (currently the Company does not have a Vice Chairman) who is to receive annual director compensation of $35,000, paid in quarterly installments of $8,750)

•
$1,500 in cash for each meeting of the Board of Directors and for each committee meeting attended in person and $750 in cash for each Board of Directors or Board committee meeting attended by means of conference telephone connection;

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

On April 21, 2015, the  Board of Directors, upon the recommendation of the Compensation Committee,  further modified the April 2014 policy for director compensation to provide  that all of the sums designated above as “annual director compensation” were required to be paid in Company common stock; provided that (1) common stock issued in lieu of annual compensation is valued at the average between the closing bid and ask price on the day prior to the date upon which the annual compensation became payable, and (2) all right, title and interest in and to common stock issued will vest in the receiving director upon issuance

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders

The following table sets forth the number of shares of common stock beneficially owned as of April 15, 2015 by each person who is known by the Company to own beneficially more than five percent of outstanding Company common stock other than executive officers or directors of the Company, whose beneficial ownership is reflected in the Security Ownership of Directors and Executive Officers table below.  There were 18,494,129 shares of Company common stock outstanding on April 15, 2015.

Security Ownership of Principal Stockholders Table

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Bedford Oak Advisors, LLC 100 South Bedford Road Mt. Kisco, NY 10549	5,210,434 (1)	28.17%
GAMCO Investors, Inc. One Corporate Center Rye, NY 10580	2,341,900 (2)	12.66%
Frost Gamma Investments Trust 4400 Biscayne Blvd. Miami, FL 33137	1,321,707 (3)	7.15%

(1)
Based on a Schedule 13D/A filed jointly by Bedford Oak Advisors, LLC (“Bedford Oak”), Bedford Oak Capital, L.P. (“Capital”), Bedford Oak Acorn, L.P. (“Acorn”) and Mr. Eisen with the SEC on December 20, 2012, and updated for other information known to the Company, including various Form 4’s filed jointly by Bedford Oak, Capital and Mr. Eisen with the SEC through April 15, 2015,  Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn and certain other private investment partnerships.  Does not include options to purchase 2,750,000 shares of Company common stock exercisable by Mr. Eisen within 60 days of April 15, 2015.    See Security Ownership of Directors and Executive Officers table below.

(2)
Based on a Schedule 13D/A filed jointly by Gabelli Funds, LLC, GGCP, Inc., GAMCO Investors, Inc., GAMCO Asset Management, Inc., MJG Associates, Inc., Teton Advisors and Mario J. Gabelli with the SEC on May 14, 2014.

(3)	Based on a Schedule 13G filed by Frost Gamma Investments Trust with the SEC on February 3, 2015.

Security Ownership of Directors and Executive Officers

The following table sets forth the beneficial ownership of Company outstanding common stock as of April 15, 2015 by each person who is a director or named executive officer of the Company as of such date, naming each such person, and all persons who are directors and executive officers of the Company as of such date, as a group.

Security Ownership of Directors and Executive Officers Table

Name	Amount and Nature of Beneficial Ownership		Percent of Class
Harvey P. Eisen	7,960,434	(1)	37.47%
Marshall S. Geller	383,700	(2)	2.07%
Lawrence G. Schafran	262,145	(3)	1.40%
Ira J. Sobotko	100,625	(4)	*
Peter M. Donovan	1,019,605	(5)	5.46%
Richard C. Pfenniger	40,000	(6)	*
Directors and executive officers as a group (6 persons) (7)	9,766,509		44.98%

* The number of shares owned is less than one percent of the outstanding shares.

(1)
Includes 5,210,434 shares of Company common stock beneficially owned by Bedford Oak, Capital and Acorn.  Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn.  See footnote 1 to Principal Stockholders table above.  Also includes 2,750,000 shares of Company common stock issuable upon the exercise of options that are exercisable by Mr. Eisen within 60 days of April 15, 2015.

(2)
Does not include 100,000 Restricted Stock Units (“RSU’s”),  each  representing the initial right to receive on the settlement date(s) one share of common stock, par value $.01 per share, of the Company. The 100,000 RSU’s shall vest in 1/3 increments of 33,333, on each of the one year, two year anniversary and 33,334 on the three year anniversary of the date of grant, January 19, 2015 (the” Grant Date”) , and shall be subject to a three year transfer or sale restriction until the three year anniversary of the Grant Date.

(3)	Includes 200,000 shares of Company common stock issuable to Mr. Schafran upon the exercise of options, all of which are exercisable by Mr. Schafran within 60 days of April 15, 2015.

(4)
Includes 625 shares of Company common stock owned by Mr. Sobotko individually, and 100,000 shares of Company common stock issuable to Mr. Sobotko upon the exercise of options, all of which are  exercisable by Mr. Sobotko within 60 days of April 15, 2015.

(5)
Includes 110,771 RSUs, which vested on December 19, 2012, 28,333 RSU’s, which vested on December 19, 2013 and  28,333 which vested on December 31, 2014 and are subject to post-vesting restrictions on sale through December 19, 2015.

(6)
Does not include 100,000 Restricted Stock Units (“RSU’s”),  each representing the initial right to receive on the settlement date(s) one share of common stock, par value $.01 per share, of the Company. The 100,000 RSU’s shall vest in 1/3 increments of 33,333, on each of the one year, two year anniversary and 33,334 on the three year anniversary of the grant, March 31, 2015 (the” Grant Date”) , and shall be subject to a three year transfer or sale restriction until the three year anniversary of the Grant Date.

(7)
Includes Messrs. Geller, Pfenniger and Schafran, each of whom is currently a director of the Company, Messrs. Eisen and Donovan, each of whom is currently a director and a named executive officer of the Company, and Mr. Sobotko who is currently a named executive officer of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 with respect to shares of Company common stock that may be issued under existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, Restricted Stock Units and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	4,143,664	$2.31	6,856,336
Equity compensation plans not approved by security holders	―	―	―
Total	4,143,664	$2.31	6,856,336

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

On May 13, 2014, the Company’s Audit Committee approved a decrease to approximately $27,600 per month (effective as of June 1, 2014) in the monthly sublease and administrative support services rate, which decreased rate is part of the Company’s effort to control and reduce costs.  Selling general and administrative expenses for the year ended December 31, 2014 and 2013, includes $397,000 and $488,000, respectively, related to the sublease arrangement with Bedford Oak.

 As a result of the Company’s recent relocation of its corporate headquarters pursuant to a sublease transaction, in March 2015,  the Audit Committee approved the elimination of the monthly sublease and administrative support services fee to Bedford Oak, effective March 31, 2015.  See Note 15 (d) of the Form 10-K for a description of the terms of the Company’s recent sublease transaction for its new corporate headquarters.

Wright acts as an investment advisor, its subsidiary acts as a principal underwriter and one officer of Winthrop is also an officer for a family of mutual funds from which investment management and distribution fees are earned based on the net asset values of the respective funds.   Such fees, which are included in Other investment advisory services, amounted to $ 794,000 and $938,000 for the years ended December 31, 2014 and 2013, respectively

See the narrative disclosure following the Summary Compensation Table and the Outstanding Equity Awards at Fiscal Year-End Table in “Item 11. Executive Compensation” for summaries of the compensation arrangements and agreements in which the Company and its executive officers and directors are participants.

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

Using the objective and subjective independence criteria enumerated in the Nasdaq marketplace rules listing requirements and SEC rules, the Board of Directors has reviewed all relationships between each director and the Company and, based on this review, the Board of Directors has affirmatively determined that, in accordance with Nasdaq independence criteria, (i) Messrs. Geller, Pfenniger and Schafran are independent, and that (ii) Messrs. Eisen and Donovan  are not independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for services rendered for 2014 and 2013 by EisnerAmper LLP, were as follows:

	2014	2013

Audit Fees	$187,000	$187,000

(1)
Audit fees consisted principally of fees for the audit of the annual financial statements and reviews of the condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and review of the Company’s 10-K containing proxy statement disclosure.

Policy on Pre-Approval of Services Provided by Independent Auditor

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of EisnerAmper LLP are subject to specific pre-approval policies.  In 2014 and 2013, all audit services and other services to be performed by EisnerAmper LLP require pre-approval by the Audit Committee in accordance with pre-approval policies established by the Board of Directors.  The procedures require that all proposed engagements of EisnerAmper LLP for services of any kind be directed to the Audit Committee prior to the beginning of any service.

All services provided by the independent registered public accounting firm for 2014 and 2013 were approved in advance by the Audit Committee of the Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Date: April 27, 2015	By:	/s/ IRA J. SOBOTKO
		Name:	Ira J. Sobotko
		Title:	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number		Description

31.1	*	Certification of Principal Executive Officer
31.2	*	Certification of Principal Financial Officer

*	Filed herewith