Form 10-Q
period 2015-03-31
Wright Investors Service Holdings, Inc.
filed 2015-05-13
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-50587

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.
 (Exact Name of Registrant as Specified in its Charter)

Delaware	13-4005439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

177 West Putnam Avenue, Greenwich, CT	06830
(Address of principal executive offices)	(Zip code)

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

As of May 12, 2015, there were 18,520,461 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.                           Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues
Investment management services	$623	$689
Other investment advisory services	697	628
Financial research and related data	158	155
	1,478	1,472
Expenses
Compensation and benefits	1,306	1,327
Other operating	1,071	964
	2,377	2,291

Operating loss	(899)	(819)

Interest expense and other (loss) income, net	(37)	10

Gain on sale of investment in MXL	-	719

Change in fair value of contingent consideration	112	(26)

Loss from operations before income taxes	(824)	(116)

Income tax expense	(17)	(9)
Net loss	$(841)	$(125)

Basic and diluted net loss per share	$(0.04)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	December 31,
	2015	2014
Assets	(unaudited)
Current assets
Cash and cash equivalents	$10,550	$11,163
Short-term investments	157	154
Accounts receivable,net	438	336
Prepaid income taxes	8	12
Prepaid expenses and other current assets	329	451

Total current assets	11,482	12,116

Property and equipment, net	44	40
Intangible assets, net	3,122	3,281
Goodwill	3,364	3,364

Investment in undeveloped land	355	355
Other assets	108	108
Total assets	$18,475	$19,264

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,188	$1,116
Deferred revenue	13	12
Liability for contingent consideration	460	572
Current portion of officers retirement bonus liability	175	160
Total current liabilities	1,836	1,860

Officers retirement bonus liability, net of current portion	702	698
Total liabilities	2,538	2,558

Stockholders’ equity
Common stock	191	191

Additional paid-in capital	33,512	33,440

Accumulated deficit	(16,407)	(15,566)

Treasury stock, at cost (565,069 shares in 2015 and 2014)	(1,359)	(1,359)
Total stockholders' equity	15,937	16,706
Total liabilities and stockholders’ equity	$18,475	$19,264

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities

Net loss	$(841)	$(125)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on sale of investment in MXL	-	(719)
Depreciation and amortization	164	165
Change in liability for contingent consideration	(112)	26
Equity based compensation, including issuance of stock to directors	72	72
Changes in other operating items, net :
Accounts receivable	(102)	(34)
Investment securities	(3)	(4)
Deferred revenue	1	(7)
Officers retirement bonus	19	(5)
Income tax payable	4	(17)
Prepaid expenses and other current assets	122	127
Accounts payable and accrued expenses	72	(403)
Net cash used in operating activities	(604)	(924)

Cash flows from investing activities
Proceeds from sale of investment in MXL	-	994
Additions to property and equipment	(9)	-
Net cash (used in) provided by investing activities	(9)	994

Net (decrease) increase in cash and cash equivalents	(613)	70
Cash and cash equivalents at the beginning of the period	11,163	12,566
Cash and cash equivalents at the end of the period	$10,550	$12,636

Supplemental disclosures of cash flow information
Net cash paid during the period for
income taxes	$10	$23

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2015
(UNAUDITED)

(in thousands, except per share data)
						Total
			Additional		Treasury	stock-
	Common stock		paid -in	Accumulated	stock , at	holders
	shares	amount	capital	deficit	cost	equity

Balance at December 31, 2014	19,059,198	$191	$33,440	$(15,566)	$(1,359)	$16,706
Net loss	-	-	-	(841)	-	(841)
Equity based compensation expense	-	-	72	-	-	72

Balance at March 31, 2015	19,059,198	$191	$33,512	$(16,407)	$(1,359)	$15,937

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2015 and 2014

(unaudited)

1.	Basis of presentation and description of activities

 Basis of presentation

The accompanying interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The information and note disclosures normally included in complete financial statements have been condensed or omitted pursuant to such rules and regulations.  The Condensed Consolidated Balance Sheet as of December 31, 2014 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2015 interim period are not necessarily indicative of results to be expected for the entire year.

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

Reclassification

The Company has reclassified $1,327,000 of Other operating expenses for the period ended March 31, 2014 to Compensation and benefits in order to be consistent with the presentation for the period ended March 31, 2015.

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

A liability was recognized for an estimate of the acquisition date fair value of the acquisition-related contingent consideration which may be paid.  The fair value was calculated by applying a lattice model, which takes into account the potential for the Company’s stock price per share being less than $2.23 per share at the end of the 3 year lock-up period.  The fair value measurement is based on significant unobservable inputs that are supported by little market activity and reflect the Company’s own assumptions.  Key assumptions include stock price of $1.85 and $1.95 at March 31, 2015 and March 31, 2014, respectively, expected volatility 50% at both March 31, 2015 and 2014 in the Company’s common stock and the risk free interest rate  of 0.27% an 0.38% as of March 31, 2015 and 2014, respectively, during the remainder of the three year lock-up  period.  Changes in the fair value of the contingent consideration subsequent to the acquisition date are being recognized in earnings until the liability is eliminated or settled. The fair value of the liability was $460,000 on March 31, 2015.  The Company recognized income of $112,000 and an expense of $26,000, respectively, for the change in the value for the three months ended March 31, 2015 and 2014, respectively.

3.	Sale of MXL investment

The Company held a 19.9% equity investment in a privately-held company, MXL, which is engaged in the plastic molding and precision coating businesses. On February 3, 2014 the privately-held company exercised its right to purchase the Company’s 19.9% interest.  The Company received $994,000 for its 19.9% interest on March 26, 2014, resulting in a gain of $719,000 for the three months ended March 31, 2014.

4.	Per share data

Loss per share for the three months ended March 31, 2015 and 2014, respectively, is calculated based on 19,229,000 and 19,081,000 weighted average outstanding shares of common stock.  Included in these share numbers are vested RSUs of 734,815 and 608,526 for the quarters ended March 31, 2015 and 2014, respectively.

Options for 3,250,000 shares of common stock for the three months ended March 31, 2015 and 2014,  and unvested RSUs for 332,923 and 258,492 shares of common stock, respectively, for the three months  ended March 31, 2015 and 2014 were not included in the diluted computation as their effect would be anti-dilutive since the Company has losses   for both periods.

5.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At March 31, 2015, the Company had repurchased 1,791,821 shares of its common stock and a total of 3,208,179 shares, remained available for repurchase at March 31, 2015.

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

Short-term investments in mutual funds managed by a subsidiary of Winthrop and separate securities accounts are stated at the net asset value of the funds or the year-end closing price of the underlying security.  All investments are classified as Level 1 investments.

The following is a summary of current trading marketable securities at March 31, 2015 (in thousands):

	Cost	Unrealized Gains	Estimated Fair Value
Mutual funds	$91	$66	$157
	$91	$66	$157

7.	Incentive stock plans and stock based compensation

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

The Company recorded no compensation expense related to option grants for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the number of shares reserved and available for award under the 2007 NPDC Plan is 6,200,720 and under the 2003 Plan Amendment is 700,000.

During the three months ended March 31, 2015, there was no option activity.  As of March 31, 2015, there were outstanding options to acquire 3,250,000 common shares, all of which were vested and exercisable, having a weighted average exercise price of $2.31 per share, a weighted average  contractual term of 2.4 years and an aggregate intrinsic value of $221,000.

As of March 31, 2015, there was no unrecognized compensation expense related to non-vested options.

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

b)
370,000 RSUs were granted to four key executives, which vest  equally over three years, with the first third vesting one year from the Closing Date.  The RSUs were valued based on the closing price of the Company’s common stock on the Closing Date of $2.52, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25. The Company recorded compensation expense of $69,000 for each of the quarters ended March 31, 2015 and 2014 related to these RSUs. As of March 31, 2015, the total unrecognized compensation expense related to these unvested RSUs is $183,000, which will be recognized over the remaining vesting period of approximately 9 months.

In addition, the following RSUs were granted to employees of the Company:

(c)
17,738 RSUs were granted to certain employees  on February 4, 2013, which vest equally over three years, with the first third vesting on February 4, 2014.  At March 31, 2015, 14,348 of the RSU’s were still outstanding.  The RSUs are valued based on the closing price of the Company’s common stock on February 4, 2013 of $2.40, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $3,000 for each of the quarters ended March 31, 2015 and 2014 related to these RSUs.  The total unrecognized compensation expense related to these unvested RSUs at March 31, 2015 is $9,000, which will be recognized over the remaining vesting period of approximately 1 year.

d)
30,000 RSUs were granted to an employee on June 10, 2014, which will vest on the third anniversary of the individual’s employment, assuming the individual is still employed at that time.   The RSUs are valued based on the closing price of the Company’s common stock on June 10, 2014 of $1.90.  The Company did not record any compensation expense for the quarter ended March 31, 2015, but reversed $11,000 of compensation expense previously recorded during the year ended December 31, 2014 related to these RSUs since in the first quarter of 2015, the individual was no longer employed by the Company and the above RSUs were cancelled.

e)
On January 19, 2015 and March 31, 2015, 100,000 RSUs were issued on each date to two newly appointed directors of the Company.  The RSUs will vest equally over 3 years.  The RSUs are valued based on the closing price of the Company’s common stock on January 19, 2015 and March 31, 2015 of $1.70 and $1.85, respectively, less an average discount of 8% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $1.56 and $1.70, respectively.  The Company recorded compensation expense of $11,000 for the quarter ended March 31, 2015 related to the RSUs issued on January 19, 2015.  The total unrecognized compensation expense related to these unvested RSUs at March 31, 2015 is $314,000, which will be recognized over the remaining vesting period of approximately 3 years.

8.	Intangible Assets

At March 31, 2015, intangible assets subject to amortization which were recorded in connection with the acquisition of Winthrop consisted of the following (in thousands):

Intangible	Estimated useful life	Gross carrying amount	Accumulated Amortization	Net carrying amount

Investment management and Advisory Contracts	9 years	$3,181	$806	$2,375
Trademarks	10 years	433	99	334
Proprietary software and technology	4 years	960	547	413
		$4,574	$1,452	$3,122

For the periods ended March 31, 2015 and 2014 amortization expense was $160,000. The weighted-average amortization period for total amortizable intangibles at December 31, 2014 is 5.75 years.  Estimated amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Year ending December 31,
2015 (remainder)	$478
2016	630
2017	397
2018	397
2019	397
2020-2023	823
$3,122

9.	Related party transactions

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

On May 13, 2014, the Company’s Audit Committee approved a decrease to approximately $27,600 per month (effective as of June 1, 2014) in the monthly sublease and administrative support services rate, which decreased rate is part of the Company’s effort to control and reduce costs.  Operating expenses for the quarters ended March 31, 2015 and 2014, includes $83,000 and $122,000, respectively, related to the sublease arrangement with Bedford Oak. See Note 12 (d) for a description and the terms of the Company’s recent sublease transaction for its new corporate headquarters.  In March 2015, the Audit Committee approved the elimination of the monthly sublease and administrative support services fee effective March 31, 2015 as a result of the Company’s relocation to its new corporate headquarters.

Wright acts as an investment advisor, its subsidiary acts as a principal underwriter and one officer of Winthrop is also an officer for a family of mutual funds from which investment management and distribution fees are earned based on the net asset values of the respective funds.   Such fees, which are included in Other investment advisory services, amounted to $209,000 and $206,000 for the quarters ended March 31, 2015 and 2014, respectively.

10.	Income taxes

For the three months ended March 31, 2015 and 2014,  income tax expense of $17,000 and $9,000, respectively,  represents minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss  for the three months ended March 31, 2015 and 2014, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss.

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

b)
Winthrop maintains an officer retirement bonus plan (the “Bonus Plan”) that is an unfunded deferred compensation program providing retirement benefits equal to 10% of annual compensation, as defined, to those officers upon their retirement.   Effective December 1, 1999, the Plan was frozen so that no additional benefits will be earned.  The total obligation under the Bonus Plan at March 31, 2015, on an undiscounted basis is $1,595,000, of which $175,000 is estimated to be payable over the next twelve months.  The liability is payable to individual retired employees at the rate of $50,000 per year in equal monthly amounts commencing upon retirement.  The liability was recorded at $885,000 at the date of acquisition, representing its estimated fair value computed based on its present value, utilizing a discount rate of 14%, which was estimated to be the acquired company’s weighted average cost of capital on such date from the perspective of a market participant.  The calculated discount of $1,027,000 at the date of acquisition is being amortized as interest expense over the period the obligation is outstanding by use of the effective interest method.  For the three months ended March 31, 2015 and 2014, interest expense, (included in Interest expense and other (loss) income, net amounted to $37,000 and $20,000, respectively. At March 31, 2015, the present value of the obligation under the Bonus Plan was $877,000, respectively, net of discount of $718,000.

12.	Contingencies and other

a)
 On January 15, 2010, the Company completed the sale to The Merit Group, Inc. (“Merit”) of all of the issued and outstanding stock of the Company’s wholly-owned subsidiary, Five Star Products, Inc., the holding company and sole stockholder of Five Star Group, Inc., for cash.  On or about May 17, 2011, the Merit filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of South Carolina. On or about December 14, 2011, the Official Committee of Unsecured Creditors of TMG Liquidation Company (formerly known as The Merit Group, Inc.) filed in that court an adversary proceeding against the Company (the “Avoidance Action”). The Avoidance Action sought, among other things, to avoid and recover the consideration paid by Merit to the Company for the purchase of Five Star Products, Inc. from the Company under the Stock Purchase Agreement, dated November 24, 2009  (the “Agreement”), as a constructive fraudulent transfer under sections 548, 550, and 551 of the Bankruptcy Code.

On August 2, 2013 the Company entered into the settlement agreement, and during the year ended December 31, 2013, the Company recorded a loss in discontinued operations of $2,375,000 in connection with the Avoidance Action.  In April 2014, the Company agreed to a settlement of its insurance claim related to this matter, and received a net payment of $525,000, which was recorded as income in discontinued operations during the three months ended June 30, 2014.

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

Under their respective Employment Agreements, the three other key executives are serving as Senior Managing Directors of Winthrop.  Their Employment Agreements each provide for a term of three years, with automatic annual renewals unless notice of non-renewal is given at least six months prior to the applicable employment period.  Each of the three key executives is receiving an annual base salary of $250,000.  In addition to their base salaries, each of the other three key executives are entitled to receive a “Stay/Client Retention Bonus” of $114,000.  The Stay/Client Retention Bonus is payable in equal installments on the Closing Date and first, second and third anniversaries of the Closing Date.  Two of the executives elected to receive the Stay/Client Retention Bonus in RSUs, valued at $2.00 per RSU (a total of 114,000 RSUs) which vest in equal annual installments on the first, second and third anniversaries of the Closing Date provided that the recipient is then employed by Winthrop or one of its affiliates and one elected to receive cash payable in four equal installments of $28,500 each.

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

(d)
On July 1, 2014, Winthrop, pursuant to the terms of its Milford facility lease, gave eight months’ notice to their landlord to terminate their lease in Milford, Connecticut.  In August 2014, the Company entered into a five year sublease in Greenwich, Connecticut for 10,000 square feet.  Estimated annual rent for the Greenwich, Connecticut space, which expires on September 30, 2019 is as follows; $234,000 (2015), $240,000 (2016), $248,000 (2017), $255,000 (2018), and $196,000 (through September 30, 2019).   The Company moved their corporate office from Mount Kisco, New York to the new Greenwich, Connecticut facility in March 2015, which resulted in a consolidation of the Company’s operations.

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

13.	Subsequent event

The Company entered into a Limited Liability Company Agreement dated April 28, 2015 by and among EGS, LLC ,  a newly formed Delaware limited liability company (“EGS”) and the members named therein.  The Company invested $333,333 and acquired 333,333 Units, representing a 33.33% Membership Interest in EGS. In addition to the Company, EGS has two other members, one of whom is Marshall Geller, a member of the Company’s Board of Directors. The EGS transaction, as well as Mr. Geller’s participation in the transaction, received the prior approval of the Company’s Audit Committee.  Mr. Geller is the Managing Member of the LLC and also invested $333,333 and acquired 333,333 Units, representing a 33.33% Membership Interest in EGS.

EGS entered in a Note Purchase Agreement effective April 28, 2015 with Merriman Holdings, Inc. (“Merriman”), a publically traded company,  pursuant to which EGS purchased from Merriman for an aggregate purchase price of $1,000,000  (i) a one-year  Senior Secured Note in the original principal amount of $1,000,000, at 12% interest, payable quarterly, in arrears (the “Note”) and (ii) a Common Stock Purchase Warrant to purchase 500,000 shares of Merriman common stock (the “Warrants”). The Company received 166,666 Warrants with an exercise price of $1.00 per share and the Warrants expire in five years.   Merriman is a financial services holding company that provides capital markets advisory and research, corporate and investment banking services through its wholly-owned principal operating subsidiary, Merriman Capital, Inc. (“MC”).  The Note is secured by 99.998% of the capital stock of MC.  Marshall Geller also received 166,666 Warrants with an exercise price of $1.00 per share that expire in three years.

The Note, pursuant to the terms of an Intercreditor Agreement entered into with Merriman’s current debt holders, is senior to all of Merriman’s debt.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 23, 2015.

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

Results of Operations

Assets Under Management (AUM)

Winthrop earns revenue primarily by charging fees based upon AUM.  At March 31, 2015, AUM was $1.44 billion, as compared to $1.45 billion at December 31, 2014.  The change in AUM was due to deposits of $46 million and increased market value of $20 million, offset by redemptions and withdrawals of $79 million.

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

For the three months ended March 31, 2015, the Company had a loss from operations before income taxes of $824,000 compared to a loss from operations before income taxes of $116,000 for the three months ended March 31, 2014.   The increased loss of $708,000 was primarily the result of the $719,000 gain realized on the sale of the Company’s 19.9% interest in MXL in March 2014.  In addition, the Company had increased Other operating expenses of $107,000 and reduced Compensation and benefits of $21,000.  The Company also recognized $112,000 of income related to the Change in fair value of contingent consideration during the three months ended March 31, 2015, as compared to a loss of $26,000 recognized during the quarter ended March 31, 2014 (see Note 2 to the Condensed Consolidated Financial Statements).    Included in the loss incurred for the three months ended March 31, 2015 and 2014, respectively,  for Winthrop are amortization of intangibles of $159,000 and $159,000 , amortization of stay and retention bonuses of $34,000 and $34,000 and compensation expense of $61,000 and $72,000 related to RSU’s issued to Winthrop employees.

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

Revenue from Investment Management Services was $623,000 and $689,000 for the quarters ended March 31, 2015 and 2014, respectively. Within this category, Winthrop primarily bills clients based on AUM values as of calendar quarters.  Revenues are primarily from fees from; (i) Taft-Hartley clients, (ii) Personal Investment Managed Accounts, (iii) and other client serviced accounts.  The reduced revenue of $66,000 was attributable to decreased AUM of $22,000,000 within the Personal Managed Accounts, which maintains a higher fee structure than the Taft-Hartley business, which business had reduced AUM for the comparable periods of $27,000,000.

Revenue from Other investment advisory services was $697,000 and $628,000 for the quarters ended March 31, 2015 and 2014, respectively.   The increased revenues were due to increased AUM of approximately $104,000,000 for the comparable periods.  Other investment advisory service revenue includes: (i) revenue from Mutual Funds; (ii) fees from services provided to Bank Trust Departments; and (iii) investment income.  Revenue from Mutual Funds includes distribution fees for both Winthrop-sponsored mutual funds as well as other mutual funds and investment management fees from Winthrop-sponsored mutual funds.

Revenue from the sale of Financial research information and related data was $158,000 and $155,000 for the quarter ended March 31, 2015 and 2014, respectively.  Revenues are also derived from the distribution of investment research directly and through several third parties who act as distributors of such research content.  The fees paid by the end client are divided between Winthrop and the distributor.  Existing agreements in place with third party distributors, primarily Thomson Reuters, allow for the renegotiation of the revenue split, which could result in a decline in revenue to Winthrop.   In addition, the underlying data we utilize to produce our financial research and related data is primarily obtained from a third-party, Worldscope (currently owned by Thomson Reuters), which was at no cost to us through August 2014.  The Company concluded negotiations with Thomson Reuters in July 2014 and commenced paying for the updates in August 2014 at the most favored vendor rate.  The agreement expires in 2024.

Compensation and benefits

For the three months ended March 31, 2015, Compensation and benefits were $1,306,000 as compared to $1,327,000 for the three months ended March 31, 2014.

The reduced Compensation and benefits of $21,000 were the result of reduced costs of $41,000 at Winthrop, partially offset by increased expenses of $20,000 at the corporate level.  Included in Winthrop’s Compensation and  benefits for the three months ended March 31, 2015 and 2014 are the following; (i) stay and retention bonuses of $34,000 and (ii) compensation expense of $61,000 and $72,000 for the years ended March 31, 2015 and 2014, respectively, related to RSU’s issued to  Winthrop employees.

Other operating expenses

For the three months ended March 31, 2015, Other operating expenses were $1,071,000 as compared to $964,000 for the three months ended March 31, 2014.

The increased operating expenses of $107,000 were the result of increased operating  expenses at the corporate level of $130,000 primarily due to increased facility costs related to the move to the Company’s new Greenwich, Connecticut headquarters, as well as increased professional fees and maintenance costs, partially offset by reduced operating  expenses of $23,000 incurred by Winthrop.  Included in Winthrop’s Other operating expenses for the years ended March 31, 2015 and 2014 is amortization of intangibles of $159,000.

Income taxes

 For the three months ended March 31, 2015 and 2014, the Company recorded income tax expense of $17,000 and $9,000, respectively, which represents minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2015 and 2014, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss.

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

Financial condition

Liquidity and Capital Resources

At March 31, 2015, the Company had cash and cash equivalents totaling $10,550,000, which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s operating activities.

The decrease in cash and cash equivalents of $613,000 for the quarter ended March 31, 2015 was primarily the result of $604,000 used in operations.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances of Equity Securities

None

Purchases of Equity Securities

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased, and on March 29, 2011 the Company’s Board of Directors authorized an increase of an additional 1,000,000 shares to be repurchased. At March 31, 2012, the Company had repurchased 1,791,821 shares of its common stock and, a total of 3,208,179 shares remained available for repurchase.   There were no common stock repurchases made by or on behalf of the Company during the quarter ended March 31, 2015.

Item 6.                           Exhibits.

Exhibit No.		Description

10.22		Limited Liability Company Agreement for EGS, LLC effective April 28, 2015

10.23		Note Purchase Agreement Between EGS, LLC and Merriman Holdings, Inc., effective April 28, 2015

31.1	*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	*
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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Date: May 13, 2015	/s/ HARVEY P. EISEN
Name: Harvey P. Eisen
Title: Chairman of the Board and Chief Executive Officer

Date: May 13, 2015	/s/ IRA J. SOBOTKO
Name: Ira J. Sobotko
Title: Vice President, Chief Financial Officer