Form 10-Q
period 2015-06-30
Wright Investors Service Holdings, Inc.
filed 2015-08-14
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

As of August 3, 2015, there were 18,538,554 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.                      Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Investment management services	$617	$638	$1,240	$1,327
Other investment advisory services	718	661	1,415	1,288
Financial research and related data	170	138	328	294
	1,505	1,437	2,983	2,909
Expenses
Compensation and benefits	1,211	1,306	2,517	2,633
Other operating	894	1,005	1,965	1,969
	2,105	2,311	4,482	4,602

Operating loss	(600)	(874)	(1,499)	(1,693)
Interest expense and other (loss) income, net	(44)	(25)	(81)	(15)
Gain on sale of investment in MXL	-	-	-	719
Change in fair value of contingent consideration	(132)	(56)	(20)	(82)
Loss from continuing operations before income taxes	(776)	(955)	(1,600)	(1,071)
Income tax (expense) benefit	(16)	70	(33)	61
Loss from continuing operations	(792)	(885)	(1,633)	(1,010)

Income from discontinued operations, net of taxes (Note 13 (a))	-	315	-	315

Net loss	$(792)	$(570)	$(1,633)	$(695)

Basic and diluted (loss) income per share
Continuing operations	$(0.04)	$(0.05)	$(0.08)	$(0.05)
Discontinued operations	-	0.02	-	0.01
Net loss	$(0.04)	$(0.03)	$(0.08)	$(0.04)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2015	2014
Assets	(unaudited)
Current assets
Cash and cash equivalents	$9,910	$11,163
Short-term investments	163	154
Accounts receivable,net	379	336
Prepaid income taxes	5	12
Prepaid expenses and other current assets	323	451

Total current assets	10,780	12,116
Property and equipment, net	41	40
Intangible assets, net	2,963	3,281
Goodwill	3,364	3,364
Investment in LLC	230	-
Investment in undeveloped land	355	355
Other assets	198	108
Total assets	$17,931	$19,264

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,077	$1,116
Deferred revenue	83	12
Liability for contingent consideration	592	572
Current portion of officers retirement bonus liability	175	160
Total current liabilities	1,927	1,860

Officers retirement bonus liability, net of current portion	714	698
Total liabilities	2,641	2,558

Stockholders’ equity
Common stock	191	191

Additional paid-in capital	33,657	33,440

Accumulated deficit	(17,199)	(15,566)

Treasury stock, at cost (565,069 shares in 2015 and 2014)	(1,359)	(1,359)
Total stockholders' equity	15,290	16,706
Total liabilities and stockholders’ equity	$17,931	$19,264

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities

Net loss	$(1,633)	$(695)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	327	329
Change in liability for contingent consideration	20	82
Change in value of warrant	30	-
Equity based compensation, including issuance of stock to directors	217	163
Equity income in LLC	(17)	-
Gain on sale of investment in MXL	-	(719)
Changes in other operating items:
Accounts receivable	(43)	48
Investment securities	(9)	(12)
Deferred revenue	71	5
Officers retirement bonus liability	31	(19)
Prepaid income taxes	7	(7)
Prepaid expenses and other current assets	128	146
Accounts payable and accrued expenses	(39)	(151)
Net cash used in operating activities	(910)	(830)

Cash flows from investing activities
Proceeds from sale of investment in MXL	-	994
Investment in LLC	(333)	-
Additions to property and equipment	(10)	-
Net cash provided by (used in) investing activities	(343)	994

Net increase (decrease) in cash and cash equivalents	(1,253)	164
Cash and cash equivalents at the beginning of the period	11,163	12,566
Cash and cash equivalents at the end of the period	$9,910	$12,730

Supplemental disclosures of cash flow information
Net cash paid during the period for
Income taxes	$22	$23

Non cash activity:

The Company received a warrant during the three months ended June 30, 2015 initially valued at $120,000, which was marked to market to $90,000 at June 30, 2015.

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2015
(unaudited)
(in thousands, except share data)

						Total
			Additional		Treasury	stock-
	Common stock		paid -in	Accumulated	stock , at	holders
	shares	amount	capital	deficit	cost	equity

Balance at December 31, 2014	19,059,198	$191	$33,440	$(15,566)	$(1,359)	$16,706
Net loss	-	-	-	(1,633)	-	(1,633)
Issuance of common stock to directors	26,332	-	47	-	-	47
Equity based compensation expense	-	-	170	-	-	170

Balance at June 30, 2015	19,085,530	$191	$33,657	$(17,199)	$(1,359)	$15,290

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three and six months ended June 30, 2015 and 2014

(unaudited)

1.	Basis of presentation and description of activities

Basis of presentation

The accompanying interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The information and note disclosures normally included in complete financial statements have been condensed or omitted pursuant to such rules and regulations.  The Condensed Consolidated Balance Sheet as of December 31, 2014 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2015 interim periods are not necessarily indicative of results to be expected for the entire year.

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

Reclassification

The Company has reclassified $1,306,000 and $2,633,000 of Other operating expenses for the quarter and six months ended June 30, 2014 to Compensation and benefits in order to be consistent with the presentation for the quarter and six months period ended June 30, 2015.

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

A liability was recognized based on an estimate of the acquisition date fair value of the acquisition-related contingent consideration which may be payable.  The fair value was calculated by applying a lattice model, which takes into account the potential for the Company’s common stock price per share being less than $2.23 per share at the end of the 3 year lock-up period.  The fair value measurement is based on significant unobservable inputs that are supported by little market activity and reflect the Company’s own assumptions.  Key assumptions include stock price of $1.52 and $1.79 at June 30, 2015 and June 30, 2014, respectively, expected volatility 50% at both June 30, 2015 and 2014 in the Company’s common stock and the risk free interest rate  of 0.11% an 0.38% as of June 30, 2015 and 2014, respectively, during the remainder of the three year lock-up  period.  Changes in the fair value of the contingent consideration subsequent to the acquisition date are being recognized in earnings until the liability is eliminated or settled. The fair value of the liability was $592,000 on June 30, 2015.  The Company recognized an expense of $132,000 and $20,000, respectively, for the change in the value for the quarter and six months ended June 30, 2015 as compared to $56,000 and $82,000, respectively, for the quarter and six months ended June 30, 2014.

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

Loss per share for the three months ended June 30, 2015 and 2014 respectively, is calculated based on 19,245,000 and 19,088,000 weighted average outstanding shares of common stock. Included in the share number are vested Restricted Stock Units (“RSUs”) of 737,772 and 608,526 for the three months ended June 30, 2015 and 2014, respectively.

Loss per share for the six months ended June 30, 2015 and 2014 respectively, is calculated based on 19,236,000 and 19,085,000 weighted average outstanding shares of common stock. Included in the share number are vested RSUs of 734,815 and 606,836 for the six months ended June 30, 2015 and 2014, respectively.

Options for 3,250,000 shares of common stock for the quarter and six months ended June 30, 2015 and 2014, and nonvested RSUs for 328,128 shares of common stock for the quarter and six months ended June 30, 2015 and 300,640 shares of common stock for the quarter and six months ended June 30, 2014 were not included in the diluted computation as their effect would be anti-dilutive since the Company has losses from continuing operations for such periods.

5.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At June 30, 2015, the Company had repurchased 1,791,821 shares of its common stock and a total of 3,208,179 shares, remain available for repurchase at June 30, 2015.

6.	Short-term investments:

Short-term investments, which at June 30, 2015 and December 31, 2014 consist of mutual funds managed by a subsidiary of Winthrop are stated at the net asset value of the funds and are accounted for as trading securities with unrealized gain or loss included in Interest expense and other (loss) income, net in the Condensed Consolidated Statements of Operations.  Unrealized gains (losses) on short term investments amounted to $9,000 and ($3,000) during the three and six months ended June 30, 2015 and $11,000 and $7,000 during the three and six  months ended June 30, 2014.

7.           Investment in LLC

The Company entered into a Limited Liability Company Agreement dated April 28, 2015 by and among EGS, LLC,  a newly formed Delaware limited liability company (“EGS”) and the members named therein.  The Company invested $333,333 and acquired 333,333 Units, representing a 33.33% Membership Interest in EGS. In addition to the Company, EGS has two other members, one of whom is Marshall Geller, a member of the Company’s Board of Directors. The EGS transaction, as well as Mr. Geller’s participation in the transaction, received the prior approval of the Company’s Audit Committee.  Mr. Geller is the Managing Member of the LLC and also invested $333,333 and acquired 333,333 Units, representing a 33.33% Membership Interest in EGS.

EGS entered in a Note Purchase Agreement effective April 28, 2015 with Merriman Holdings, Inc. (“Merriman”), a publically traded company,  pursuant to which EGS purchased from Merriman for an aggregate purchase price of $1,000,000  (i) a one-year  Senior Secured Note in the original principal amount of $1,000,000, at 12% interest, payable quarterly, in arrears (the “Note”) and (ii) a Common Stock Purchase Warrant which expires in five years to purchase 500,000 shares of Merriman common stock  at $1.00 per share (the “Warrants”). EGS distributed the Warrants to its members and the Company received 166,666 Warrants which expire in five years.  The investment in EGS is being accounted for under the equity method. Under this method, the Company records its share of EGS’s earnings (losses) in the statement of operations with equivalent amount of increases (decreases) to the investment. At April 28, 2015, the Company valued the Warrants at their fair value, or $120,000, using the Black Scholes model, and recorded their value as a reduction in the investment in EGS.  The Company recorded approximately $17,000 of its share of EGS’s net income for the period from April 29, 2015 through June 30, 2015 which is included in Interest expense and other income (loss) in the Condensed Consolidated Statement of Operations.   At June 30, 2015, the value of the investment in EGS was $230,000. The Warrant which permits a cashless exercise, and qualifies as a derivative, is recorded at fair value (based on observable inputs) with change in such value included in earnings.   At June 30, 2015, the value of the Warrants (a Level 2 Security) was $90,000, which is included in Other Assets in the Condensed Consolidated Balance Sheet.  The change in the value of the Warrants from April 28, 2015 to June 30, 2015 of $30,000 is included in Interest expense and other income (loss) in the Condensed Consolidated Statement of Operations.

On July 20, 2015, a fourth member joined EGS and invested $333,333, and received a 25% Membership Interest in EGS.  EGS advanced the funds to Merriman and increased its investment in the Note and in addition, received 166,666 additional Warrants which it distributed to its new member.  This transaction reduced the Company’s interest in EGS to 25%, and changed the expiration date of the Note to July 20, 2016, and extended the exercise date of the warrant to five years from that date.

Merriman is a financial services holding company that provides capital markets advisory and research, corporate and investment banking services through its wholly-owned principal operating subsidiary, Merriman Capital, Inc. (“MC”).  The Note is secured by 99.998% of the capital stock of MC.  Marshall Geller also received 166,666 Warrants with an exercise price of $1.00 per share that expire in five years.

The Note, pursuant to the terms of an Intercreditor Agreement entered into with Merriman’s current debt holders, is senior to all of Merriman’s debt.

8.	Incentive stock plans and stock based compensation

Common stock options
The Company had initially adopted a stock-based compensation plan for employees and non-employee members of its Board of Directors in November 2003 (the “2003 Plan”), which was subsequently amended in March 2007 (the “2003 Plan Amendment”). In December 2007, the Company adopted the National Patent Development Corporation 2007 Incentive Stock Plan (the “2007 NPDC Plan”).  The 2003 Plan Amendment and the 2007 NPDC Plan shall be collectively referred to as the “Plans”. The Plans provide for up to 3,500,000 and 7,500,000 awards for shares under the 2003 Plan Amendment and 2007 NPDC Plan, respectively, in form of discretionary grants of stock options, restricted stock shares, restricted stock units (RSUs) and other stock-based awards to employees, directors and outside service providers. The  Plans are administered by the Compensation Committee of the Board of Directors, which consists solely of non-employee directors. The term of any option granted under the plans will not exceed ten years from the date of grant and, in the case of incentive stock options that are granted to a 10% or greater holder of total voting stock of the Company, shall expire three years from the date of grant.  The exercise price of any option granted under the Plans may not be less than the fair market value of the common stock on the date of grant or, in the case of incentive stock options that are granted to a 10% or greater holder of total voting stock, 110% of such fair market value.

The Company recorded no compensation expense related to option grants for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the number of shares reserved and available for award under the 2007 NPDC Plan is 6,200,720 and under the 2003 Plan Amendment is 700,000.

During the six months ended June 30, 2015, there was no option activity.  As of June 30, 2015, there were outstanding options to acquire 3,250,000  shares of common stock, all of which were vested and exercisable, have a weighted average exercise price of $2.31 per share, a weighted average contractual term of 2.1 years and an aggregate intrinsic value of $71,000.

.

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

b)
370,000 RSUs were granted to four key executives, which vest  equally over three years, with the first third vesting one year from the Closing Date.  The RSUs were valued based on the closing price of the Company’s common stock on the Closing Date of $2.52, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25. The Company recorded compensation expense of $69,000 and $139,000 for each of the quarters and six months ended June 30, 2015 and 2014 related to these RSUs. As of June 30, 2015, the total unrecognized compensation expense related to these unvested RSUs is $114,000, which will be recognized over the remaining vesting period of approximately six months.

In addition, the following RSUs were granted to employees of the Company:

(c)
17,738 RSUs were granted to certain employees on February 4, 2013, which vest equally over three years, with the first third vesting on February 4, 2014.  At June 30, 2015, 11,701 of the RSU’s were still outstanding.  The RSUs are valued based on the closing price of the Company’s common stock on February 4, 2013 of $2.40, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $3,000 and $5,000, respectively, for each of the quarters and six months ended June 30, 2015 and 2014 related to these RSUs.  The total unrecognized compensation expense related to these unvested RSUs at June 30, 2015 is $6,000, which will be recognized over the remaining vesting period of approximately one year.

d)
30,000 RSUs were granted to an employee on June 10, 2014, which will vest on the third anniversary of the individual’s employment, assuming the individual is still employed at that time.   The RSUs are valued based on the closing price of the Company’s common stock on June 10, 2014 of $1.90.  The Company did not record any compensation expense for the quarter and six months ended June 30, 2015, but reversed $11,000 of compensation expense previously recorded during the year ended December 31, 2014 related to these RSUs since in the first quarter of 2015, the individual was no longer employed by the Company and the above 30,000 RSUs were cancelled.

e)
100,000 RSUs were issued on each of January 19, 2015 and March 31, 2015, to two newly appointed directors of the Company.  The RSUs will vest equally over 3 years.  The RSUs are valued based on the closing price of the Company’s common stock on January 19, 2015 and March 31, 2015 of $1.70 and $1.85, respectively, less an average discount of 8% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $1.56 and $1.70, respectively.  The Company recorded compensation expense of $27,000 and $38,000, respectively, for the quarter and six months ended June 30, 2015 related to these RSUs. The total unrecognized compensation expense related to these unvested RSUs at June 30, 2015 is $287,000, which will be recognized over the remaining vesting period of approximately three years.

9.	Intangible Assets

At June 30, 2015, intangible assets subject to amortization which were recorded in connection with the acquisition of Winthrop consisted of the following (in thousands):

Intangible	Estimated useful life	Gross carrying amount	Accumulated Amortization	Net carrying amount

Investment management and Advisory Contracts	9 years	$3,181	$894	$2,287
Trademarks	10 years	433	110	323
Proprietary software and technology	4 years	960	607	353
		$4,574	$1,611	$2,963

For the six months ended June 30, 2015 amortization expense was $318,000. Estimated amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Year ending December 31,
2015 (remainder)	$318
2016	630
2017	397
2018	397
2019	397
2020-2023	824
$2,963

10.	Related party transactions

 Effective June 1, 2010, the Company had relocated its headquarters to the offices of Bedford Oak in Mount Kisco, New York. Bedford Oak is controlled by Harvey P. Eisen, Chairman, Chief Executive Officer and a director of the Company. The Company had been subleasing a portion of the Bedford Oak space and has access to various administrative support services on a month-to-month basis.  On October 31, 2012, the Company’s Audit Committee approved an increase to approximately $40,700 per month (effective as of September 1, 2012) in the monthly sublease and administrative support services rate, which increased rate the Company believed, was necessary to provide for the increased personnel and space requirements necessary for an operating company.

On May 13, 2014, the Company’s Audit Committee approved a decrease to approximately $27,600 per month (effective as of June 1, 2014) in the monthly sublease and administrative support services rate, which decreased rate is part of the Company’s effort to control and reduce costs.  Operating expenses for the six  months ended June 30, 2015 and 2014 includes $83,000 and $231,000, respectively, and for the three months ended June 30, 2015 and June 30, 2014 includes $0  and $109,000, respectively, related to the sublease arrangement with Bedford Oak.   In March 2015, the Audit Committee approved the elimination of the monthly sublease and administrative support services fee effective March 31, 2015 as a result of the Company’s relocation to its new corporate headquarters. See Note 13(d).

 Wright acts as an investment advisor, its subsidiary acts as a principal underwriter and one officer of Winthrop is also an officer for a family of mutual funds from which investment management and distribution fees are earned based on the net asset values of the respective funds.   Such fees, which are included in Other investment advisory services, amounted to $219,000 and $428,000 for the three and six months ended June 30, 2015, respectively, and $220,000 and $427,000 for the three and six months ended June 30, 2014, respectively.

11.	Income taxes

For the three and six months ended June 30, 2015, the Company recorded income tax expense from continuing operations of $16,000 and $33,000, respectively, which represents minimum state taxes. For the three and six months ended June 30, 2014, the Company recorded an income tax benefit from continuing operations of $70,000 and $61,000, respectively, which represents a combined federal and state benefit of $80,000 (based on the estimated annual effective tax rate) utilizing the loss from continuing operations against income from discontinued operations, offset by minimum state taxes of $10,000 and $19,000, respectively. In addition, for the three and six months ended June 30, 2014, the Company recorded income tax expense of $210,000 attributable to income from discontinued operations.

No tax benefit has been recorded in relation to the pre-tax loss from continuing operations for the three and six months ended June 30, 2015, or for the pre-tax loss from continuing operations for the three and six months ended June 30, 2014 in excess of the amount utilized to offset income from discontinued operations, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss.

12.	Retirement plans

a)
The Company maintains a 401(k) Savings Plan (the “Plan”), for full time employees who have completed at least one hour of service coincident with the first day of each month.  The Plan permits pre-tax contributions by participants.   Effective January 15, 2013, the employees of Winthrop and its subsidiaries were eligible to participate in the Plan, and the Company ceased matching the participant’s contributions.

b)
Winthrop maintains an officer retirement bonus plan (the “Bonus Plan”) that is an unfunded deferred compensation program providing retirement benefits equal to 10% of annual compensation, as defined, to those officers upon their retirement.   Effective December 1, 1999, the Plan was frozen so that no additional benefits will be earned.  The total obligation under the Bonus Plan at June 30, 2015, on an undiscounted basis is $1,570,000, of which $175,000 is estimated to be payable over the next twelve months.  The liability is payable to individual retired employees at the rate of $50,000 per year in equal monthly amounts commencing upon retirement.  The liability was recorded at $885,000 at the date of the Company’s acquisition of Winthrop, representing its estimated fair value computed based on its present value, utilizing a discount rate of 14%, which was estimated to be the acquired company’s weighted average cost of capital on such date from the perspective of a market participant.  The calculated discount of $1,027,000 at the date of acquisition is being amortized as interest expense over the period the obligation is outstanding by use of the effective interest method.   For the three and six months ended June 30, 2015, interest expense amounted to $37,000 and $75,000, respectively. For the three and six months ended June 30, 2014, interest expense amounted to $25,000 and $50,000, respectively.   At June 30, 2015, the present value of the obligation under the Bonus Plan was $889,000, respectively, net of discount of $681,000.

13.	Contingencies and other

a)
 On January 15, 2010, the Company completed the sale to The Merit Group, Inc. (“Merit”) of all of the issued and outstanding stock of the Company’s wholly-owned subsidiary, Five Star Products, Inc., the holding company and sole stockholder of Five Star Group, Inc., for cash.  On or about May 17, 2011,  Merit filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of South Carolina. On or about December 14, 2011, the Official Committee of Unsecured Creditors of TMG Liquidation Company (formerly known as The Merit Group, Inc.) filed in that court an adversary proceeding against the Company (the “Avoidance Action”). The Avoidance Action sought, among other things, to avoid and recover the consideration paid by Merit to the Company for the purchase of Five Star Products, Inc. from the Company under the Stock Purchase Agreement, dated November 24, 2009  (the “Agreement”), as a constructive fraudulent transfer under sections 548, 550, and 551 of the Bankruptcy Code.

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

(b)
Pursuant to his Employment Agreement, Mr. Peter Donovan serves as Chief Executive Officer of Winthrop, commencing upon the Closing Date.  Mr. Donovan’s Employment Agreement provides for a term of five years, with automatic annual renewals unless notice of non-renewal is given at least six months prior to the applicable employment period.  Mr. Donovan is receiving an annual base salary of $300,000, subject to increases at the discretion of the Compensation Committee of Winthrop’s Board of Directors.  During the initial term of Mr. Donovan’s Employment Agreement but subsequent to the third anniversary of the Closing Date (December 19, 2015), in the sole discretion of the Board of Directors of Winthrop, Mr. Donovan will assume the position of Executive Chairman of Winthrop in lieu of his position as Chief Executive Officer, with such authority, duties and responsibilities as are commensurate with his position as Executive Chairman and such other duties and responsibilities as may reasonably be assigned to him by the Chief Executive Officer of the Company.  As Executive Chairman, Mr. Donovan will be entitled to an annual base salary of $200,000.  During his employment under the Employment Agreement, Mr. Donovan reports directly to the Chief Executive Officer of the Company.

Under their respective Employment Agreements, the three other key executives are serving as Senior Managing Directors of Winthrop.  Their Employment Agreements each provide for a term of three years, with automatic annual renewals unless notice of non-renewal is given at least six months prior to the applicable employment period.  On June 16, 2015 the other three key executives were informed that their contracts would not be automatically renewed.  Each of the other three key executives is receiving an annual base salary of $250,000.  In addition to their base salaries, each of the other three key executives are entitled to receive a “Stay/Client Retention Bonus” of $114,000.  The Stay/Client Retention Bonus is payable in equal installments on the Closing Date and first, second and third anniversaries of the Closing Date.  Two of the executives elected to receive the Stay/Client Retention Bonus in RSUs, valued at $2.00 per RSU (a total of 114,000 RSUs) which vest in equal annual installments on the first, second and third anniversaries of the Closing Date provided that the recipient is then employed by Winthrop or one of its affiliates and the third elected to receive cash payable in four equal installments of $28,500 each.

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

(d)
On July 1, 2014, Winthrop, pursuant to the terms of its Milford facility lease, gave eight months’ notice to their landlord to terminate their lease in Milford, Connecticut.  In August 2014, the Company entered into a five year sublease in Greenwich, Connecticut for 10,000 square feet.  Estimated annual rent for the Greenwich, Connecticut space, which expires on September 30, 2019 is as follows; $234,000 (2015), $240,000 (2016), $248,000 (2017), $255,000 (2018), and $196,000 (through September 30, 2019).   The Company moved its corporate office from Mount Kisco, New York to the new Greenwich, Connecticut facility in March 2015, which resulted in a consolidation of the Company’s operations.

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

Results of Operations

Assets Under Management (AUM)

Winthrop earns revenue primarily by charging fees based upon AUM.  At June 30, 2015, AUM was $1.43 billion, as compared to $1.45 billion at December 31, 2014.  The change in AUM was due to deposits of $90 million and increased market value of $13 million, offset by redemptions and withdrawals of $122 million.

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

For the three months ended June 30, 2015, the Company had a loss from continuing operations before income taxes of $776,000 compared to a loss from continuing operations before income taxes of $955,000 for the three months ended June 30, 2014.   The reduced loss of $179,000 was primarily the result of increased revenues of $68,000, reduced Compensation and benefits of $95,000 and reduced Other operating expenses of $111,000, partially offset by an increased expense for the Change in fair value of contingent consideration of $76,000.   Included in the loss incurred for the quarters ended June 30, 2015 and 2014, respectively,  for Winthrop are amortization of intangibles of $159,000 and $159,000 , amortization of stay and retention bonuses of $34,000 and $34,000 and compensation expense of $74,000 and $74,000 related to RSU’s issued to Winthrop employees.

Compensation and benefits

For the three months ended June 30, 2015, Compensation and benefits were $1,211,000 as compared to $1,306,000 for the three months ended June 30, 2014.

The reduced Compensation and benefits of $95,000 for the three months ended June 30, 2015 were the result of reduced costs at Winthrop due to reduction in staff levels.  Included in Winthrop’s Compensation and  benefits for the three months ended June 30, 2015 and 2014 are the following; (i) stay and retention bonuses of $34,000 and (ii) compensation expense of $74,000 for the three months ended June 30, 2015 and 2014  related to RSU’s issued to  Winthrop employees.

Other operating expenses

For the three months ended June 30, 2015, Other operating expenses were $894,000 as compared to $1,005,000 for the three months ended June 30, 2014.

The reduced operating expenses of $111,000 were the result of reduced operating  expenses at the corporate level of $160,000 primarily due to reduced facility costs related to the move to the Company’s new Greenwich, Connecticut headquarters, as well as reduced professional fees, partially offset by increased maintenance and legal costs related to the Company’s properties in Killingly CT, partially offset by increased operating  expenses of $49,000 incurred by Winthrop. The increase in Winthrop’s operating expenses was due to increased professional fees and outside information services. Included in Winthrop’s Other operating expenses for the three months  ended June 30, 2015 and 2014 is amortization of intangibles of $159,000.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

For the six months ended June 30, 2015, the Company had a loss from continuing operations before income taxes of $1,600,000 compared to a loss from continuing operations before income taxes of $1,071,000 for the six months ended June 30, 2014.  The increased loss of $529,000 was primarily the result of the $719,000 gain realized on the sale of the Company’s 19.9% interest in MXL in March 2014.     The $719,000 gain in 2014 was partially offset by reduced Compensation and benefits of $116,000, reduced expense for the Change in fair value of contingent consideration of $62,000 and increased revenues of $74,000, partially offset by increased Interest expense and other (loss) income, net of $66,000.  Included in the loss incurred for the six months  ended June 30, 2015 and 2014 for Winthrop are amortization of intangibles of $318,000 and $318,000, amortization of stay and retention bonuses of $67,000 and $68,000  and compensation expense of $133,000 and  $146,000 related to RSU’s issued to Winthrop employees, respectively.

Compensation and benefits

For the six months ended June 30, 2015, Compensation and benefits were $2,517,000 as compared to $2,633,000 for the six months ended June 30, 2014.

The reduced Compensation and benefits of $116,000 were the result of reduced costs of $138,000 at Winthrop resulting from reduced staff levels, partially offset by increased expenses of $22,000 at the corporate level.  Included in Winthrop’s Compensation and  benefits for the three months ended June 30, 2015 and 2014, respectively, are the following; (i) stay and retention bonuses of $67,000 and $68,000 and (ii) compensation expense of $133,000 and $146,000 for the six months ended June 30, 2015 and 2014  related to RSU’s issued to  Winthrop employees.

Other operating expenses

For the six months ended June 30, 2015, Other operating expenses were $1,965,000 as compared to $1,969,000 for the six months ended June 30, 2014.

During the six months ended June 30, 2015, at the corporate level, the Company had reduced facility costs related to the move to the Company’s new Greenwich, Connecticut headquarters, as well as reduced professional fees, partially offset by increased maintenance and legal costs related to the Company’s properties in Killingly CT.  Included in Winthrop’s Other operating expenses for the six months ended June 30, 2015 and 2014 is amortization of intangibles of $159,000.

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

Wright Private Asset Management, LLC (WPAM) offers programs to support high net worth investors and other individual investors.  WPAM manages a variety of accounts including: discretionary investment accounts, individual retirement accounts (IRAs), 401k plans and accounts for non-corporate fiduciaries, such as trustees, executors, guardians, personal representatives, attorneys and other professionals who are responsible for the assets of others and must manage those assets in accordance with the Prudent Investor Act.  This investment process, developed and monitored by the Wright Investment Committee, and related investment strategies, are utilized to address the objectives of WPAM clients.

Winthrop, through its WISDI affiliate, offers a diversified family of mutual funds. Wright Mutual Funds, of which there are four funds,  are utilized by the Wright Companies and others to build or supplement managed investment portfolios designed to address clients’ financial objectives.

Revenue from Investment Management Services was $617,000 and $1,240,000 for the quarter and six months ended June 30, 2015, respectively, as compared to $638,000 and $1,327,000 for the quarter and six months ended June 30, 2014, respectively.    Within this category, Winthrop primarily bills clients based on AUM values as of calendar quarters.  Revenues are primarily from fees from; (i) Taft-Hartley clients, (ii) Personal Investment Managed Accounts, (iii) and other client serviced accounts.   The reduced revenue of $21,000 and $87,000, respectively, for the quarter and six months ended June 30, 2015 was attributable to decreased AUM of $25,000,000 for the second quarter of 2015 and $22,000,000 for the first quarter of 2015 within the Personal Managed Accounts, which maintains a higher fee structure than the Taft-Hartley business, which business also had reduced AUM for the comparable periods of $18,000,000 and $27,000,000.

Revenue from Other investment advisory services was $718,000 and $1,415,000 for the quarter and six months ended June 30, 2015 respectively, as compared to $661,000 and $1,288,000 for the quarter and six months ended June 30, 2014, respectively.   Other investment advisory service revenue includes: (i) revenue from Mutual Funds; (ii) fees from services provided to Bank Trust Departments; and (iii) investment income.  Revenue from Mutual Funds includes distribution fees for both Winthrop-sponsored mutual funds as well as other mutual funds and investment management fees from Winthrop-sponsored mutual funds. The increased revenue of $57,000 and $127,000, respectively,  for the quarter and six months ended June 30, 2015 is due to increased AUM as compared to the comparable periods in 2014, primarily due to increased AUM of approximately $80,000,000 in the Bank Trust business for the second quarter of 2015 and $104,000,000 for the first quarter of 2015, as compared to the comparable periods of 2014.

Revenue from the sale of Financial research information and related data was $170,000 and $328,000 for the quarter and six months ended June 30, 2015, respectively, as compared to $138,000 and $294,000 for the quarter and six months ended June 30, 2014, respectively.  Revenues are also derived from the distribution of investment research directly and through several third parties who act as distributors of such research content. The fees paid by the end client are divided between Winthrop and the distributor.  Existing agreements in place with third party distributors, primarily Thomson Reuters, allow for the renegotiation of the revenue split, which could result in a decline in revenue to Winthrop.   In addition, the underlying data Winthrop utilizes to produce its financial research and related data is primarily obtained from a third-party, Worldscope (currently owned by Thomson Reuters), which was at no cost to Winthrop through August 2014.  The Company concluded negotiations with Thomson Reuters in July 2014 and commenced paying for the updates in August 2014 at the most favored vendor rate.  The agreement expires in 2024.

Income taxes

For the three and six months ended June 30, 2015, the Company recorded income tax expense from continuing operations of $16,000 and $33,000, respectively, which represents minimum state taxes. For the three and six months ended June 30, 2014, the Company recorded an income tax benefit from continuing operations of $70,000 and $61,000, respectively, which represents a combined federal and state benefit of $80,000 (based on the estimated annual effective tax rate) utilizing the loss from continuing operations against income from discontinued operations, offset by minimum state taxes of $10,000 and $19,000, respectively. In addition, for the three and six months ended June 30, 2014, the Company recorded income tax expense of $210,000 attributable to income from discontinued operations.

No tax benefit has been recorded in relation to the pre-tax loss from continuing operations for the three and six months ended June 30, 2015, or for the pre-tax loss from continuing operations for the three and six months ended June 30, 2014 in excess of the amount utilized to offset income from discontinued operations, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss.

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

In addition, the Company has a $333,333 Investment in EGS.  At June 30, 2015, such investment had a carrying value of $230,000.  See Note 7 to the Condensed Consolidated Financial Statements.

The Company monitors these investments for impairment by considering current factors, including the economic environment, market conditions, and other specific factors and records impairments in carrying values when necessary.

Financial condition

Liquidity and Capital Resources

At June 30, 2015, the Company had cash and cash equivalents totaling $9,910,000, which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s operating activities.

The decrease in cash and cash equivalents of $1,253,000 for the six months ended June 30, 2015 was the result of  $910,000 used in operations and $343,000 used in investing activities, primarily related to the Company’s investment in EGS (see Note 7 to the Condensed Consolidated Financial Statements).

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances of Equity Securities

On May 4, 2015, the Company issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), shares of Company common stock to Lawrence G. Schafran, Marshall S. Geller, and Richard C. Pfenniger Jr. directors of the Company, in payment of their first and second quarter 2015 quarterly directors fees for Mr. Geller and Mr. Schafran and the second quarter 2015 quarterly directors fees for Mr. Pfenigger.  Mr. Schafran, Mr. Geller and Mr. Pfenigger received 11,324, 10,616 and 4,392 shares of Company common stock, respectively.  The aggregate value of the 11,324, 10,616 and 4,392 shares of Company common stock issued to Mr. Schafran Mr. Geller and Mr. Pfenigger, respectively, were approximately $20,000, $18,750 and $8,125, respectively, on the date of issuance.  These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

This issuance qualified for exemption from registration under the Securities Act because (i) Mr. Schafran, Mr. Geller and Mr. Pfenigger are each an accredited investor, (ii) the Company did not engage in any general solicitation or advertising in connection with the issuance, and (iii) Mr. Schafran, Mr. Geller and Mr. Pfenigger received restricted securities.

Purchases of Equity Securities

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased, and on March 29, 2011 the Company’s Board of Directors authorized an increase of an additional 1,000,000 shares to be repurchased. At June 30, 2015, the Company had repurchased 1,791,821 shares of its common stock and, a total of 3,208,179 shares remain available for repurchase.   There were no common stock repurchases made by or on behalf of the Company during the quarter ended June 30, 2015.

Item 6.		Exhibits.

Exhibit No.		Description

10.22		Limited Liability Company Agreement for EGS, LLC effective April 28, 2015

10.23		Note Purchase Agreement Between EGS, LLC and Merriman Holdings, Inc., effective April 28, 2015

10.24	*	-Note Purchase Agreement Between EGS, LLC and Merriman Holdings, Inc., effective July 16, 2015

31.1	*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	*
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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Date: August 14, 2015	/s/ HARVEY P. EISEN
Name: Harvey P. Eisen
Title: Chairman of the Board and Chief Executive Officer

Date: August 14, 2015	/s/ IRA J. SOBOTKO
Name: Ira J. Sobotko
Title: Vice President, Chief Financial Officer