Form 10-K
period 2015-12-31
Wright Investors Service Holdings, Inc.
filed 2016-03-24
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $15,000,000.

As of March 3, 2016, 19,169,273 shares of the registrant’s common stock were outstanding.

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2015.

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

PART I

Item 1.  Business.

General Development of Business

Wright Investors’ Service Holdings, Inc. (formerly National Patent Development Corporation) (the “Company”, “Wright Holdings”, “we” or “us”) was incorporated on March 10, 1998 as a wholly-owned subsidiary of GP Strategies Corporation (“GP Strategies”) and in November 2004, the Company’s common stock was spun-off to holders of record of GP Strategies common stock and GP Strategies Class B capital stock.  The Company’s common stock is quoted on the OTC Bulletin Board and is traded under the symbol “WISH”.

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

Overview

The Company’s assets currently consist of its 100% ownership interest in Winthrop and cash and cash equivalents, which were $8,493,000 at December 31, 2015.    The Company intends to use its remaining cash and cash equivalents to acquire interests in one or more operating businesses in the asset management space that it believes will be synergistic with Winthrop and to fund the Company’s general and administrative expenses.

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

As of the Closing Date, the Company entered into the Investors’ Rights Agreement with Peter M. Donovan, Theodore S. Roman, Amit S. Khandwala, and M. Anthony E. van Daalen (the “Key Winthrop Employees”) and each former Winthrop shareholder who elected to receive Company Common Stock as Merger Consideration.  The Investors’ Rights Agreement provides that shares of Company Common Stock received as Merger Consideration will be subject to a three year transfer restriction and, for any such shares held by an employee of the Company who terminates such employment without “good reason” prior to the third anniversary of the Closing (December 19, 2015), a call right in favor of the Company at a purchase price per share equal to the fair market value of Company Common Stock as of the date of the notice of the exercise of the call right.  In addition, the Investors’ Rights Agreement provides for: (i) a right of first offer in favor of the Key Winthrop Employees in the event that the Company effects or agrees to a sale of Winthrop or all or substantially all of its business or assets prior to the fifth anniversary of the Closing, and (ii) certain demand and piggyback registration rights to be available following the third anniversary of the Closing with respect to the Company Common Stock held, or to be held upon the settlement date of each applicable holder’s restricted stock unit agreement, by parties to the Investors’ Rights Agreement.

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

 6. Wright FIRST Investment Research Service. Winthrop offers WrightFIRST as a valuable financial management service to Portfolio, Trust and Investment Professionals. WrightFIRST is uniquely designed to facilitate portfolio management, support compliance and regulatory reporting, and enhance business development and client servicing.

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

Customers

Our investment advisory client base consists of a large number of geographically diverse clients across many industries. We provide investment management services to a broad range of clients, including mutual funds, retirement plans, public pension funds, endowments, foundations, financial institutions and high net worth individuals. We strive to expand our client base by attracting new clients and earning additional business from our existing clients. As of December 31, 2015, no single client’s assets managed by us represented more than 10% of our AUM.

Our client base for research services consists of individuals and companies who access our reports through various distributors or through our own website, www.corporateinformation.com. For the year ended December 31, 2015, approximately 75% of our research revenue has been derived from Thomson Reuters.

 Intellectual Property

We maintain a number of trademarks, copyrights, trade secrets and licenses to intellectual property owned by others.  Our trademarks relate to our company names and certain products we provide and expire at various dates ranging from 2016 to 2020.  Although in aggregate our intellectual property is important to our operations, we do not consider any single trademark, copyright, trade secret or license to be of material importance to any segment or to our business as a whole.

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

Employees

At December 31, 2015, Winthrop employed 28 full-time employees, including 10 investment management, research and trading professionals, 11 marketing and client service professionals and 7 operations and business management professionals. None of our employees are subject to any collective bargaining agreements.

The Company employed a total of 4 employees at the corporate level as of December 31, 2015, of which all were full-time employees.

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

Our subsidiary, WISDI, is registered as a broker-dealer under the Exchange Act and is subject to regulation by FINRA, the SEC and various state agencies.  Among other regulations, WISDI is subject to the SEC’s net capital rule, which requires a broker-dealer to maintain a minimum level of net capital.  The particular level varies depending upon the nature of the activity undertaken by a firm.  At December 31, 2015, WISDI exceeded its minimum net capital requirement.  The net capital rule is designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer.  In computing net capital, various adjustments are made to net worth which excludes assets not readily convertible into cash.  The rule also requires that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner to avoid over-inflation of the broker-dealer’s net capital.  A significant operating loss or any charge against net capital could adversely affect the ability of our broker-dealer to expand, or depending on the magnitude of the loss or charge, maintain its then present level of business.  FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital.  If the calculation reveals a net capital deficiency, FINRA may immediately restrict or suspend some or all of the broker-dealer’s activities.  Our broker-dealer subsidiary may not be able to maintain adequate net capital, or its net capital may fall below requirements established by the SEC and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether.  Under certain circumstances, the net capital rule may limit our ability to make withdrawals of capital and receive dividends from WISDI.

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

As of December 31, 2015, Bedford Oak Advisors, LLC and GAMCO Investors, Inc. beneficially owned 27.2% and 12.2% of the Company’s common stock, respectively.  Bedford Oak Advisors, LLC is controlled by Mr. Harvey P. Eisen, the Company’s Chairman and Chief Executive Officer.  Mr. Eisen beneficially owned at such date 36.3% of the Company’s common stock, which amount includes the 27.2% beneficially owned by Bedford Oak Advisors, LLC.  The Company has entered into Investor Rights Agreements with former Winthrop stockholders that received shares of our common stock in connection with the Winthrop transaction.  The Investor Rights Agreement is a registration rights agreement, which include both customary demand and “piggyback” registration provisions, allow the respective stockholders to cause us to file one or more registration statements for the resale of their respective shares of the Company’s common stock and cooperate in certain underwritten offerings.  Sales by us or our large stockholders of a substantial number of shares of our common stock in the public market pursuant to registration rights or otherwise, or the perception that these sales might occur, could cause the market price of our common stock to decline.

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

At December 31, 2015 we had outstanding 19,155,752 shares of our common stock, which includes 596,513 Restricted Stock Units (“RSUs”) which became fully vested without restrictions on December 19, 2015 and were issued in the first quarter of 2016.  In addition the Company has 11,701, RSUs which will become fully vested without post-vesting restrictions on sale in February 2016, and options to purchase a total of 3,250,000 shares of common stock, which were all exercisable.  In addition, there are 200,000 RSUs of which zero were vested at December 31, 2015. We are authorized to issue up to 30,000,000 shares of common stock and are therefore able to issue additional shares without being required under corporate law to obtain shareholder approval.  If we issue additional shares, or if our existing shareholders exercise their outstanding options, our other shareholders may find their holdings drastically diluted, which if it occurs, means they would own a smaller percentage of our Company.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Subsidiaries of Winthrop leased an office facility in Milford, CT under an operating lease expiring in 2017, which, in addition to the minimum lease payments, require payment of electricity and property taxes.  The total annual lease cost is approximately $90,000.  Effective March 31, 2014, Winthrop had the right to terminate the lease upon 8 months’ notice.

On July 1, 2014, Winthrop, pursuant to the terms of its Milford facility lease, gave eight months’ notice to their landlord of their intention to terminate their lease in Milford, Connecticut.  In August 2014, the Company entered into a five year sublease in Greenwich, Connecticut for 10,000 square feet.  The current annual rent for the new sublease, which expires on September 30, 2019 is $230,000, subject to 3% annual increases.  The Company moved all their operations,  including the corporate office in Mount Kisco, New York to the new Greenwich, Connecticut facility in the first quarter of 2015.

Effective June 1, 2010, the Company relocated its headquarters to the offices of Bedford Oak Advisors, LLC (“Bedford Oak”) in Mount Kisco, New York. The Company was subleasing a portion of the space and had access to various administrative support services on a month-to-month basis at the rate of approximately $19,700 per month.  As a result of the Merger Agreement with Winthrop, the Company transitioned from a “shell company” as defined in Rule 12b-2 of the Exchange Act, into an operating company.  As a result, on October 31, 2012 the Company’s Audit Committee approved an increase to approximately $40,700 (effective as of September 1, 2012) in the monthly sublease and administrative support services rate, which increased rate the Company believed was necessary to provide for the increased personnel and space requirements necessary for an operating company. On May 13, 2014, the Company’s Audit Committee approved a decrease to approximately $27,600 per month (effective as of June 1, 2014) in the monthly sublease and administrative support services rate, which decreased rate is part of the Company’s effort to control and reduce costs.    The Company moved out of the Mount Kisco, NY location in March 2015.  In March 2015, the Audit Committee approved the elimination of the monthly sublease and administrative support services fee effective March 31, 2015.    See “Certain Relationships and Related Transactions, and Director Independence” below.

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

The Company’s certificate of incorporation and bylaws provide that, subject to limited exceptions and requirements, the Company is required to indemnify its directors and officers, and each person serving at the request of the Company as a director, officer, incorporator, partner, manager or trustee of another entity, to the fullest extent permitted by the DGCL.  The Company’s bylaws also provide that, subject to limited exceptions and requirements, the Company is required to advance to such persons expenses (including attorney’s fees) incurred by them in defending and preparing for the defense of any proceeding or investigation in respect of which indemnification may be available.

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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters.

The following table presents the high and low bid and asked prices for the Company’s common stock for 2015 and 2014.  The Company’s common stock, $0.01 par value, is quoted on the OTC Bulletin Board.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Quarter	High	Low

2015	First	$2.00	$1.45
	Second	$2.00	$1.52
	Third	$1.65	$1.31
	Fourth	$2.00	$1.25

2014	First	$2.25	$1.80
	Second	$2.00	$1.60
	Third	$1.90	$1.72
	Fourth	$1.74	$1.05

The number of stockholders of record of the Company’s common stock as of March 8, 2015 was 794 and the closing price on the OTC Bulletin Board of such common stock on that date was $1.43 per share.

The Company did not declare or pay any cash dividends on its common stock in 2015 or 2014. The Company currently intends to retain future earnings to finance the growth and development of its business and does not intend to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At December 31, 2015 and 2014, the Company had repurchased an aggregate of 1,791,971 and 1,791,821 shares of its common stock, respectively, and a total of 3,208,029 shares, remained available for repurchase at December 31, 2015 pursuant to the 5,000,000 share repurchase plans.  The Company repurchased 150 shares of common stock during the year ended December 31, 2015.

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

On the Closing Date, 881,206 shares of the Company’s Common Stock were issued by the Company as merger consideration to those holders of Winthrop Common Stock who elected to receive Company Common Stock as merger consideration and the Company paid cash totaling $4,852,000 to those holders of Winthrop Common Stock who elected to receive cash as merger consideration. Pursuant to the Merger Agreement and an Investors’ Rights Agreement, holders of Winthrop Common Stock who elected to receive Company Common Stock as merger consideration were subject to a three-year transfer restriction on such Company Common Stock. Further, the Company agreed to pay contingent consideration in cash to a holder of Winthrop common stock who received 852,228 shares of Company Common Stock to the extent that such shares have a value of less than $1,900,000 on the expiration of the three year period based on the average closing price of the Company’s Common Stock for the ten trading days prior to such date. The contingent cash consideration paid in December 2015 was $236,000.

Pursuant to the Merger Agreement, the Company has entered into employment agreements with four key Winthrop employees having initial terms of five years for one employee and three years for three employees which provide for compensation in the form of base salary, various bonuses and restricted stock units, representing Company Common Stock (“RSUs”).  The employment agreements provide for automatic annual renewals unless notice of non-renewal is given at least six months prior to the applicable employment period. On June 16, 2015, the three key executives with three year contracts were informed that their contracts would not be automatically renewed.  See Notes 14 and 16(b) to the Consolidated Financial Statements.

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

Employees’ stock based compensation.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The valuation provisions of ASC 718 apply to new grants and to grants that were outstanding as of the effective date of ASC 718 and are subsequently modified. See Note 14 to the Consolidated Financial Statements for further information regarding our stock-based compensation assumptions and expense.

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

A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. We have provided a full valuation allowance against our deferred tax assets.  The valuation allowance increased by approximately $998,000 and $1,109,000 respectively, during the years ended December 31, 2015 and 2014 due to increases of net operating loss carryforwards and other deferred tax assets.

Intangible Assets

Intangible assets, which were recorded in connection with the acquisition of Winthrop, are amortized over their estimated useful lives, on a straight-line basis. Intangible assets subject to amortization are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assesses the recoverability of its intangible assets by determining whether the unamortized balance can be recovered over the assets’ remaining life through undiscounted forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce such amounts to fair value determined based on forecasted future cash flows discounted at a rate commensurate with the risk associated with achieving such cash flows. Future cash flows are based on trends of historical performance and the Company’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.  No impairment of intangible assets was recognized at December 31, 2015 or 2014.

Goodwill

Goodwill, which was recorded in connection with the acquisition of Winthrop, is not subject to amortization and is tested for impairment annually on December 31, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount, underlying goodwill. Fair value was calculated based upon future cash flows discounted at a rate commensurate with the risk involved,  market based comparables and recent transactions within the financial services industry.   If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.   No impairment of goodwill was recognized at December 31, 2015 or 2014.

Results of Operations

Year ended December 31, 2015 compared to the year ended December 31, 2014

For the year ended December 31, 2015, the Company had a loss from continuing operations before income taxes of $2,394,000 compared to a loss from continuing operations before income taxes of $2,727,000 for the year ended December 31, 2014.   Discontinued operations in 2014 reflect income related to recovery under an insurance claim of a portion of a settlement paid by the Company in a prior year in connection with the sale of Five Star on January 5, 2010.

The reduced loss of $333,000 was primarily the result of reduced Compensation and benefits of $306,000 and reduced Other operating expenses of $253,000, as well as increased revenues of $205,000.  In addition the Company recorded income of $336,000 on the final settlement of the liability for contingent consideration (see Note 5 to the Consolidated Financial Statements). The reduced loss from continuing operations was offset by the $719,000 gain realized on the sale of the Company’s 19.9% interest in MXL in March 2014.   Included in Winthrop’s operating loss  for the years ended December 31, 2015 and 2014 are the following; (i) amortization of intangibles of $637,000, (ii) stay and retention bonuses of $135,000 and $133,000 and (iii) compensation expense of $252,000 and $295,000 for the years ended December 31, 2015 and 2014, respectively, related to RSU’s issued to  Winthrop employees.

The Company’s management utilizes Adjusted EBITDA to measure performance of its operating segment.  See Note 18 to Consolidated Financial Statements for Adjusted EBITDA of the operating segment and a reconciliation of Loss from continuing operations before income taxes.

Assets Under Management (AUM)

Winthrop earns revenue primarily by charging fees based upon AUM.  At December 31, 2015 and 2014, AUM was $1.45 billion. For the year ended December 31, 2015 the Company had deposits of $208 million and increased market value of $7 million, offset by redemptions and withdrawals of $216 million.

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

Revenue from Investment Management Services was $2,453,000 for the year ended December 31, 2015 as compared to $2,600,000 for the year ended December 31, 2014. Within this category, Winthrop primarily bills clients based on AUM values as of calendar quarters.  Revenues are primarily from fees from; (i) Taft-Hartley clients, (ii) Personal Investment Managed Accounts,  and (iii)  other client serviced accounts.

Revenue from Other investment advisory services was $2,839,000 for the year ended December 31, 2015 as compared to $2,600,000 for the year ended December 31, 2014. Other investment advisory service revenue includes: (i) revenue from Mutual Funds; (ii) fees from services provided to Bank Trust Departments; and (iii) investment income.  Revenue from Mutual Funds includes distribution fees for both Winthrop-sponsored mutual funds as well as other mutual funds and investment management fees from Winthrop-sponsored mutual funds.

Revenue from the sale of Financial research information and related data was $733,000 for the year ended December 31, 2015 as compared to $620,000 for the year ended December 31, 2014.  Revenues are also derived from the distribution of investment research directly and through several third parties who act as distributors of such research content.  The fees paid by the end client are divided between Winthrop and the distributor.  Existing agreements in place with third party distributors, primarily Thomson Reuters, allow for the renegotiation of the revenue split, which could result in a decline in revenue to Winthrop. In addition, the underlying data we utilize to produce our financial research and related data is primarily obtained from a third-party, Worldscope (currently owned by Thomson Reuters), which was at no cost to us through August 2014.  The Company concluded negotiations with Thomson Reuters in July 2014 and commenced paying for the updates in August 2014 at the most favored vendor rate.  The agreement expires in 2024.

Compensation and benefits

For the year ended December 31, 2015, Compensation and benefits were $4,802,000 as compared to $5,108,000 for the year ended December 31, 2014.

The reduced Compensation and benefits of $306,000 were primarily the result of reduced costs of $300,000 at Winthrop resulting from reduced staff levels.  Included in Winthrop’s Compensation and  benefits for the years ended December 31, 2015 and 2014 are the following; (i) stay and retention bonuses of $135,000 and $133,000, respectively, and  (ii) compensation expense of $252,000 and $295,000 for the years ended December 31, 2015 and 2014, respectively, related to RSU’s issued to  Winthrop employees.

Other operating expenses

For the year ended December 31, 2015, Other operating expenses were $3,783,000 as compared to $4,036,000 for the year ended December 31, 2014.

The reduced Other Operating expenses of $253,000 for the year ended December 31, 2015, were the result of reduced costs at both the corporate and Winthrop levels.  The reduced corporate costs are the result of reduced facility costs related to the move to the Company’s new Greenwich, Connecticut headquarters, as well as reduced professional fees, partially offset by increased  maintenance and legal costs related to the Company’s properties in Killingly CT, as well as increased travel and promotion costs.  The decrease in Winthrop’s operating expenses was primarily due to reduced travel and promotion and professional fees, partially offset by increased outside information services.   Included in Winthrop’s Other operating expenses for the years ended December 31, 2015 and 2014 is amortization of intangibles of $637,000.

Income taxes

For the year ended December 31, 2015, the income tax expense related to continuing operations of $27,000 substantially represents minimum state income taxes.

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

No tax benefit has been recorded in relation to the pre-tax loss from continuing operations for the year ended December 31, 2015 or for the pre-tax loss from continuing operations for the year ended December 31, 2014 in excess of the amount utilized to offset income from discontinued operations, due to a full valuation allowance to offset any deferred tax asset primarily related to net operating loss carry forwards attributable to the loss.

Financial condition, liquidity and capital resources

Liquidity and Capital Resources

At December 31, 2015, the Company had cash and cash equivalents totaling $8,493,000, which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s general and administrative expenses.  The Company believes that its working capital is sufficient to support its operating requirements for at least the next 15 months ended March 31, 2017.

The decrease in cash and cash equivalents of $2,670,000 for the year ended December 31, 2015 was the result of $1,690,000 used in operations,$352,000 used by investing activities and $628,000 used in financing activities.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Financial Statements of Wright Investors’ Service Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Wright Investors' Service Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Wright Investors' Service Holdings, Inc. (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wright Investors' Service Holdings, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper, LLP

New York, New York
March 24, 2016

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014
Revenues
Investment management services	$2,453	$2,600
Other investment advisory services	2,839	2,600
Financial research and related data	733	620
	6,025	5,820
Expenses
Compensation and benefits	4,802	5,108
Other operating	3,783	4,036
	8,585	9,144

Operating loss	(2,560)	(3,324)

Investment and other expense, net	(170)	(56)

Gain on sale of investment in MXL	-	719

Change in fair value of liability for contingent consideration	336	(66)

Loss from continuing operations before income taxes	(2,394)	(2,727)

Income tax (expense) benefit	(27)	172

Loss from continuing operations	(2,421)	(2,555)

Income from discontinued operations, net of taxes	-	315

Net loss	$(2,421)	$(2,240)

Basic and diluted loss per share
Continuing operations	$(0.13)	$(0.14)
Discontinued operations	-	0.02
Net loss	$(0.13)	$(0.12)

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$8,493	$11,163
Short-term investments	157	154
Accounts receivable	326	336
Prepaid income taxes	37	12
Prepaid expenses and other current assets	456	451

Total current assets	9,469	12,116

Property and equipment, net	44	40
Intangible assets, net	2,644	3,281
Goodwill	3,364	3,364
Investment in LLC	287	-
Investment in undeveloped land	355	355
Other assets	120	108
Total assets	$16,283	$19,264

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,030	$1,116
Deferred revenue	-	12
Liability for contingent consideration	-	572
Current portion of officers retirement bonus liability	200	160
Total current liabilities	1,230	1,860

Officers retirement bonus liability, net of current portion	714	698
Total liabilities	1,944	2,558

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued

Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 19,720,971 in 2015 (including 596,513 shares issuable for vested restricted stock units) and 19,059,198 in 2014; outstanding 19,155,752 in 2015 and 18,494,129 in 2014	197	191

Additional paid-in capital	33,488	33,440

Accumulated deficit	(17,987)	(15,566)

Treasury stock, at cost (565,219 in 2015 and 565,069 shares in 2014)	(1,359)	(1,359)
Total stockholders' equity	14,339	16,706
Total liabilities and stockholders’ equity	$16,283	$19,264

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014
Cash flows from operating activities

Net loss	$(2,421)	$(2,240)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	652	659
Change in liability for contingent consideration	(336)	66
Decrease in value of warrant	108	-
Equity based compensation, including issuance of stock to directors	446	330
Equity in income of LLC	(74)	-
Gain on sale of investment in MXL	-	(719)
Changes in other operating items:
Accounts receivable	10	(14)
Short-term investments	(3)	(22)
Deferred revenue	(12)	(2)
Officers retirement bonus liability	56	(44)
Prepaid income tax	(25)	4
Prepaid expenses and other current assets	(5)	(116)
Accounts payable and accrued expenses	(86)	(286)
Net cash used in operating activities	(1,690)	(2,384)

Cash flows from investing activities
Proceeds from sale of investment in MXL	-	994
Investment in LLC	(333)	-
Additions to property and equipment	(19)	(13)
Net cash provided by (used in) investing activities	(352)	981

Cash flows from financing activities
Payment of liability for contingent consideration	(236)	-
Repurchase of fully vested restricted stock units	(392)	-
Net cash used in financing activities	(628)	-

Net decrease in cash and cash equivalents	(2,670)	(1,403)
Cash and cash equivalents at the beginning of the year	11,163	12,566
Cash and cash equivalents at the end of the year	$8,493	$11,163

Supplemental disclosures of cash flow information
Net cash paid during the year for
Income taxes	$35	$31

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2015 AND 2014

(in thousands, except share data)
						Total
			Additional		Treasury	stock-
	Common stock		paid -in	Accumulated	stock , at	holders
	shares	amount	capital	deficit	cost	equity

Balance at December 31, 2013	19,040,416	$190	$33,111	$(13,326)	$(1,359)	$18,616
Net loss	-	-	-	(2,240)	-	(2,240)
Equity based compensation expense	-	-	298	-	-	298
Issuance of common stock to directors	18,782	1	31	-	-	32
Balance at December 31, 2014	19,059,198	191	33,440	(15,566)	(1,359)	16,706
Net loss	-	-	-	(2,421)	-	(2,421)
Equity based compensation expense	-	-	344	-	-	344
Repurchase of vested restricted stock units	-		(392)			(392)
Shares issuable for vested restricted stock units	596,513	5	(5)	-	-	-
Issuance of common stock to directors	65,260	1	101	-	-	102
Balance at December 31, 2015	19,720,971	$197	$33,488	$(17,987)	$(1,359)	$14,339

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.
Notes to Consolidated Financial Statements

1.	Description of activities

On December 19, 2012 (the “Closing Date”), National Patent Development Corporation, which changed its name on February 4, 2013  to Wright Investors’ Service Holdings, Inc. (hereinafter referred to as the “Company” or “Wright Holdings”), completed the acquisition of The Winthrop Corporation, a Connecticut corporation (“Winthrop”) pursuant to that certain  Agreement and Plan of Merger (the “Merger Agreement”) dated June 18, 2012. Winthrop, through its wholly-owned subsidiaries Wright Investors’ Service, Inc. (“Wright”), Wright Investors’ Service Distributors, Inc. (“WISDI”) and Wright’s wholly-owned subsidiary, Wright Private Asset Management, LLC (“WPAM”) (collectively, the “Wright Companies”), offers investment management services,  financial advisory services and investment research to large and small investors, both taxable and tax exempt.  WISDI is a registered broker dealer with the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the Securities and Exchange Commission.  In accordance with the Merger Agreement, a wholly-owned newly formed subsidiary of the Company, was merged with and into Winthrop and Winthrop became a wholly-owned subsidiary of the Company.

2.	Summary of significant accounting policies

Principles of consolidation.

The consolidated financial statements include the accounts of the Company and its subsidiaries all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.

Cash and cash equivalents

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase.  Cash equivalents, which are carried at cost plus accrued interest, which approximates fair value, consist of an investment in a money market fund which invests in treasury bills and amounted to approximately $7,833,000, and $10,985,000 at December 31, 2015 and 2014, respectively.

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

Basic and diluted loss per share

Basic and diluted loss per share for the years ended December 31, 2015 and 2014, respectively, is calculated based on 19,250,000 and 19,101,000 weighted average outstanding shares of common stock including common shares underlying vested RSUs.   Options for 3,250,000 shares of common stock in 2015 and 2014, and unvested RSUs for 204,000 and 207,000 shares of common stock in 2015 and 2014, respectively, were not included in the diluted computation as their effect would be anti-dilutive since the Company has losses from continuing operations for both years.

Employees’ stock based compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. See Note 14.

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

Intangible Assets

Intangible assets, which were recorded in connection with the acquisition of Winthrop, are amortized over their estimated useful lives, on a straight-line basis. Intangible assets subject to amortization are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assesses the recoverability of its intangible assets by determining whether the unamortized balance can be recovered over the assets’ remaining life through undiscounted forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce such amounts to fair value determined based on forecasted future cash flows discounted at a rate commensurate with the risk associated with achieving such cash flows. Future cash flows are based on trends of historical performance and the Company’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.   No impairment of intangible assets was recognized at December 31, 2015 or 2014.

Goodwill

Goodwill, which was recorded in connection with the acquisition of Winthrop, is not subject to amortization and is tested for impairment annually on December 31, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit, which consists of The Wright Companies operating segment, with its carrying amount, including goodwill. Fair value was calculated based upon future cash flows discounted at a rate commensurate with the risk involved,  market based comparables and recent transactions within the financial services industry. Future cash flows are based on projection of adjusted EBITDA of the operating segment (see Note 18). If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.  No impairment of goodwill was recognized at  December 31, 2015 or 2014.  There were no changes in the carrying value of goodwill during 2015 or 2014.

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

During the year ended December 31, 2014, the Company agreed to a settlement of its insurance claim related to a loss in connection with the litigation related to the sale of a former subsidiary, and received a net payment of $525,000, which has been credited to discontinued operations (See Note 16(a)).  See Note 10 with respect to $210,000 of tax expense charged to discontinued operations in 2014.

4.	Sale of MXL investment

The Company held a 19.9% equity investment in a privately-held company, MXL, which is engaged in the plastic molding and precision coating businesses. On February 3, 2014, MXL exercised its right to purchase the Company’s 19.9% interest for  $994,000, resulting in a gain of $719,000 for the year ended December 31, 2014.

5.	Liability for contingent consideration

In connection with the Company’s acquisition of Winthrop on December 19, 2012, the Company agreed to pay contingent consideration in cash to a holder of Winthrop common stock who received 852,228 shares of Company Common Stock to the extent that such shares had a value of less than $1,900,000 on the expiration of the three year period based on the average closing price of the Company’s Common Stock for the ten trading days prior to such date.

A liability was recognized for an estimate of the acquisition date fair value of the acquisition-related contingent consideration which may be paid.  The fair value was calculated by utilizing a lattice model, which takes into account the potential for the Company’s stock price per share being less than $2.23 per share at the end of the 3 year lock-up period.  The fair value measurement was based on significant unobservable inputs that were supported by little market activity and reflect the Company’s own assumptions.  Key assumptions included expected volatility (50% at December 31, 2014) in the Company’s Common Stock and the risk free interest rate   (0.25 %  at December 31, 2014)   during the  then remainder of the  three year lock up  period.  Changes in the fair value of the contingent consideration subsequent to the acquisition date were recognized in earnings prior to the liability being settled. The fair value of the liability was $572,000 on December 31, 2014 (Level 3 under the fair value hierarchy-see Note 6).  In December 2015, the Company paid $236,000 to settle the contingent consideration liability and   recognized income of $336,000 for the reduction in the fair value of the liability during 2015.  Based on the fair value of the liability at September 30, 2015, the Company recognized a gain of $532,000 (unaudited) for the fourth quarter ended December 31, 2015. The Company recognized expense of $66,000 for the change in the value for the year ended December 31, 2014.

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

Marketable securities at December 31, 2015 and 2014 consist of (in thousands):

	December 31, 2015
	Cost	Unrealized Gains	Estimated Fair Value
Mutual funds	$91	$66	$157

	$91	$66	$157

	December 31, 2014
	Cost	Unrealized Gains	Estimated Fair Value
Mutual funds	$91	$63	$154

	$91	$63	$154

Short-term investments in mutual funds managed by a subsidiary of Winthrop, which are classified as a level 1, are stated at the net asset value of the funds.   The Company liquidated these investments in the first quarter of 2016 for a total of $148,000 and recognized a loss of $9,000.

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

EGS entered into a Note Purchase Agreement effective April 28, 2015 with Merriman Holdings, Inc. (“Merriman”), a publically traded company,  pursuant to which EGS purchased from Merriman for an aggregate purchase price of $1,000,000  (i) a one-year  Senior Secured Note in the original principal amount of $1,000,000, at 12% interest, payable quarterly, in arrears (the “Note”) and (ii) a Common Stock Purchase Warrant which expires in five years to purchase 500,000 shares of Merriman common stock  at $1.00 per share (the “Warrants”).   EGS distributed the Warrants to its members and the Company received 166,666 Warrants which expire in five years.  The investment in EGS is being accounted for under the equity method. Under this method, the Company records its share of EGS’s earnings (losses) in the statement of operations with equivalent amount of increases (decreases) to the investment. At April 28, 2015, the Company valued the Warrants at their fair value, of $120,000, using the Black Scholes model, and recorded their value as a reduction in the investment in EGS.  The Company recorded approximately $74,000 as its share of EGS’s net income for the year ended December 31, 2015 which is included in Investment and other expense, net in the Consolidated Statements of Operations.   At December 31, 2015, the carrying value of the investment in EGS was $287,000. The Warrant which permits a cashless exercise, qualifies as a derivative, and is recorded at fair value (based on observable inputs) with change in such value included in earnings.   At December 31, 2015, the value of the Warrant (a Level 2 Security) was $12,000, which is included in Other Assets in the Consolidated Balance Sheet.  The decrease in the value of the Warrant of $108,000 is included in Interest expense and other, net in the Consolidated Statement of Operations.  Such reduction reflects the decrease in the price of Merriman’s common stock as measured for the period ended December 31, 2015.

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

Winthrop and its subsidiaries continuously monitor the creditworthiness of customers and establish an allowance for uncollectible accounts based  on specific customer related collection issues.  As of  December 31, 2015 and 2014, there was no allowance for uncollectible accounts.

9.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014

Accrued professional fees	$328	$323
Accrued compensation and related expenses	193	322
Other	509	471
	$1,030	$1,116

10.	Income taxes

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Continuing operations:
Current
Federal	$-	$(179)
State and local	27	7
Total current	27	(172)

Discontinued operations:
Current
Federal	$-	$179
State and local	-	31
Total current	-	210
Total income tax expense	$27	$38

For the year ended December 31, 2015, current income tax expense related to continuing operations substantially represents minimum state income taxes.

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

The difference between the benefit for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) from continuing operations is as follows:

	Year ended December 31,
	2015	2014
Federal income tax rate	(34.0)%	(34.0)%
State income tax (net of federal effect)	(4.7)	(4.9)
Change in valuation allowance	41.9	38.6
Loss utilized against discontinued operations	-	(6.4)
Non-deductible expenses	2.7	0.6
Non-taxable income	(4.8)	-
Effective tax rate	1.1%	(6.1)%

The deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$8,325	$7,076
Equity-based compensation	1,237	1,593
Tax credit carryforwards	148	148
Accrued compensation	369	418
Accrued liabilities & other	113	193
Gross deferred tax assets	10,192	9,428
Less: valuation allowance	(9,138)	(8,140)
Deferred tax assets after valuation allowance	1,054	1,288

Deferred tax liabilities:
Intangible assets	(1,043)	(1,278)
Other	(11)	(10)
Deferred tax liabilities	(1,054)	(1,288)
Net Deferred tax assets	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance increased by approximately $998,000 and $1,109,000 respectively, during the years ended December 31, 2015 and 2014 principally due to increases of net operating loss carryforwards.

The Company files a consolidated federal tax return with its subsidiaries.  As of December 31, 2015, the Company has a federal net operating loss carryforward of approximately $19.9 million, which expires from 2030 through 2035, and various state and local net operating loss carryforwards totaling approximately $29.3 million, which expire between 2016 and 2035.  Approximately $1.3 million of the federal net operating loss carryforward and $8.5 million of the state net operating loss carryforward were acquired from Winthrop.  The acquired federal net operating loss carryfoward is limited in its utilization by Section 382 of the Internal Revenue Code due to an ownership change.

 The 2012 through 2015 tax years remain open for examination by the Internal Revenue Service.  For state tax purposes, the 2011 through 2015 tax years remain open for examination by the tax authorities under a four year statute of limitations.

11.	Property and equipment:

Property and equipment consists of the following (in thousands):

	December 31,
	2015	2014
Computer software	$2	$2
Computer equipment	108	94
Office furniture and equipment	45	40
Leasehold improvements	1	1
	156	137
Less accumulated depreciation and amortization	(112)	(97)
	$44	$40

Depreciation expense for the years ended December 31, 2015 and 2014 was $15,000 and $22,000, respectively.

12.	Intangible Assets

Intangible assets subject to amortization consisted of the following (in thousands):

			December 31, 2015
Intangible	Estimated useful life	Gross carrying amount	Accumulated Amortization	Net carrying amount

Investment Management and Advisory Contracts	9 years	$3,181	$1,072	$2,109
Trademarks	10 years	433	131	302
Proprietary Software and Technology	4 years	960	727	233
		$4,574	$1,930	$2,644

			December 31, 2014
Intangible	Estimated useful life	Gross carrying amount	Accumulated Amortization	Net carrying amount

Investment Management and Advisory Contracts	9 years	$3,181	$718	$2,463
Trademarks	10 years	433	88	345
Proprietary Software and Technology	4 years	960	487	473
		$4,574	$1,293	$3,281

Amortization expense amounted to $637,000 for each of the years ended December 31, 2015 and 2014. The weighted-average amortization period for total amortizable intangibles at December 31, 2015 is 5 years. Estimated amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Year ending December 31,
2016	$630
2017	397
2018	397
2019	397
2020	397
2020-2023	426
$2,644

13.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At December 31, 2015, the Company had repurchased 1,791,971 shares of its common stock (of which 150 shares were purchased in 2015 at a cost of $200) and a total of 3,208,029 shares, remained available for repurchase.

14.	Incentive stock plans and stock based compensation

Common stock options

The Company had initially adopted a stock-based compensation plan for employees and non-employee members of its Board of Directors in November 2003 which was subsequently amended in March 2007 (the “2003 Plan”). In December 2007, the Company adopted the National Patent Development Corporation 2007 Incentive Stock Plan (the “2007 NPDC Plan”).  The plans provide for up to 3,500,000 and 7,500,000 awards for shares under the 2003 Plan  and 2007 NPDC Plan, respectively, in form of discretionary grants of stock options, restricted stock shares, restricted stock units (RSUs) and other stock-based awards to employees, directors and outside service providers. The Company’s plans are administered by the Compensation Committee of the Board of Directors, which consists solely of non-employee directors. The term of any option granted under the plans will not exceed ten years from the date of grant and, in the case of incentive stock options granted to a 10% or greater holder of total voting stock of the Company, three years from the date of grant.  The exercise price of any option granted under the plans may not be less than the fair market value of the common stock on the date of grant or, in the case of incentive stock options granted to a 10% or greater holder of total voting stock, 110% of such fair market value.  As of December 31, 2015, the number of shares reserved and available for award under the 2007 NPDC Plan is 6,241,786 and under the 2003 Plan is 700,000.

During the year ended December 31, 2015, there was no option activity.  No compensation expense related to option grants was recorded for the years ended December 31, 2015 and 2014. As of  December 31, 2015 there were outstanding options to acquire 3,250,000 common shares, all of which were vested and exercisable, having a weighted average exercise price of $2.31 per share,  a weighted average contractual term of 1.6 years and an aggregate intrinsic value of $284,000.

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

b)
370,000 RSUs were granted to four key executives, which vested  equally over three years, with the first third vesting one year from the Closing Date.  The RSUs were valued based on the closing price of the Company’s common stock on the Closing Date of $2.52, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of  $252,000 and $277,000 for each of the years ended December 31, 2015 and 2014 related to these RSUs.

At December 19, 2015, the above RSUs were fully vested.    In December 2015, the Company repurchased 252,767 RSUs for a total cost of $369,000.  The remaining 596,513 RSUs were settled by the issuance of 596,513 common shares in the first quarter of 2016. Such issuable shares are included in the outstanding common shares at December 31, 2015 in the accompanying financial statements.

In addition, the following RSUs were granted to employees of the Company:

c)
17,738 RSUs were granted to certain employees on February 4, 2013, which vest equally over three years, with the first third vesting on February 4, 2014 and the second third vesting on February 4, 2015.  At December 31, 2015, 11,701 of the RSU’s were still outstanding.  The RSUs are valued based on the closing price of the Company’s common stock on February 4, 2013 of $2.40, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $11,000 for each of the years ended December 31, 2015 and 2014 related to these RSUs.  The total unrecognized compensation expense related to these unvested RSUs at December 31, 2015 is $1,000, which will be recognized over the remaining vesting period of approximately 0.2 years.

d)
30,000 RSUs were granted to an employee on June 10, 2014, which will vest on the third anniversary of the individual’s employment, assuming the individual is still employed at that time.   The RSUs were valued based on the closing price of the Company’s common stock on June 10, 2014 of $1.90.  The Company recorded compensation expense of $11,000 for the year ended December 31, 2014 related to these RSUs. In the first quarter of 2015, the individual was no longer employed by the Company and the above RSUs were cancelled and $11,000 of expense was reversed.

e)
100,000 RSUs were issued on each of January 19, 2015 and March 31, 2015, to two newly appointed directors of the Company.  The RSUs will vest equally over 3 years, with the first third vesting in January and March 2016, respectively.  The RSUs are valued based on the closing price of the Company’s common stock on January 19, 2015 and March 31, 2015 of $1.70 and $1.85, respectively, less an average discount of 8% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $1.56 and $1.70, respectively.  The Company recorded compensation expense of $92,000 for the year ended December 31, 2015 related to these RSUs. The total unrecognized compensation expense related to these unvested RSUs at December 31, 2015 is $233,000, which will be recognized over the remaining vesting period of approximately 2 years.

15.	Retirement plans

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

b)
Winthrop maintains an officer retirement bonus plan (the “Bonus Plan”) that is an unfunded deferred compensation program providing retirement benefits equal to 10% of annual compensation, as defined, to those officers upon their retirement.   Effective December 1, 1999, the Plan was frozen so that no additional benefits will be earned.  The present value of the  obligation under the Bonus Plan at December 31, 2015 is $914,000, of which $200,000 is estimated to be payable over the next twelve months.  The liability is payable to individual retired employees at the rate of $50,000 per year in equal monthly amounts commencing upon retirement.  The liability was recorded at $885,000 at the date of acquisition, representing its estimated fair value computed based on its present value, utilizing a discount rate of 14%, which was estimated to be the acquired company’s weighted average cost of capital on such date from the perspective of a market participant.  The calculated discount of $1,027,000 at the date of acquisition is being amortized as interest expense over the period the obligation is outstanding by use of the effective interest method.  For the years ended December 31, 2015 and 2014, interest expense, (included in Investment and other expense, net) amounted to $148,000 and $92,000, respectively. At December 31, 2015, and 2014 the present value of the obligation under the Bonus Plan was $914,000, and $858,000, respectively, net of discount of $606,000 and $756,000, respectively.  During 2014, one employee left Winthrop and accordingly forfeited their retirement bonus, and in addition there were certain changes to previously expected retirement dates.  The effect of the departure and changes in 2014 resulted in a $36,000 decrease to the liability at the date of departure or change in expected retirement date, and a corresponding credit to Compensation and benefits in the Consolidated Statement of Operations.

16.	Commitments, Contingencies and Other

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

(b)
Pursuant to his Employment Agreement, Mr. Peter Donovan serves as Chief Executive Officer of Winthrop, commencing upon the Closing Date.  Mr. Donovan’s Employment Agreement provides for a term of five years, with automatic annual renewals unless notice of non-renewal is given at least six months prior to the applicable employment period.  Mr. Donovan is receiving an annual base salary of $300,000, subject to increases at the discretion of the Compensation Committee of Winthrop’s Board of Directors.  During the initial term of Mr. Donovan’s Employment Agreement but subsequent to the third anniversary of the Closing Date, in the sole discretion of the Board of Directors of Winthrop, Mr. Donovan will assume the position of Executive Chairman of Winthrop in lieu of his position as Chief Executive Officer, with such authority, duties and responsibilities as are commensurate with his position as Executive Chairman and such other duties and responsibilities as may reasonably be assigned to him by the Chief Executive Officer of the Company.  Effective December 19, 2015, pursuant to the terms and conditions of his Employment Agreement, Mr. Donovan assumed the position of Executive Chairman of Winthrop in lieu of the position of Chief Executive Officer of Winthrop. As Executive Chairman, Mr. Donovan is receiving an annual base salary of $200,000.

Under their respective Employment Agreements, the three other key executives were serving as Senior Managing Directors of Winthrop.  Their Employment Agreements each provide for a term of three years, with automatic annual renewals unless notice of non-renewal is given at least six months prior to the applicable employment period.  On June 16, 2015, the other three key executives were informed that their contracts would not be automatically renewed.  Each of the three key executives is receiving an annual base salary of $250,000.  In addition to their base salaries, each of the other three key executives are entitled to receive a “Stay/Client Retention Bonus” of $114,000.  The Stay/Client Retention Bonus was payable in equal installments on the Closing Date and first, second and third anniversaries of the Closing Date.  Two of the executives elected to receive the Stay/Client Retention Bonus in RSUs, valued at $2.00 per RSU (a total of 114,000 RSUs) which vested in equal annual installments on the first, second and third anniversaries of the Closing and one elected to receive cash payable in four equal installments of $28,500, the first paid and expensed on the Closing Date.  In the first quarter of 2016, one of the three key executives was no longer employed by the Company.

(c)
On July 1, 2014, Winthrop, pursuant to the terms of its Milford Connecticut facility lease, gave eight months’ notice to their landlord to terminate their lease in Milford, Connecticut.  In August 2014, the Company entered into a five year sublease in Greenwich, Connecticut for 10,000 square feet.  At December 31, 2015, annual future rent for the Greenwich  space, which expires on September 30, 2019 aggregated $939,000 payable as follows;  $240,000 (2016), $248,000 (2017), $255,000 (2018), and $196,000 (through September 30, 2019).  Rent expense charged to operations related to the facilities aggregated $225,000 and $165,000 in 2015 and 2014, respectively.  The rent expense in 2015 and 2014 included deferred rent of $65,000 and $68,000, respectively, due to straight lining the amounts payable over the lease term commencing in August 2014 upon the Company gaining access to the premises. The Company also moved their corporate office from Mount Kisco, New York (see Note 17) to the new Greenwich facility in March 2015, which  resulted in a consolidation of the Company’s corporate headquarters to Greenwich, Connecticut.

(d)
On September 26, 2014, the Connecticut Department of Energy and Environmental Protection (“DEEP”) issued two Orders requiring the investigation and repair of two dams in which the Company and its subsidiaries have certain ownership interests.  The first Order requires that the Company investigate and make specified repairs to the ACME Pond Dam located in Killingly, Connecticut.  The second Order, as subsequently revised by DEEP on October 10, 2014, requires that the Company investigate and make specified repairs to the Killingly Pond Dam located in Killingly, Connecticut.  These two properties are included in Investment in undeveloped land in the Consolidated Balance Sheets.  The Company has administratively appealed and contested the allegations in both Orders.  As the administrative appeal of both Orders is in its early stages, it is not possible at this time to evaluate the likelihood of, or to estimate the range of loss from, an unfavorable outcome.

17.	Related party transactions

Effective June 1, 2010, the Company relocated its headquarters to the offices of Bedford Oak in Mount Kisco, New York. Bedford Oak is controlled by Harvey P. Eisen, Chairman, Chief Executive Officer and a director of the Company. The Company had been subleasing a portion of the Bedford Oak space and had access to various administrative support services on a month-to-month basis.  On October 31, 2012, the Company’s Audit Committee approved an increase to approximately $40,700 per month (effective as of September 1, 2012) in the monthly sublease and administrative support services rate, which increased rate the Company believed, was necessary to provide for the increased personnel and space requirements necessary for an operating company.

On May 13, 2014, the Company’s Audit Committee approved a decrease to approximately $27,600 per month (effective as of June 1, 2014) in the monthly sublease and administrative support services rate, which decreased rate was part of the Company’s effort to control and reduce costs. In March 2015, the Audit Committee approved the elimination of the monthly sublease and administrative support services fee effective March 31, 2015. Operating expenses for the year ended December 31, 2015 and 2014, includes $83,000 and $397,000, respectively, related to the sublease arrangement with Bedford Oak. See Note 16 (c) for a description and the terms of the Company’s sublease transaction for its new corporate headquarters.

Wright acts as an investment advisor, its subsidiary acts as a principal underwriter and one officer of Winthrop is also an officer for a family of mutual funds from which investment management and distribution fees are earned based on the net asset values of the respective funds.   Such fees, which are included in Other investment advisory services, amounted to $871,000 and $794,000 for the years ended December 31, 2015 and 2014, respectively.

18.	Segment information

The Company through its wholly-owned subsidiary has one operating segment which is engaged in the investment management and financial advisory business and derives its revenue from investment management services, other investment advisory services and financial research.

The Company’s corporate operations are not considered an operating segment and the Company does not allocate corporate expense for management and administrative services or income and expense related to other corporate activity to its operating segment to measure its operations.  The Company’s management utilizes adjusted EBITDA to measure segment performance.  Adjusted EBITDA is a measure defined as EBITDA before corporate expense, equity based compensation, , amortization of stay and retention bonuses,  relocation and severance costs and non-operating income (expense).   EBITDA is a measure defined as earnings (loss) before interest, taxes, depreciation and amortization

Adjusted EBITDA is a non-GAAP measure and should not be construed as an alternative to operating loss or net loss as an indicator of the Company’s performance, or as an alternative to cash used in operating activities, or as a measure of liquidity, or as any other measure determined in accordance with GAAP.

Following is a reconciliation of adjusted EBITDA of the operating segment to loss from continuing operations before income taxes (in thousands):

	Year ended December 31,
	2015	2014
Adjusted EBITDA of operating segment (income/(loss))	$366	$(335)

Other operating expenses:
Corporate	(1,629)	(1,833)
Depreciation and amortization	(652)	(659)
Equity based compensation	(446)	(330)
Amortization of stay and retention bonuses	(135)	(133)
Relocation and severence costs	(64)	(34)

Operating loss	(2,560)	(3,324)

Non- operating income (expense):
Interest expense and other, net	(170)	(56)
Gain on sale of investment in MXL	-	719
Change in fair value of contingent consideration	336	(66)

Loss from continuing operations before income taxes	$(2,394)	$(2,727)

Following is a summary of the Company's total assets (in thousands):
	December 31,
	2015	2014
Operating segment	$7,125	$7,601
Corporate (1)	9,158	11,663
	$16,283	$19,264

(1) Consists principally of cash and cash equivalents

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2015 were effective.

The Company’s principal executive officer and principal financial officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially effected or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of internal control over financial reporting as of December 31, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in  Internal Control – Integrated Framework  (2013)  (“COSO Framework”).  Based upon our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Item 9B.    Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of December 31, 2015, for its annual stockholders’ meeting for 2015 (the “Proxy Statement”) under the captions “Directors and Executive Officers”, “Corporate Governance”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Audit Committee.”

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Additional information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders under the caption “Stock Ownership of Management and Principal Stockholders”.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders under the captions “Certain Transactions with Management” and “Director Independence”.

Item 14.  Principal Accounting Fees and Services.

The information regarding principal accountant fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is incorporated by reference to the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders under the caption “Principal Accountant Fees and Services.”

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: March 24, 2016	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ HARVEY P. EISEN	Chairman, President and Chief Executive Officer	March 24, 2016
Harvey P. Eisen	(Principal Executive Officer)
/s/ LAWRENCE G. SCHAFRAN	Director	March 24, 2016
Lawrence G. Schafran

/s/ RICHARD C. PFENNIGER Jr.	Director	March 24, 2016
Richard C. Penniger Jr.
/s/ MARSHALL S. GELLER	Director	March 24, 2016
Marshall S. Geller /s/ PETER M. DONOVAN	Director	March 24, 2016
Peter M. Donovan
/s/ IRA J. SOBOTKO	Vice President, Chief Financial Officer	March 24, 2016
Ira J. Sobotko	(Principal Financial and Accounting Officer)

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

10.15 **
Agreement Upon Withdrawal by the Winthrop Corporation from Worldscope /Disclosure LLC dated as of June 1, 2012. Incorporated herein by reference to Exhibit 10.15 of the Registrant’s Form 8-K filed on December 22, 2012.

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

10.18
Distribution Agreement between Thomson Reuters (Markets) LLC and Wright Investors’ Service, dated November 30, 2009. Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Form 8-K filed on December 22, 2012.

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

10.22	Limited Liability Company Agreement for EGS, LLC effective April 28, 2015

10.23	Note Purchase Agreement Between EGS, LLC and Merriman Holdings, Inc., effective April 28, 2015

10.24	Note Purchase Agreement Between EGS, LLC and Merriman Holdings, Inc., effective July 16, 2015

14
Code of Business Conduct and Ethics for Chief Executive Officer and Senior Financial Officers of the Registrant and its subsidiaries.     Incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2004 filed  on April 15, 2005

21		Subsidiaries of the Registrant*

31.1	*	Certification of the principal executive officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of the principal financial officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
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

 *Filed within