Form 10-K/A
period 2015-12-31
Wright Investors Service Holdings, Inc.
filed 2016-04-25
CIK 1279715

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

As of April 8, 2016, 19,169,573 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

Wright Investors’ Service Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) pursuant to General Instruction G (3) to Form 10-K, which amends and supplements our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2016 (the “2015 Form 10-K”).    This Form 10-K/A provides the information required to be disclosed in Part III, Items 10 through 14 and updates the information contained in Part IV, Item 15.  As a result of this amendment, the Company is filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the 2015 Form 10-K.

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

 Set forth below are the names of, and certain biographical information regarding, the directors of the Company. The Board of Directors currently consists of five directors.

 Harvey P. Eisen, 73, has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since June 2007 and also has served as its President since July 2007.  Mr. Eisen has served as a director of the Company since 2004.  Mr. Eisen has served as Chairman and Managing Member of Bedford Oak Advisors, LLC, an investment partnership (“Bedford Oak”), since 1998 and Chairman and Director of GP Strategies Corporation, a global performance solutions provider (“GP Strategies”) since 2004.

Mr. Eisen was previously Senior Vice President of Travelers, Inc. and held various executive positions with Primerica, SunAmerica Corp., and Integrated Resources Asset Management.  Mr. Eisen was president and portfolio manager of Eisen Capital Management for 10 years.  He began his career as an analyst with Stifel, Nicolaus & Co. and Wertheim.  Mr. Eisen has served on the Strategic Development Board for the Trulaske College of Business, University of Missouri since 1995 where he established the first accredited course on the Warren Buffett Principles of Investing. He also serves on the University’s Investment Advisory Committee. With over three decades of investment experience, he is often consulted by the national media for his expert views on all phases of the investment marketplace and is frequently quoted in The Wall Street Journal, The New York Times, Pension World, U.S. News & World Report, Financial World and Business Week, among others. Mr. Eisen also appears regularly on various television programs on CNN, CNBC, Bloomberg TV and Lou Dobbs Tonight on Fox News. He also served as a regular panelist on Wall Street Week with Louis Rukeyser for over 20 years.  Mr. Eisen graduated from the University of Missouri at Columbia with a Bachelor of Science in Finance and Economics, and has also received a Master of Science in Commerce from St. Louis University. He is a former Trustee of The Johns Hopkins University, Baltimore, MD. He also served on the Zanvyl Krieger School of Arts and Sciences Advisory Board for Johns Hopkins University as well as the Carey Business School Board of Overseers and the Hopkins Parents Council. Additionally, he is a former Trustee of the Rippowam Cisqua School, Bedford, NY, and the Northern Westchester Hospital Center, Mount Kisco, NY.

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

Peter M. Donovan, 73, has served as a director of the Company since December 19, 2012.  Through December 19, 2015, Mr. Donovan was the Chief Executive Officer of The Winthrop Corporation (“Winthrop”)  and  through its wholly-owned subsidiaries Wright Investors’ Service, Inc. (“Wright”), Wright Investors’ Service Distributors, Inc. (“WISDI”) and Wright’s wholly-owned subsidiary, Wright Private Asset Management, LLC (“WPAM”) (collectively, the “Wright Companies”).  Mr. Donovan is currently the Executive Chairman of the Board of Winthrop.  Mr. Donovan worked at Jones, Kreeger & Co., in Washington, D.C. prior to joining Wright in 1966.  At Wright, Mr. Donovan was responsible for the overall management of Wright. Mr. Donovan was, until December 19, 2015, the Chief Executive Officer of Winthrop since 1996 and its Chief Investment Officer since 2010.  He is co-author of Worldscope Industrial Company Profiles and Worldscope Financial Company Profiles.  He is also President of the Wright Managed Income Trust and the Wright Managed Equity Trust. Mr. Donovan is a chartered financial analyst. Mr. Donovan is Chairman of the Board of Trustees of the School for Ethical Education.  He is a member of the New York Society of Security Analysts and the Hartford Society of Financial Analysts.  Mr. Donovan received a BA in Economics from Goddard College.

Mr. Donovan is qualified to serve on our Board of Directors because of his extensive business skills and experiences in the financial services industry and his financial literacy and expertise.

Marshall S .Geller, 76, has served as a director of the Company since January 14, 2015.  Mr. Geller is a Co-Founder and Managing Partner of St. Cloud Capital, LLC, a Los Angeles based private equity fund formed in December 2001. He has spent more than 45 years in corporate finance and investment banking, including 21 years as a Senior Managing Director of Bear, Stearns & Co., with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East.  Mr. Geller has served as a director of GP Strategies since 2002 and currently serves as a director of COR Capital LLC.   Harvey Eisen, the Company’s Chairman and Chief Executive Officer is the Chairman of GP Strategies and Richard Pfenniger, a director of the Company, is also a director of GP Strategies.

  Mr. Geller also serves on advisory boards to Banc of CA, Merriman Holdings, Inc. and UCLA Health Systems.   Mr. Geller is on the Board of Governors of Cedars-Sinai Medical Center, Los Angeles and also serves on the Dean's Advisory Council for the College of Business & Economics at California State University, Los Angeles.  During the past five years, Mr. Geller has also been a director of Guidance Software, Inc., National Holdings Corporation and California Pizza Kitchen.

Mr. Geller is qualified to serve on our Board of directors due to his experience as the managing partner of a private equity fund and a director of other public companies, Mr. Geller brings to the Board many years of experience and expertise as an investor in and advisor to companies in various sectors.

Richard C. Pfenniger Jr., 60,  has served as a director of the Company since March 31, 2015.  Mr. Pfenniger served as Interim Chief Executive Officer of Vein Clinics of America, Inc. from May 2014 to February 2015 and also served as Interim Chief Executive Officer of Integramed America, Inc., a manager of outpatient medical fertility centers, from January to June 2013. From 2003 until 2011, Mr. Pfenniger served as the Chairman of the Board, President and Chief Executive Officer of Continucare Corporation, a provider of primary care physician services. Mr. Pfenniger was the Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc., a provider of career-oriented higher education, from 1997 until 2003. From 1994 to 1997, Mr. Pfenniger served as the Chief Operating Officer of IVAX Corporation, and from 1989 to 1994 he served as the Senior Vice President-Legal Affairs and General Counsel of IVAX Corporation, a multi-national pharmaceutical company. Mr. Pfenniger also currently serves as a Director of TransEnterix, Inc., a medical device company,  Opko Health, Inc., a multi-national pharmaceutical and diagnostics company, and GP Strategies. He also served as a director of IVAX Corporation from 2002 to 2009.

The Company believes that Mr. Pfenniger’s prior experience as a Chief Executive Officer of a public company and his other senior management roles, each of which have required him to balance the demands of clients, employees and investors, makes him a valuable addition to the Company’s Board of Directors.

Lawrence G. Schafran, 75, has served as a director and chairman of the audit committee of the Company since 2006.  Mr. Schafran also serves as a director of Cupcake Digital, Inc., Glasstech, Inc. and VerifyMe, Inc.  Mr. Schafran also served as a Managing Director of Providence Capital, Inc., an investment and advisory firm from 2003 until December 2012 and until recently as a director and audit committee chairman of SecureAlert, Inc.

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

Ira J. Sobotko, 59, has served as Vice President, Finance, Secretary and Treasurer of the Company since July 2007, and as its principal financial officer and principal accounting officer.  His title was changed from Vice President, Finance, Secretary and Treasurer to Vice President and Chief Financial Officer, Secretary and Treasurer in 2008.  Mr. Sobotko served as Senior Vice President, Finance, Secretary and Treasurer of Five Star Products and as its principal financial officer from July 2007 until its sale by the Company in January 2010.  From April 2007 to July 2007, Mr. Sobotko served as Vice President, Finance of the Company.  From September 2005 through March 2007, Mr. Sobotko served as a financial consultant to various publicly traded companies, including the Company and Five Star Products and various emerging technologies companies.  From January 2004 through May 2005, Mr. Sobotko served as Vice President and Chief Financial Officer of Campusfood.com, a web-based network of restaurants for students and local communities.  From August 2000 to January 2004, Mr. Sobotko served as Executive Vice President, Finance at Arrowsight, Inc., a web-based application service provider, and has also served as a director of Arrowsight since November 2001.

Amit S. Khandwala, 52, is currently the Co-Chief Executive Officer, Co-President, Chief Investment Officer and Chief Investment Officer of Global Equities at Winthrop as of December 19, 2015.  Mr. Khandwala received a BS in Economics, Accounting, International Business and Computers from the University of Bombay, India, and an MBA in Investments, Corporate Finance, and International Finance & International Marketing from the University of Hartford. Mr. Khandwala has overall responsibility for US and International equity management including the direction and implementation of quantitative equities research. Additionally, he is the portfolio manager for Wright’s equity products. Mr. Khandwala manages the Mid Core Strategy which received “Manager of the Decade 2014” as well as “Manager of the Decade 2013” award and “Top Guns Bull & Bear Masters – December 2014” for Large Growth Strategy from PSN/Informa. In addition, Mr. Khandwala also received “Best of The Best” award from PSN/Informa for the Large Growth Strategy he manages as of September 2014. Mr. Khandwala has been published in the Journal of Portfolio Management and has been involved in conducting empirical research in finance. He was also responsible for the management of 21 single country and regional funds domiciled in US and in Luxembourg. He is a member of the New York Society of Security Analysts. Mr. Khandwala is quadralingual in English, Hindi, Gujarati and Marathi. In 2006, Mr. Khandwala received the Anchor Award from the University of Hartford as a distinguished alumnus. In 2014, Mr. Khandwala was selected Chairman of the Board of St. Vincent’s Medical Center Foundation. In 2016, Mr. Khandwala was selected to the Physicians Contract and Compensation Committee of the St. Vincent’s Medical Center. Mr. Khandwala is also a member of the Investment Committee of the St. Vincent’s Medical Center Foundation. Mr. Khandwala holds the Series 65 securities license. Mr. Khandwala joined Wright in 1986 and has 29 years of investment experience.

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

The Company has elected to use the Smaller Reporting Company rules issued by the SEC regarding the disclosure of executive compensation.  Under these rules, the Company provides a Summary Compensation Table covering 2015 and 2014 compensation for the individual who served as principal executive officer in 2015 and for three individuals who are the most highly-compensated executive officers other than the individual who served as principal executive officer (to whom we refer collectively as our “named executive officers”) and Outstanding Equity Awards at Year-End Table and certain narrative disclosures.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of the Company’s Named Executive Officers for the fiscal years ended December 31, 2015 and 2014.

Name and Principal Position	Year	Salary	Bonus (1)	Option & Restricted Stock Unit Awards (2)	All Other Compensation (3) (4)(5)	Total
		($)	($)	($)	($)	($)
Harvey P. Eisen, Chairman of the Board and Chief Executive Officer (Principal Executive	2015	20,000	0	0	1,162	21,162
Officer) (3)	2014	20,138	0	0	1,117	21,255
Ira J. Sobotko, Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting	2015	150,000	0	0	11,484	161,484
Officer) (4)	2014	155,769	0	0	11,484	167,253
Peter M. Donovan, Chairman of the Board of	2015	300,000	239,000	57,909	245,180	842,089
Winthrop (5)	2014	300,000	124,750	63,665	8,413	496,828

Amit S. Khandwala, Co- Chief Executive Officer of Winthrop	2015	250,000	25,000	77,666	10,603	363,269

(1)
In 2015, Mr. Donovan received a stay/retention bonus of $214,000, as well as a quarterly incentive bonus of $25,000.  In 2014, Mr. Donovan received a stay/retention bonus of $106,000 as well as a quarterly incentive bonus of   $18,750.  See “Overview of Material Compensation Arrangements with Our Named Executive Officers- Peter Donovan”.

In 2015, Mr. Khandwala received a quarterly incentive bonus of $25,000. See “Overview of Material Compensation Arrangements with Our Named Executive Officers- Amit S. Khandwala”.

(2)
The dollar amount recognized as expense for financial statement reporting purposes, calculated in accordance with FASB ASC Topic 718.  A discussion of the assumptions used in calculating these values with respect to awards related to Company common stock may be found in Note 14 to our audited financial statements in the Form 10-K for the fiscal year ended December 31, 2015.

(3)	For Mr. Eisen, the amount reflected under “All Other Compensation” is comprised of:

•	$1,162 and $1,117 for 2015 and 2014, respectively, for life insurance premiums;

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

(4)	For Mr. Sobotko, the amount reflected under “All Other Compensation” is comprised of:

•	$1,884 for each of 2015 and 2014 for life insurance premiums;

•	$9,600 for each of 2015 and 2014 for auto expense allowance.

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

(5)
Mr. Donovan was the Chief Executive Officer of Winthrop, which became a subsidiary of the Company on December 19, 2012 in connection with the Company’s acquisition of Winthrop, (the “Closing Date”) through December 19, 2015.  Effective December 19, 2015, Mr. Donovan became the Executive Chairman of Winthrop. For Mr. Donovan, the amount reflected in “All Other Compensation” is comprised of:

•	$3,047 for 2015 and 2014, for life insurance premiums.

•	$5,682 and $5,366 for 2015 and 2014, respectively for personal auto usage.

•
$236,451 in 2015 for the final settlement of the contingent consideration and the payment of the Special Bonus due Mr. Donovan.  See “Overview of Material Compensation Arrangements with Our Named Executive Officers- Peter Donovan”.

(6)
Mr. Khandwala, effective December 19, 2015, became the Co-Chief Executive Officer (with Mr. Eisen) of Winthrop, at which time Mr. Khandwala became a Named Executive Officer of the Company. For Mr. Khandwala, the amount reflected in “All Other Compensation” is comprised of:

•	$483 in 2015 for life insurance premiums.

•	$10,120 in 2015 for sales commissions.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning the holdings of unexercised and unvested options to purchase shares of common stock of the Company for each of the named executive officers at December 31, 2015.

Name	Number of Shares of Common Stock Underlying Unexercised Options which are Exercisable	Number of Shares of Common Stock Underlying Unexercised Options which are Unexercisable	Option Exercise Price Per Share of Common Stock	Option Expiration Date
	(#)	(#)	($)
Harvey P. Eisen	2,500,000(1) 250,000(1)	-	$2.45 $1.36	February 28, 2017 April 28, 2020
Ira J. Sobotko	100,000 (1)	-	$2.68	July 29, 2017

(1)	These options were fully vested at December 31, 2015.

Restricted stock units

As a result of the Winthrop acquisition, the Company issued a total of 195,771 Restricted Stock Units (RSUs) to Mr. Donovan on December 19, 2012 to be settled in shares of Company common stock as follows:

a)
110,771 RSUs, which vested on December 19, 2012 and were subject to post-vesting restrictions on sale for three years.  The RSUs were valued at the closing price of the Company’s common stock of $2.52, less a 20% discount for post vesting restrictions on sale, or $2.02 per share.  The total value of these RSUs of $223,314 was accounted for as compensation and charged to retention bonus expense on the Closing Date.

b)
85,000 RSUs were granted on December 19, 2012, which vested  equally over three years, with the first third vesting December 19, 2013.  The RSUs are valued based on the closing price of the Company’s common stock on the Closing Date of $2.52, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $57,909 and $63,665, respectively, for the year ended December 31, 2015 and 2014, respectively, related to these RSUs. At December 31, 2015 all the above RSUs were fully vested and were settled by the issuance of 195,771 shares of common stock in the first quarter of 2016.

As a result of the Winthrop acquisition, the Company issued a total of 283,876 RSUs to Mr. Khandwala on December 12, 2012 to be settled in shares of Company common stock as follows:

a)
169,876 RSUs which vested on December 12, 2012 and were subject to post-vesting restrictions on sale for three years.  The RSUs were valued at the closing price of the Company’s common stock of $2.52, less a 20% discount for post vesting restrictions on sale, or $2.02 per share.  The total value of these RSUs of $342,000, were accounted for as compensation and charged to retention bonus expense on the closing date.

b)
114,000 RSUs were granted on December 19, 2012, which vested  equally over three years, with the first third vesting December 19, 2013.  The RSUs are valued based on the closing price of the Company’s common stock on the Closing Date of $2.52, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $77,666 for the year ended December 31, 2015 related to these RSUs.  At December 31, 2015 all the above RSUs were fully vested.

c)
In December 2015, the Company repurchased 112,926 RSUs from Mr. Khandwala for a total cost of $165,000.  The remaining 170,950 RSUs were settled by the issuance of 170,950 common shares in the first quarter of 2016. Such issuable shares are included in the outstanding common shares at December 31, 2015.

Overview of Material Compensation Arrangements with Our Named Executive Officers

The following is a summary of the material terms of employment and compensation arrangements pursuant to which compensation was paid to our named executive officers for their service with the Company or its subsidiaries for the fiscal year ended December 31, 2015.

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

On April 28, 2010, our Board of Directors granted to Mr. Eisen for his role in the completion of the sale of both the Company’s undeveloped real property located in Pawling, New York in 2010 and the sale Five Star Products, the latter of which closed in January 2010, an option to purchase 250,000 shares of common stock, of the Company granted under the Company’s 2007 Incentive Stock Plan. The options have an exercise price of $1.36 per share, which was equal to the fair market value on the date of grant, vested over three years, in approximately one-third increments each year, commencing on the first anniversary of the date of grant and have a term of ten years, subject to earlier termination as provided in the form of option agreement. The options were fully vested at December 31, 2015.

Ira J. Sobotko

Mr. Sobotko serves as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company.   Mr. Sobotko received a salary of $200,000 per annum from the Company, which was reduced to $150,000, effective February 1, 2014.  Mr. Sobotko had requested that the Company’s Board and Compensation Committee approve this reduction as a result of the Company’s then current operating losses.  In addition, pursuant to the terms and conditions of the Stock Option Agreement, dated July 30, 2007, between the Company and Mr. Sobotko (the “Sobotko NPDC Stock Option Agreement”), Mr. Sobotko was granted options to purchase 100,000 shares of Company common stock under the 2003 Plan at an exercise price equal to $2.68 per share, which was the average of the closing bid and ask prices of Company common stock on July 30, 2007.  The options were fully vested at December 31, 2015.

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

In addition to his base salary, Mr. Donovan was eligible for a “Stay/Client Retention Bonus” of $1,170,000, $850,000 of which was paid on the Closing Date, and the remainder of was paid ratably upon the first, second and third anniversaries of the Closing Date.

Under his Employment Agreement, Mr. Donovan also received following the Closing Date a grant from the Company of 110,771 RSUs, which were fully vested  as of the Closing Date and which settled in shares of Company Common Stock on the third anniversary of the Closing Date.  Mr. Donovan also received a grant of 85,000 “Stay/Client Retention” RSUs which  vested in equal annual installments on the first, second and third anniversaries of the Closing Date and  settled in shares of Company Common Stock on the third anniversary of the Closing Date.

Mr. Donovan was also entitled to receive a “Special Bonus,” payable on the third anniversary of the Closing Date equal to the excess, if any, of $1,900,000 over the product of (i) the aggregate trailing average closing price of the Company Common Stock for the 10 trading days prior to such third anniversary multiplied by (ii) the number of shares of Company Common Stock that he receives as Merger Consideration (subject to equitable adjustment to reflect stock splits and similar changes in the Company’s capitalization) regardless of whether he is employed on the third anniversary date. In December 2015, the Company paid Mr. Donovan $236,000 to settle the liability of the Special Bonus.    Under his Employment Agreement, Mr. Donovan was also eligible to receive quarterly and annual incentive bonuses for each period during the initial term of his Employment Agreement and for any period thereafter prior to the date his title is changed to Executive Chairman.  The quarterly incentive bonuses will be equal to $6,250 per quarter for each fiscal quarter during which the revenue of Winthrop, determined in accordance with generally accepted accounting principles in the United States (“GAAP”), does not decline from the immediately prior year’s GAAP revenue by 9% or more.  If during a fiscal year Mr. Donovan has not earned all quarterly incentive bonuses for such year, he will be entitled to a “catch up” bonus for any such quarter in which the incentive bonus has not been earned if the GAAP revenue of Winthrop for the entire fiscal year has not declined from the immediately prior year by 9% or more.  Mr. Donovan will also be entitled to an annual incentive bonus of $25,000 if, at the end of a given fiscal year, GAAP revenue of Winthrop for such year has increased by at least 9% over the immediately prior year.  For the years ended December 31, 2015 and 2014, Mr. Donovan received total quarterly incentive bonuses  of $25,000  and $18,750, respectively.

Amit S. Khandwala

On December 18, 2015, the Company appointed Amit S. Khandwala and Harvey P. Eisen as Co-Chief Executive Officers of its primary operating subsidiary, the Winthrop Corporation (“Winthrop”), effective December 19, 2015.

On the Closing Date the Company, completed the Merger of MergerSub with and into Winthrop, pursuant to that certain   Merger Agreement dated June 18, 2012.  Simultaneously with the execution of the Merger Agreement, and as an inducement to the Company’s entering into the Merger Agreement, the Company entered into  an employment agreement with Mr. Khandwala (the “Khandwala Agreement”), which was effective at the Closing of the Merger.  Pursuant to the Khandwala Agreement, Mr. Khandwala served as a Senior Managing Director of Winthrop.  The Khandwala Agreement provided for a term of three years, with automatic annual renewals unless notice of non-renewal is given at least six months prior to the applicable employment period.  On June 16, 2015, Mr. Khandwala was informed that his contract would not be automatically renewed. Mr. Khandwala was and is currently receiving an annual base salary of $250,000.  In addition to his base salary, Mr. Khandwala was entitled to receive a “Stay/Client Retention Bonus” of $114,000, which Mr. Khandwala elected to receive in RSUs, valued at $2.00 per RSU (a total of 114,000 RSUs) which vested in equal annual installments on the first, second and third anniversaries of the Closing.

Under the terms of the Khandwala Agreement, Mr. Khandwala was also eligible to receive quarterly and annual incentive bonuses for each period during the initial term of the Khandwala Agreement.  The quarterly incentive bonuses will be equal to $6,250 per quarter for each fiscal quarter during which the revenue of Winthrop, determined in accordance with generally accepted accounting principles in the United States (“GAAP”), does not decline from the immediately prior year’s GAAP revenue by 9% or more.  If during a fiscal year Mr. Khandwala has not earned all quarterly incentive bonuses for such year, he will be entitled to a “catch up” bonus for any such quarter in which the incentive bonus has not been earned if the GAAP revenue of Winthrop for the entire fiscal year has not declined from the immediately prior year by 9% or more.  Mr. Khandwala will also be entitled to an annual incentive bonus of $25,000 if, at the end of a given fiscal year, GAAP revenue of Winthrop for such year has increased by at least 9% over the immediately prior year.  For the year ended December 31, 2015, Mr. Khandwala received total quarterly incentive bonuses of $25,000.

Termination of Employment and Change in Control Arrangements

Potential Payments upon Termination or Change in Control

As discussed above, both Mr. Eisen and Mr. Sobotko’s awards granted under the 2003 and 2007 Plan have vested. See the descriptions of the agreement with the named executive officers above for additional information.

At the Closing Date, an Investors’ Rights Agreement was entered into by and among the Company and Mr. Donovan and certain other individuals and entities who are key executives of Winthrop or that elected to receive Company Common Stock as Merger Consideration.  The Investors’ Rights Agreement provides that shares of Company Common Stock received as Merger Consideration by Mr. Donovan are subject to a three year transfer restriction and if Mr. Donovan terminates his employment without “good reason” prior to the third anniversary of the Closing, a call right in favor of the Company at a purchase price per share equal to the fair market value of Company Common Stock as of the date of notice of exercise of the call right.  In addition, the Investors’ Rights Agreement provides for: (i) a right of first offer in favor of Mr. Donovan and the other key Winthrop executives party to this agreement in the event that the Company effects or agrees to a sale of Winthrop of all or substantially all of its business or assets prior to the fifth anniversary of the Closing Date, and (ii) certain demand and piggyback registration rights to be available following the third anniversary of the Closing Date with respect to the Company Common Stock held, or to be held upon the settlement date of Mr. Donovan’s RSU agreement.

DIRECTOR COMPENSATION

Only directors who are not employees of the Company or its subsidiaries are entitled to receive compensation for service as a director. The table below summarizes the total compensation paid to or earned by each director of the Company (who is not also a named executive officer) for the fiscal year ended December 31, 2015. The column “Fees Earned or Paid in Cash” includes common stock of the Company issued in lieu of cash.

2015 Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
	($)	(4) ($)	($)	($)
Lawrence G. Schafran	46,500 (1)	0	0	46,500
Richard C. Pfenniger Jr.	28,875 (2)	42,396	0	71,271
Marshall S. Geller	44,000 (3)	50,089	0	94,089

(1)	Mr. Schafran received 25,479 shares of Company common stock in lieu of $40,000 of his annual director’s fee.

(2)	Mr. Pfenniger received 15,894 shares of Company common stock in lieu of $24,375 of his director’s fee.

(3)	Mr. Geller received 23,887 shares of Company common stock in lieu of $37,500 of his annual director’s fee.

(4)
100,000 Restricted Stock Units (RSUs) were issued on each of January 19, 2015 and March 31, 2015, respectively to Mr. Geller and Mr. Pfenniger.  The RSUs will vest equally over 3 years, with the first third vesting in January and March 2016, respectively.  The RSUs are valued based on the closing price of the Company’s common stock on January 19, 2015 and March 31, 2015 of $1.70 and $1.85, respectively, less an average discount of 8% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $1.56 and $1.70, respectively.  The Company recorded compensation expense of $50,089 and $42,396, respectively for Mr. Geller and Mr. Pfenniger for the year ended December 31, 2015 related to these RSUs.

Director Compensation Program

On January 24, 2014, the Company’s Board of Directors, upon the recommendation of the Company’s Compensation Committee, had voted that effective January 1, 2014, the annual director compensation for directors who are not employees of the Company or its subsidiaries, shall be paid in Company common stock as set forth below (which policy was subsequently modified on April 25, 2014 as described below prior to its implementation and further amended on April 21, 2015 to provide that sums designated below as “annual director compensation” were required to be paid in Company common stock):

•
annual director compensation to each member of the Board of Directors of (i) $25,000, paid in quarterly installments of $6,250 (except the Vice Chairman of the Board of Directors (currently the Company does not have a Vice Chairman) who is to receive annual director compensation of $35,000, paid in quarterly installments of $8,750);

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders

The following table sets forth the number of shares of common stock beneficially owned as of April 8, 2016 by each person who is known by the Company to own beneficially more than five percent of outstanding Company common stock other than executive officers or directors of the Company, whose beneficial ownership is reflected in the Security Ownership of Directors and Executive Officers table below.  There were 19,169,573 shares of Company common stock outstanding on April 8, 2016.

Security Ownership of Principal Stockholders Table

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Bedford Oak Advisors, LLC 177 West Putnam Avenue Greenwich, CT 06830	5,210,434 (1)	27.18%
GAMCO Investors, Inc. One Corporate Center Rye, NY 10580	2,175,550 (2)	11.35%
Frost Gamma Investments Trust 4400 Biscayne Blvd. Miami, FL 33137	1,321,707 (3)	6.89%

(1)
Based on a Schedule 13D/A filed jointly by Bedford Oak Advisors, LLC (“Bedford Oak”), Bedford Oak Capital, L.P. (“Capital”), Bedford Oak Acorn, L.P. (“Acorn”) and Mr. Eisen with the SEC on December 20, 2012, and updated for other information known to the Company, including various Form 4’s filed jointly by Bedford Oak, Capital and Mr. Eisen with the SEC through April 8, 2016,  Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn and certain other private investment partnerships.  Does not include options to purchase 2,750,000 shares of Company common stock exercisable by Mr. Eisen within 60 days of April 8, 2016.    See Security Ownership of Directors and Executive Officers table below.

(2)
Based on a Schedule 13D/A filed jointly by Gabelli Funds, LLC, GGCP, Inc., GAMCO Investors, Inc., GAMCO Asset Management, Inc., MJG Associates, Inc., Teton Advisors and Mario J. Gabelli with the SEC on March 29, 2016.

(3)	Based on a Schedule 13G filed by Frost Gamma Investments Trust with the SEC on February 3, 2015.

Security Ownership of Directors and Executive Officers

The following table sets forth the beneficial ownership of Company outstanding common stock as of April 8, 2016 by each person who is a director or named executive officer of the Company as of such date, naming each such person, and all persons who are directors and executive officers of the Company as of such date, as a group.

Security Ownership of Directors and Executive Officers Table

Name	Amount and Nature of Beneficial Ownership		Percent of Class
Harvey P. Eisen	7,960,434	(1)	36.32%
Marshall S. Geller	445,632	(2)	2.32%
Lawrence G. Schafran	293,190	(3)	1.51%
Ira J. Sobotko	100,625	(4)	*
Peter M. Donovan	1,047,999		5.47%
Richard C. Pfenniger	93,310	(5)	*
Amit S. Khandwala	182,200		*
Directors and executive officers as a group (7 persons) (6)	10,123,390		45.43%

* The number of shares owned is less than one percent of the outstanding shares.

(1)
Includes 5,210,434 shares of Company common stock beneficially owned by Bedford Oak, Capital and Acorn.  Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn.  See footnote 1 to Principal Stockholders table above.  Also includes 2,750,000 shares of Company common stock issuable upon the exercise of options that are exercisable by Mr. Eisen within 60 days of April 8, 2016.

(2)
Does not include 66,667 Restricted Stock Units (“RSU’s”),  each  representing the initial right to receive on the settlement date(s) one share of common stock, par value $.01 per share, of the Company. The original 100,000 RSU’s shall vest in 1/3 increments of 33,333, on each of the one year, two year anniversary and 33,334 on the three year anniversary of the date of grant, January 19, 2015 (the” Grant Date”) , and shall be subject to a three year transfer or sale restriction until the three year anniversary of the Grant Date.

(3)	Includes 200,000 shares of Company common stock issuable to Mr. Schafran upon the exercise of options, all of which are exercisable by Mr. Schafran within 60 days of April 8, 2016.

(4)
Includes 625 shares of Company common stock owned by Mr. Sobotko individually, and 100,000 shares of Company common stock issuable to Mr. Sobotko upon the exercise of options, all of which are  exercisable by Mr. Sobotko within 60 days of April 15, 2015.

(5)
Does not include 66,667 Restricted Stock Units (“RSU’s”),  each representing the initial right to receive on the settlement date(s) one share of common stock, par value $.01 per share, of the Company. The original 100,000 RSU’s shall vest in 1/3 increments of 33,333, on each of the one year, two year anniversary and 33,334 on the three year anniversary of the grant, March 31, 2015 (the” Grant Date”) , and shall be subject to a three year transfer or sale restriction until the three year anniversary of the Grant Date.

(6)
Includes Messrs. Geller, Pfenniger and Schafran, each of whom is currently a director of the Company, Messrs. Eisen and Donovan, each of whom is currently a director and a named executive officer of the Company, and Mr. Sobotko and Mr. Khandwala each of whom is currently a named executive officer of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 with respect to shares of Company common stock that may be issued under existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, Restricted Stock Units and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	4,058,214	$2.31	6,941,786
Equity compensation plans not approved by security holders	―	―	―
Total	4,058,214	$2.31	6,941,786

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

Transactions with EGS, LLC

The Company entered into a Limited Liability Company Agreement dated April 28, 2015 by and among EGS, LLC,  a newly formed Delaware limited liability company (“EGS”) and the members named therein.  The Company invested $333,333 and acquired 333,333 Units, representing a 33.33% Membership Interest in EGS. In addition to the Company, EGS has three other members, one of whom is Marshall Geller, a member of the Company’s Board of Directors. The EGS transaction, as well as Mr. Geller’s participation in the transaction, received the prior approval of the Company’s Audit Committee.  Mr. Geller is the Managing Member of the LLC and also invested $333,333 and acquired 333,333 Units, representing a 25% Membership Interest in EGS.  Mr. Geller also received 166,666 Warrants with an exercise price of $1.00 per share that expire in five years.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for services rendered for 2015 and 2014 by EisnerAmper LLP, were as follows:

	2015	2014

Audit Fees	$187,000	$187,000

(1)
Audit fees consisted principally of fees for the audit of the annual financial statements and reviews of the condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and review of the Company’s 10-K containing proxy statement disclosure.

Policy on Pre-Approval of Services Provided by Independent Auditor

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of EisnerAmper LLP are subject to specific pre-approval policies.  In 2015 and 2014, all audit services and other services to be performed by EisnerAmper LLP require pre-approval by the Audit Committee in accordance with pre-approval policies established by the Board of Directors.  The procedures require that all proposed engagements of EisnerAmper LLP for services of any kind be directed to the Audit Committee prior to the beginning of any service.

All services provided by the independent registered public accounting firm for 2015 and 2014 were approved in advance by the Audit Committee of the Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Date: April 25, 2016	By:	/s/ IRA J. SOBOTKO
		Name:	Ira J. Sobotko
		Title:	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number		Description

31.1	*	Certification of Principal Executive Officer
31.2	*	Certification of Principal Financial Officer

*	Filed herewith