Form 10-Q
period 2016-03-31
Wright Investors Service Holdings, Inc.
filed 2016-05-11
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 11, 2016, there were 18,919,573 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.                  Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues
Investment management services	$588	$623
Other investment advisory services	714	697
Financial research and related data	175	158
	1,477	1,478
Expenses
Compensation and benefits	1,092	1,295
Other operating	904	1,082
	1,996	2,377

Operating loss	(519)	(899)

Interest expense and other income (loss), net	28	(37)

Change in fair value of contingent consideration	-	112

Loss before income taxes	(491)	(824)

Income tax expense	(16)	(17)
Net loss	$(507)	$(841)

Basic and diluted net loss per share	$(0.03)	$(0.04)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	December 31,
	2016	2015
Assets	(unaudited)
Current assets
Cash and cash equivalents	$8,227	$8,493
Short-term investments	-	157
Accounts receivable,net	359	326
Prepaid income taxes	8	37
Prepaid expenses and other current assets	373	456

Total current assets	8,967	9,469

Property and equipment, net	44	44
Intangible assets, net	2,485	2,644
Goodwill	3,364	3,364
Investment in LLC	321	287
Investment in undeveloped land	355	355
Other assets	122	120
Total assets	$15,658	$16,283

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$874	$1,030
Deferred revenue	14	-
Current portion of officers retirement bonus liability	200	200
Total current liabilities	1,088	1,230

Officers retirement bonus liability, net of current portion	684	714
Total liabilities	1,772	1,944

Stockholders’ equity
Common stock	197	197

Additional paid-in capital	33,542	33,488

Accumulated deficit	(18,494)	(17,987)

Treasury stock, at cost (565,219 common shares at March 31, 2016 and December 31, 2015)	(1,359)	(1,359)
Total stockholders' equity	13,886	14,339
Total liabilities and stockholders’ equity	$15,658	$16,283

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities

Net loss	$(507)	$(841)
Adjustments to reconcile net loss to cash used in operating activities:
Realized loss on sale of short-term investments	9	-
Depreciation and amortization	163	164
Change in liability for contingent consideration	-	(112)
Increase in value of warrant	(2)	-
Equity based compensation, including issuance of stock to directors	54	72
Equity income in LLC	(34)	-
Changes in other operating items, net :
Accounts receivable	(33)	(102)
Short-term investments	-	(3)
Deferred revenue	14	1
Officers retirement bonus liability	(30)	19
Prepaid income tax	29	4
Prepaid expenses and other current assets	83	122
Accounts payable and accrued expenses	(156)	72
Net cash used in operating activities	(410)	(604)

Cash flows from investing activities
Proceeds from sale of short-term investments	148	-
Additions to property and equipment	(4)	(9)
Net cash provided by (used in) investing activities	144	(9)

Net decrease in cash and cash equivalents	(266)	(613)
Cash and cash equivalents at the beginning of the period	8,493	11,163
Cash and cash equivalents at the end of the period	$8,227	$10,550

Supplemental disclosures of cash flow information
Net cash paid during the period for
income taxes	$-	$10

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2016
(UNAUDITED)

						Total
			Additional		Treasury	stock-
	Common stock		paid -in	Accumulated	stock , at	holders
	shares	amount	capital	deficit	cost	equity

Balance at December 31, 2015	19,720,971	$197	$33,488	$(17,987)	$(1,359)	$14,339
Net loss	-	-	-	(507)	-	(507)
Equity based compensation expense	-	-	27	-	-	27
Issuance of common stock to directors	13,821	-	27	-	-	27

Balance at March 31, 2016	19,734,792	$197	$33,542	$(18,494)	$(1,359)	$13,886

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2016 and 2015

(unaudited)

1.	Basis of presentation and description of activities

 Basis of presentation

The accompanying interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The information and note disclosures normally included in complete financial statements have been condensed or omitted pursuant to such rules and regulations.  The Condensed Consolidated Balance Sheet as of December 31, 2015 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2016 interim period are not necessarily indicative of results to be expected for the entire year.

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

Critical accounting policies and estimates

There have been no changes to our critical accounting policies and estimates in the three months ended March 31, 2016. The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the year ended December 31, 2015, as filed with the Commission with our Annual Report form 10-K filed on March 23, 2016.

Reclassification

The Company has reclassified $11,000 of Compensation and benefits for the period ended March 31, 2015 to Other operating expenses in order to be consistent with the presentation for the period ended March 31, 2016.

2.	Contingent Consideration

In connection with the Company’s acquisition of Winthrop on December 19, 2012, the Company had agreed to pay contingent consideration in cash to a holder of Winthrop common stock who received 852,228 shares of Company Common Stock to the extent that such shares have a value of less than $1,900,000 on the expiration of the three year period based on the average closing price of the Company’s Common Stock for the ten trading days prior to such date.  A liability was recognized for an estimate of the acquisition date fair value of the acquisition-related contingent consideration which may be paid.   Changes in the fair value of the contingent consideration subsequent to the acquisition date were recognized in earnings until the liability was eliminated or settled. In December 2015, the Company paid $236,000 to settle the contingent consideration liability and recognized income of $336,000 for the reduction in the fair value of the liability during the year ended December 31, 2015. The Company recognized income of $112,000 for the change in the fair value of the liability for the three months ended March 31, 2015.

3.	Per share data

Loss per share for the three months ended March 31, 2016 and 2015, respectively, is calculated based on 19,198,000 and 19,229,000 weighted average outstanding shares of common stock.  Included in these shares are vested RSUs of 35,706 and 608,526 for the quarters ended March 31, 2016 and 2015, respectively.

Options for 3,375,000 shares of common stock for the three months ended March 31, 2016 and 2015,  and unvested RSUs for 133,332 and 332,923 shares of common stock, respectively, for the three months  ended March 31, 2016 and 2015 were not included in the diluted computation as their effect would be anti-dilutive since the Company incurred net losses for both periods.

4.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At March 31, 2016, the Company had repurchased 1,791,971 shares of its common stock and a total of 3,208,029 shares, remained available for repurchase at March 31, 2016.

5.	Short-term investments

Short-term investments, which at December 31, 2015 consisted of mutual funds managed by a subsidiary of Winthrop are stated at the net asset value of the funds and are accounted for as trading securities with unrealized gain or loss included in Interest expense and other income (loss), net in the Condensed Consolidated Statements of Operations.  The Company liquidated these investments in the first quarter of 2016 for proceeds of $148,000 and realized a loss of $9,000.   Unrealized   gains on short term investments amounted to $3,000 during the three months ended March 31, 2015.

6.	Investment in LLC

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

EGS entered into a Note Purchase Agreement effective April 28, 2015 with Merriman Holdings, Inc. (“Merriman”), a publically traded company,  pursuant to which EGS purchased from Merriman for an aggregate purchase price of $1,000,000  (i) a one-year  Senior Secured Note in the original principal amount of $1,000,000, at 12% interest, payable quarterly, in arrears (the “Note”) and (ii) a Common Stock Purchase Warrant which expires in five years to purchase 500,000 shares of Merriman common stock  at $1.00 per share (the “Warrants”).   EGS distributed the Warrants to its members and the Company received 166,666 Warrants which expire in five years.  On July 20, 2015, a fourth member joined EGS and invested $333,333, and received a 25% Membership Interest in EGS.  EGS advanced the funds to Merriman and increased its investment in the Note and in addition, received 166,666 additional Warrants which it distributed to its new member.  This transaction reduced the Company’s interest in EGS to 25%, changed the expiration date of the Note to July 20, 2016, and extended the exercise date of the warrant to five years from that date. The investment in EGS is being accounted for under the equity method. Under this method, the Company records its share of EGS’s earnings (losses) in the statement of operations with equivalent amount of increases (decreases) to the investment. The Company recorded approximately $34,000 as its share of EGS’s net income for the quarter ended March 31, 2016, which is included in Interest expense and other income (loss), net.  At April 28, 2015, the Company valued the Warrants at their fair value, of $120,000, using the Black Scholes model, and recorded their value as a reduction in the investment in EGS.   At March 31, 2016 and December 31, 2015, the carrying value of the investment in EGS was $321,000 and $287,000, respectively. The Warrant which permits a cashless exercise, qualifies as a derivative, and is recorded at fair value (based on observable inputs) with change in such value included in earnings.   At March 31, 2016 and December 31, 2015, the value of the Warrant (a Level 2 Security) was $14,000 and $12,000, respectively, which is included in Other Assets in the Consolidated Balance Sheet.  The increase in the value of the Warrant of $2,000  for the quarter ended March 31, 2016 is included in Interest expense and other income (loss), net in the Consolidated Statement of Operations.  Such increase reflects the increase in the price of Merriman’s common stock as measured for the three months ended March 31, 2016.

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

7.	Incentive stock plans and stock based compensation

Common stock options

The Company had initially adopted a stock-based compensation plan for employees and non-employee members of its Board of Directors in November 2003 (the “2003 Plan”), which was subsequently amended in March 2007 (the “2003 Plan Amendment”).  In December 2007, the Company adopted the National Patent Development Corporation 2007 Incentive Stock Plan (the “2007 NPDC Plan”).  The plans provide for up to 3,500,000 and 7,500,000 awards for shares under the 2003 Plan Amendment and 2007 NPDC Plan, respectively, in the form of discretionary grants of stock options, restricted stock shares, restricted stock units (RSUs) and other stock-based awards to employees, directors and outside service providers. The Company’s plans are administered by the Compensation Committee of the Board of Directors, which consists solely of non-employee directors. The term of any option granted under the plans will not exceed ten years from the date of grant and, in the case of incentive stock options granted to a 10% or greater holder of total voting stock of the Company, three years from the date of grant.  The exercise price of any option granted under the plans may not be less than the fair market value of the common stock on the date of grant or, in the case of incentive stock options granted to a 10% or greater holder of total voting stock, 110% of such fair market value.

The Company recorded no compensation expense related to option grants for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the number of shares reserved and available for award under the 2007 NPDC Plan is 6,116,786 and under the 2003 Plan Amendment is 700,000.

During the three months ended March 31, 2016, the Company issued 100,000 options to a consultant on March 28, 2016 and 25,000 options to an employee on March 31, 2016.  The options issued on March 28, 2016 vest equally over 3 years, and are subject to post vesting restrictions for sale for three years. The options issued on March 31, 2016 vest on the third anniversary of their issuance.  The options were issued at an exercise price of $1.29 and $1.34 per share for the options issued on March 28, 2016 and March 31, 2016, respectively, equal to market value at the date of the grant.  The grant-date fair value of the options were $0.50 and $0.52, respectively, which was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0%
Expected volatility	48.24%
Risk-free interest rate	1.21%
Expected life (in years)	4

The fair value of the options granted on March 28, 2016 were reduced by an 8% discount.

During the three months ended March 31, 2015, there was no option activity.  As of March 31, 2016, there were outstanding options to acquire 3,375,000 common shares, 3,250,000 of which were vested and exercisable, having a weighted average exercise price of $2.27 per share, a weighted average contractual term of 1.7 years and an aggregate intrinsic value of $5,000.

As of March 31, 2016, the unrecognized compensation expense related to non-vested options was $59,000.

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

b)
370,000 RSUs were granted to four key executives, which vest  equally over three years, with the first third vesting one year from the Closing Date.  The RSUs were valued based on the closing price of the Company’s common stock on the Closing Date of $2.52, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25. The Company recorded compensation expense of $69,000 for the quarter ended March 31, 2015 related to these RSUs.

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

In addition, the following RSUs were granted to employees of the Company:

(c)
17,738 RSUs were granted to certain employees on February 4, 2013, which vest equally over three years, with the first third vesting on February 4, 2014.  At March 31, 2016, 11,701 of the RSU’s were fully vested.  The RSUs are valued based on the closing price of the Company’s common stock on February 4, 2013 of $2.40, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $1,000 and $3,000, respectively, for the quarters ended March 31, 2016 and 2015 related to these RSUs.   There was no unrecognized compensation expense related to these unvested RSUs at March 31, 2016.

d)
30,000 RSUs were granted to an employee on June 10, 2014, which will vest on the third anniversary of the individual’s employment, assuming the individual is still employed at that time.   The RSUs are valued based on the closing price of the Company’s common stock on June 10, 2014 of $1.90.   For the quarter ended March 31, 2015,  $11,000 of compensation expense previously recorded during the year ended December 31, 2014 related to these RSUs was reversed since in the first quarter of 2015, the individual was no longer employed by the Company and the above RSUs were cancelled.

e)
On January 19, 2015 and March 31, 2015, 100,000 RSUs were issued on each date to two newly appointed directors of the Company.  The RSUs will vest equally over 3 years.  The RSUs are valued based on the closing price of the Company’s common stock on January 19, 2015 and March 31, 2015 of $1.70 and $1.85, respectively, less an average discount of 8% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $1.56 and $1.70, respectively.  The Company recorded compensation expense of $26,000 and $11,000 for the quarters ended March 31, 2016 and 2015, respectively,  related to these RSUs.  The total unrecognized compensation expense related to these unvested RSUs at March 31, 2016 is $205,000, which will be recognized over the remaining vesting period of approximately 2 years.

8.	Intangible Assets

At March 31, 2016, intangible assets subject to amortization which were recorded in connection with the acquisition of Winthrop consisted of the following (in thousands):

Intangible	Estimated useful life	Gross carrying amount	Accumulated Amortization	Net carrying amount

Investment management and Advisory Contracts	9 years	$3,181	$1,159	$2,022
Trademarks	10 years	433	142	291
Proprietary software and technology	4 years	960	788	172
		$4,574	$2,089	$2,485

For the three month periods ended March 31, 2016 and 2015, amortization expense was $159,000 and $160,000, respectively. The weighted-average amortization period for total amortizable intangibles at March 31, 2016 is 4.75 years.  Estimated amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Year ending December 31,
2016 (remainder)	$470
2017	397
2018	397
2019	397
2020	397
2021-2023	427
$2,485

9.	Related party transactions

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

On May 13, 2014, the Company’s Audit Committee approved a decrease to approximately $27,600 per month (effective as of June 1, 2014) in the monthly sublease and administrative support services rate, which decreased rate is part of the Company’s effort to control and reduce costs.  Operating expenses for the quarters ended March 31, 2015 includes $83,000 related to the sublease arrangement with Bedford Oak. See Note 12 (a) for a description and the terms of the Company’s sublease transaction for its new corporate headquarters.  In March 2015, the Audit Committee approved the elimination of the monthly sublease and administrative support services fee effective March 31, 2015 as a result of the Company’s relocation to its new corporate headquarters.

Wright acts as an investment advisor, its subsidiary acts as a principal underwriter and one officer of Winthrop is also an officer for a family of mutual funds from which investment management and distribution fees are earned based on the net asset values of the respective funds.   Such fees, which are included in Other investment advisory services, amounted to $206,000 and $209,000 for the quarters ended March 31, 2016 and 2015, respectively.

10.	Income taxes

For the three months ended March 31, 2016 and 2015,  income tax expense  of $16,000 and $17,000, respectively,  represents minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2016 and 2015, due to the Company providing a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

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

b)
Winthrop maintains an officer retirement bonus plan (the “Bonus Plan”) that is an unfunded deferred compensation program providing retirement benefits equal to 10% of annual compensation, as defined, to those officers upon their retirement.   Effective December 1, 1999, the Plan was frozen so that no additional benefits will be earned.  The present value of the obligation under the Bonus Plan at March 31, 2016, is $884,000, of which $200,000 is estimated to be payable over the next twelve months.  The liability is payable to individual retired employees at the rate of $50,000 per year in equal monthly amounts commencing upon retirement.  The liability was recorded at $885,000 at the date of acquisition, representing its estimated fair value computed based on its present value, utilizing a discount rate of 14%, which was estimated to be the acquired company’s weighted average cost of capital on such date from the perspective of a market participant.  The calculated discount of $1,027,000 at the date of acquisition is being amortized as interest expense over the period the obligation is outstanding by use of the effective interest method.  For the three months ended March 31, 2016 and 2015, interest expense, included in Interest expense and other income (loss), net amounted to $20,000 and $37,000, respectively. At March 31, 2016, the present value of the obligation under the Bonus Plan was $884,000, net of discount of $586,000.

12.	Contingencies and commitments

(a)
On July 1, 2014, Winthrop, pursuant to the terms of its Milford facility lease, gave eight months’ notice to their landlord to terminate their lease in Milford, Connecticut.  In August 2014, the Company entered into a five year sublease in Greenwich, Connecticut for 10,000 square feet.  At March 31, 2016, annual future rent for the Greenwich, Connecticut space, under the sublease which expires on September 30, 2019 aggregated $879,000 payable as follows; $180,000 (remaining in 2016), $248,000 (2017), $255,000 (2018), and $196,000 (through September 30, 2019).   The Company moved their corporate office from Mount Kisco, New York to the new Greenwich, Connecticut facility in March 2015, which resulted in a consolidation of the Company’s operations.

(b)
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

13.	Segment information

The Company through its wholly-owned subsidiaries has one operating segment which is engaged in the investment management and financial advisory business and which derives its revenue from investment management services, other investment advisory services and financial research.

The Company’s corporate operations are not considered an operating segment and the Company does not allocate corporate expense for management and administrative services or income and expense related to other corporate activity to its operating segment to measure its operations.  The Company’s management utilizes adjusted EBITDA to measure segment performance.  Adjusted EBITDA is a measure defined as EBITDA before corporate expense, equity based compensation, amortization of stay and retention bonuses, relocation and severance costs and non-operating income (expense).   EBITDA is a measure defined as earnings (loss) before interest, taxes, depreciation and amortization

Adjusted EBITDA is a non-GAAP measure and should not be construed as an alternative to operating loss or net loss as an indicator of the Company’s performance, or as an alternative to cash used in operating activities, or as a measure of liquidity, or as any other measure determined in accordance with GAAP.

Following is a reconciliation of adjusted EBITDA of the operating segment to loss before income taxes (in thousands):

	Three months ended March 31,
	2016	2015
Adjusted EBITDA of operating segment	$168	$18

Other operating expenses:
Corporate	(398)	(588)
Depreciation and amortization	(163)	(164)
Equity based compensation	(54)	(72)
Amortization of stay and retention bonuses	-	(37)
Relocation and severance costs	(72)	(56)

Operating loss	(519)	(899)

Non- operating income (expense):
Interest expense and other (loss) income, net	28	(37)
Change in fair value of contingent consideration	-	112

Loss from before income taxes	$(491)	$(824)

Following is a summary of the Company's total assets (in thousands):
	March 31,	December 31,
	2016	2015
Operating segment	$6,747	$7,125
Corporate (1)	8,911	9,158
	$15,658	$16,283

(1) Consists principally of cash and cash equivalents

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 24, 2016.

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

Results of Operations

Assets Under Management (AUM)

Winthrop earns revenue primarily by charging fees based upon AUM.  At March 31, 2016, AUM was $1.39 billion, as compared to $1.44 billion at December 31, 2015.  The change in AUM was due to deposits of $63 million and increased market value of $18 million, offset by redemptions and withdrawals of $132 million.

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

For the three months ended March 31, 2016, the Company had a loss from operations before income taxes of $491,000 compared to a loss from operations before income taxes of $824,000 for the three months ended March 31, 2015.   The decreased loss of $333,000 was primarily the result of reduced Other operating expenses of $178,000 and reduced Compensation and benefits of $203,000, partially offset by $112,000 of income related to the Change in fair value of contingent consideration recognized during the three months ended March 31, 2015. (see Note 2 to the Condensed Consolidated Financial Statements).    Included in the loss incurred for the three months ended March 31, 2016 and 2015, respectively,  for Winthrop are amortization of intangibles of $159,000 and $160,000 , amortization of stay and retention bonuses of $0 and $34,000 and compensation expense of $1,000 and $61,000 related to RSU’s issued to Winthrop employees.

The Company’s management utilizes Adjusted EBITDA to measure performance of its operating segment.  See Note 13 to the Condensed Consolidated Financial Statements for Adjusted EBITDA of the operating segment and a reconciliation of Loss before income taxes.

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

Revenue from Investment Management Services was $588,000 and $623,000 for the three months ended March 31, 2016 and 2015, respectively. Within this category, Winthrop primarily bills clients based on AUM values as of calendar quarters.  Revenues are primarily from fees from; (i) Taft-Hartley clients, (ii) Personal Investment Managed Accounts, (iii) and other client serviced accounts.  The reduced revenue of $35,000 was attributable to decreased AUM of $14,000,000 within the Personal Managed Accounts, which maintains a higher fee structure than the Taft-Hartley business, which business had increased AUM for the comparable periods of $10,000,000.

Revenue from Other investment advisory services was $714,000 and $697,000 for the three months ended March 31, 2016 and 2015, respectively.   The increased revenues of $17,000 were primarily due to increased revenue from Mutual Funds.  Other investment advisory service revenue includes: (i) revenue from Mutual Funds; (ii) fees from services provided to Bank Trust Departments; and (iii) investment income.  Revenue from Mutual Funds includes distribution fees for both Winthrop-sponsored mutual funds as well as other mutual funds and investment management fees from Winthrop-sponsored mutual funds.

Revenue from the sale of Financial research information and related data was $175,000 and $158,000 for the three months ended March 31, 2016 and 2015, respectively.  Revenues are also derived from the distribution of investment research directly and through several third parties who act as distributors of such research content.  The fees paid by the end client are divided between Winthrop and the distributor.  Existing agreements in place with third party distributors, primarily Thomson Reuters, allow for the renegotiation of the revenue split, which could result in a decline in revenue to Winthrop.   In addition, the underlying data we utilize to produce our financial research and related data is primarily obtained from a third-party, Worldscope (currently owned by Thomson Reuters).  The Company concluded negotiations with Thomson Reuters in July 2014 and pays for the updates at the most favored vendor rate.  The agreement expires in 2024.

Compensation and benefits

For the three months ended March 31, 2016, Compensation and benefits were $1,092,000 as compared to $1,295,000 for the three months ended March 31, 2015.

The reduced Compensation and benefits of $203,000 were the result of reduced costs of $199,000 at Winthrop, as well as reduced expenses of $4,000 at the corporate level.  Included in Winthrop’s Compensation and  benefits for the three months ended March 31, 2016 and 2015 are the following; (i) stay and retention bonuses of $0 and $34,000 and (ii) compensation expense of $1,000 and $61,000 for the years ended March 31, 2016 and 2015, respectively, related to RSU’s issued to  Winthrop employees.   In addition, Winthrop recognized $72,000 of severance costs in the quarter ended March 31, 2016.

Other operating expenses

For the three months ended March 31, 2016, Other operating expenses were $904,000 as compared to $1,082,000 for the three months ended March 31, 2015.

The reduced operating expenses of $178,000 were the result of reduced operating expenses at the corporate level of $186,000 primarily due to reduced facility costs related to the move to the Company’s new Greenwich, Connecticut headquarters, as well as reduced professional fees and maintenance costs. Included in Winthrop’s Other operating expenses for the years ended March 31, 2016 and 2015 is amortization of intangibles of $159,000 and $160,000, respectively.

Income taxes

 For the three months ended March 31, 2016 and 2015, the Company recorded income tax expense of $16,000 and $17,000, respectively, which represents minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2016 and 2015, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss.

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

Financial condition

Liquidity and Capital Resources

At March 31, 2016, the Company had cash and cash equivalents totaling $8,227,000, which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s operating activities.

The decrease in cash and cash equivalents of $266,000 for the quarter ended March 31, 2016 was primarily the result of $410,000 used in operations, partially offset by $144,000 provided by investing activities.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances of Equity Securities

None

Purchases of Equity Securities

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased, and on March 29, 2011 the Company’s Board of Directors authorized an increase of an additional 1,000,000 shares to be repurchased. At March 31, 2016, the Company had repurchased 1,791,971 shares of its common stock and, a total of 3,208,029 shares remained available for repurchase.   There were no common stock repurchases made by or on behalf of the Company during the quarter ended March 31, 2016.

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Date: May 11, 2016	/s/ HARVEY P. EISEN
Name: Harvey P. Eisen
Title: Chairman of the Board and Chief Executive Officer

Date: May 11, 2016	/s/ IRA J. SOBOTKO
Name: Ira J. Sobotko
Title: Vice President, Chief Financial Officer