Form 10-Q
period 2016-09-30
Wright Investors Service Holdings, Inc.
filed 2016-11-08
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

As of November 4, 2016, there were 19,081,666 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Investment management services	$535	$627	$1,706	$1,867
Other investment advisory services	702	721	2,124	2,136
Financial research and related data	180	188	518	516
	1,417	1,536	4,348	4,519
Expenses
Compensation and benefits	904	1,176	2,940	3,693
Other operating	909	858	2,797	2,823
	1,813	2,034	5,737	6,516

Operating loss	(396)	(498)	(1,389)	(1,997)

Share of (loss) income from investment in LLC	-	37	(294)	60

Interest income (expense) and other, net	3	(118)	(33)	(222)

Change in fair value of contingent consideration	-	(176)	-	(196)

Loss from operations before income taxes	(393)	(755)	(1,716)	(2,355)

Income tax expense	(5)	(11)	(31)	(44)

Net loss	$(398)	$(766)	$(1,747)	$(2,399)

Basic and diluted (loss) per share
Net loss	$(0.02)	$(0.04)	$(0.09)	$(0.12)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED  CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2016	2015
Assets	(unaudited)
Current assets
Cash and cash equivalents	$7,049	$8,493
Short-term investments	-	157
Accounts receivable,net	441	326
Prepaid income taxes	16	37
Prepaid expenses and other current assets	472	456

Total current assets	7,978	9,469

Property and equipment, net	106	44
Intangible assets, net	2,167	2,644
Goodwill	3,364	3,364
Investment in LLC	-	287
Investment in undeveloped land	355	355
Other assets	108	120
Total assets	$14,078	$16,283

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$862	$1,030
Deferred revenue	17	-
Current portion of officers retirement bonus liability	200	200
Total current liabilities	1,079	1,230

Officers retirement bonus liability, net of current portion	601	714
Total liabilities	1,680	1,944

Stockholders’ equity
Common stock	197	197

Additional paid-in capital	33,634	33,488

Accumulated deficit	(19,734)	(17,987)

Treasury stock, at cost (815,219 common shares at September 30, 2016 and 565,219 at December 31, 2015)	(1,699)	(1,359)
Total stockholders' equity	12,398	14,339
Total liabilities and stockholders’ equity	$14,078	$16,283

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities

Net loss	$(1,747)	$(2,399)
Adjustments to reconcile net loss to cash used in operating activities:
Share of loss (income) from investment in LLC, in excess of cash of $10 received in 2016 and 2015	284	(50)
Realized loss on sale of short-term investments	9	-
Depreciation and amortization	488	490
Change in fair value of contingent consideration	-	196
Decrease in value of warrant	12	95
Equity based compensation, including issuance of stock to directors	146	344

Changes in other operating items:
Accounts and other receivables	(122)	(19)
Investment securities	-	5
Deferred revenue	17	(12)
Officers retirement bonus liability	(113)	44
Prepaid income taxes	21	4
Prepaid expenses and other current assets	(6)	3
Accounts payable and accrued expenses	(168)	135
Net cash used in operating activities	(1,179)	(1,164)

Cash flows from investing activities
Proceeds from sale of short-term investments	148	-
Investment in LLC	-	(333)
Additions to property and equipment	(73)	(10)
Net cash provided by (used in) investing activities	75	(343)

Cash flows from financing activities
Purchase of treasury stock	(340)	-
Net cash used in financing activities	(340)	-

Net decrease in cash and cash equivalents	(1,444)	(1,507)
Cash and cash equivalents at the beginning of the period	8,493	11,163
Cash and cash equivalents at the end of the period	$7,049	$9,656

Supplemental disclosures of cash flow information
Net cash paid during the period for
income taxes	$28	$35

Non cash activity:
Warrants distributed from LLC	$-	$120

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

(in thousands, except per share data)
						Total
			Additional		Treasury	stock-
	Common stock		paid -in	Accumulated	stock , at	holders
	shares	amount	capital	deficit	cost	equity

Balance at December 31, 2015	19,720,971	$197	$33,488	$(17,987)	$(1,359)	$14,339
Net loss	-	-	-	(1,747)	-	(1,747)
Equity based compensation expense	-	-	91	-	-	91
Issuance of common stock to directors	34,345	-	55	-	-	55
Purchase of treasury stock	-	-	-	-	(340)	(340)

Balance at September 30, 2016	19,755,316	$197	$33,634	$(19,734)	$(1,699)	$12,398

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2016 and 2015

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

Significant accounting policies and estimates

There have been no changes to our significant accounting policies and estimates in the three and nine months ended September 30, 2016. Our significant accounting policies are described in our consolidated financial statements for the year ended December 31, 2015, included in our Annual Report on Form 10-K.

2.	Liability for Contingent Consideration

In connection with the Company’s acquisition of Winthrop on December 19, 2012, the Company had agreed to pay contingent consideration in cash to a holder of Winthrop common stock who received 852,228 shares of Company Common Stock to the extent that such shares had a value of less than $1,900,000 on the expiration of the three year period (December 19, 2015) based on the average closing price of the Company’s Common Stock for the ten trading days prior to such date.  A liability was recognized for an estimate of the acquisition date fair value of the acquisition-related contingent consideration which may be paid.   Changes in the fair value of the contingent consideration subsequent to the acquisition date were recognized in earnings until the liability was eliminated or settled. In December 2015, the Company paid $236,000 to settle the contingent consideration liability and recognized income of $336,000 for the reduction in the fair value of the liability during the year ended December 31, 2015.  The Company recognized an expense of $176,000 and $196,000, respectively, for the change in the value of the contingent consideration for the quarter and nine months ended September 30, 2015.

3.	Per share data

Loss per share for the three months ended September 30, 2016 and 2015 respectively, is calculated based on 19,018,000 and 19,272,000 weighted average outstanding shares of common stock. Included in the share number are vested Restricted Stock Units (“RSUs”) of 78,367 and 737,772 for the three months ended September 30, 2016 and 2015, respectively.

Loss per share for the nine months ended September 30, 2016 and 2015 respectively, is calculated based on 19,079,000 and 19,249,000 weighted average outstanding shares of common stock. Included in the share number are vested RSUs of 53,989 and 736,589 for the nine months ended September 30, 2016 and 2015, respectively.

Options for 3,350,000 shares of common stock for the quarter and nine months ended September 30, 2016 and 2015, and nonvested RSUs for 133,334 shares of common stock for the quarter and nine months ended September 30, 2016 and 328,128 shares of common stock for the quarter and nine months ended September 30, 2015 were not included in the diluted computation as their effect would be anti-dilutive since the Company has net losses for such periods.

4.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

 The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At September 30, 2016, the Company had repurchased 2,041,971 shares of its common stock, of which 250,000 shares were repurchased in the second quarter of 2016, and a total of 2,958,029 shares, remain available for repurchase at September 30, 2016.

5.	Short-term investments:

 Short-term investments, which at December 31, 2015 consisted of mutual funds managed by a subsidiary of Winthrop were stated at the net asset value of the funds and were accounted for as trading securities with unrealized gain or loss included in Interest income (expense) and other, net in the Condensed Consolidated Statements of Operations.  The Company liquidated these investments in the first quarter of 2016 for proceeds of $148,000 and realized a loss of $9,000.    Unrealized  losses on short term investments amounted to $12,000 and $8,000 during the three and nine months ended September 30, 2015.

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

 The investment in EGS is being accounted for under the equity method. Under this method, the Company records its share of EGS’s earnings (losses) in the statement of operations with equivalent amount of increases (decreases) to the investment. At April 28, 2015, the Company valued the Warrants at their fair value, or $120,000, using the Black Scholes model, and recorded their value as a reduction in the investment in EGS.  The Company recorded approximately $37,000 and $60,000 as its share of EGS’s net income for the three and nine months ended September 30, 2015, respectively.    The Warrant which permits a cashless exercise, qualifies as a derivative, and is recorded at fair value (based on observable inputs) with change in such value included in earnings.    The decrease in the value of the Warrants from April 28, 2015 to September 30, 2015 of $95,000 and for the quarter ended September 30, 2015 of $65,000, is included in Interest income (expense) and other, net in the Condensed Consolidated Statement of Operations.  Such reduction reflects the decrease in the price of Merriman’s common stock as measured for the period ended September 30, 2015.

On July 20, 2015, a fourth member joined EGS and invested $333,333, and received a 25% Membership Interest in EGS.  EGS advanced the funds to Merriman and increased its investment in the Note and in addition, received 166,666 additional Warrants which it distributed to its new member.  This transaction reduced the Company’s interest in EGS to 25%, changed the expiration date of the Note to July 20, 2016 from April 28, 2016, and extended the exercise date of the warrant to five years from that date.

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

 On July 27, 2016, FINRA suspended Merriman’s securities business due to an ongoing dispute over accounting for working capital, and MC filed a Broker Dealer Withdrawal with the SEC to begin the process of terminating its licenses.  Substantially all of Merriman’s revenues are derived from MC.  Merriman has not made the April 2016 interest payment or the $1,333,333 principal payment due at maturity in July 2016, and is currently in default of the Note with EGS.

The above events indicate that EGS may be unable to recover all or a significant portion of the carrying amount of the Note and accordingly, in the quarter ended June 30, 2016, EGS discontinued accruing interest income on the Note and provided a valuation allowance and related provision for loss for the entire carrying amount of the Note, including accrued interest in a prior quarter.  Correspondingly, for the nine months ended September 30, 2016, the Company recorded $294,000 as to its share of EGS’s net loss for such period, which resulted in a zero carrying value for the Company’s investment in EGS at September 30, 2016.  In addition, the warrants were ascribed no value at such date resulting in a loss of $12,000 for the nine months ended September 30, 2016. Any future recovery by the Company on its investment in EGS will be recognized as income when received.   During the three months ended September 30, 2016, there were no amounts recovered from the Company’s investment in EGS.

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

The Company recorded compensation expense of $4,000 and $9,000 for the three and nine months ended September 30, 2016, respectively, under these plans.  There was no compensation expense related to option grants for the three and nine months ended September 30, 2015. As of September 30, 2016, the number of shares reserved and available for award under the 2007 NPDC Plan is 6,141,786 and under the 2003 Plan Amendment is 700,000.

During the nine months ended September 30, 2016, the Company issued 100,000 options to a consultant on March 28, 2016 and 25,000 options to an employee on March 31, 2016.  The options issued on March 28, 2016 vest equally over 3 years, and are subject to post vesting restrictions for sale for three years. The options issued on March 31, 2016 vest on the third anniversary of their issuance.  The options were issued at an exercise price of $1.29 and $1.34 per share for the options issued on March 28, 2016 and March 31, 2016, respectively, which price was equal to the market value at the date of the grant.  The 25,000 options issued on March 31, 2016 were canceled in the third quarter of 2016, upon the termination of the employee.   The grant-date fair value of the options were $0.50 and $0.52, respectively, which was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0%
Expected volatility	48.24%
Risk-free interest rate	1.21%
Expected life (in years)	4

The fair value of the options granted on March 28, 2016 were reduced by an 8% discount for post vesting restrictions.

The value of the options granted to the consultant are re-measured at each balance sheet date until performance is complete with the final measurement of fair value of the options made on the vesting dates.  The revised fair value is amortized over the remaining term of the option.  The value of the options at September 30, 2016 was changed to $0.23 which revised value did not have a material effect on the related compensation expense recognized for the periods ended September 30, 2016.

As of September 30, 2016, there were outstanding options to acquire 3,350,000 common shares, 3,250,000 of which were vested and exercisable, having a weighted average exercise price of $2.27 per share, a weighted average contractual term of 1.25 years and zero aggregate intrinsic value.

As of September 30, 2016, the unrecognized compensation expense related to non-vested options was $42,000.

Restricted stock units

As a result of the Winthrop acquisition, the Company issued a total of 849,280 RSUs on the Closing Date to be settled in shares of Company common stock as follows:

a)	479,280 RSUs were granted to four key executives of Winthrop, which vested as of the Closing Date and are subject to post-vesting restrictions on sale for three years. The RSUs were valued at the closing price of the Company’s common stock of $2.52, less a 20% discount for post vesting restrictions on sale, or $2.02 per share. The total value of these RSUs of $966,000, were accounted for as compensation and charged to retention bonus expense on the Closing Date.

b)	370,000 RSUs were granted to four key executives, which vest equally over three years, with the first third vesting one year from the Closing Date. The RSUs were valued based on the closing price of the Company’s common stock on the Closing Date of $2.52, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25. The Company recorded compensation expense of $69,000 and $208,000 for the quarter and nine months ended September 30, 2015 related to these RSUs.

At December 19, 2015, the above RSUs were fully vested.    In December 2015, the Company repurchased 252,767 RSUs for a total cost of $369,000.  The remaining 596,513 RSUs were settled by the issuance of 596,513 shares of common stock in the first quarter of 2016. Such issuable shares of common stock are included in the outstanding shares of common stock at December 31, 2015 in the accompanying financial statements.

In addition, the following RSUs were granted to employees of the Company:

c)	17,738 RSUs were granted to certain employees on February 4, 2013, which vest equally over three years, with the first third vesting on February 4, 2014. At September 30, 2015, 11,701 of the RSU’s were still outstanding. The RSUs are valued based on the closing price of the Company’s common stock on February 4, 2013 of $2.40, less an average discount of 11% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $2.25. The Company recorded compensation expense of $0 and $1,000 for each of the three and nine months ended September 30, 2016, respectively, and $3,000 and $8,000, respectively, for each of the three and nine months ended September 30, 2015 related to these RSUs. There was no unrecognized compensation expense related to these unvested RSUs at September 30, 2016. At September 30, 2016, the common stock related to the RSU’s has been earned, but has not been issued, and is included in the Company’s outstanding common stock.

d)	30,000 RSUs were granted to an employee on June 10, 2014, which were to vest on the third anniversary of the individual’s employment, assuming the individual was still employed at that time. The RSUs are valued based on the closing price of the Company’s common stock on June 10, 2014 of $1.90. The Company did not record any compensation expense for the nine months ended September 30, 2015, but reversed $11,000 of compensation expense previously recorded during the year ended December 31, 2014 related to these RSUs since in the first quarter of 2015, the individual was no longer employed by the Company and the 30,000 RSUs were cancelled.

e)	100,000 RSUs were issued on each of January 19, 2015 and March 31, 2015, to two newly appointed directors of the Company. The RSUs will vest equally over 3 years. The RSUs are valued based on the closing price of the Company’s common stock on January 19, 2015 and March 31, 2015 of $1.70 and $1.85, respectively, less an average discount of 8% for post-vesting restrictions on sale until the three year anniversary of the grant date, or an average price per share of $1.56 and $1.70, respectively. The Company recorded compensation expense of $27,000 and $81,000 for the three and nine months ended September 30, 2016, respectively, and $27,000 and $65,000, respectively, for the three and nine months ended September 30, 2015 related to these RSUs. The total unrecognized compensation expense related to these unvested RSUs at September 30, 2016 is $152,000, which will be recognized over the remaining vesting period of approximately 1.5 years.

8.	Intangible Assets

At September 30, 2016, intangible assets subject to amortization which were recorded in connection with the acquisition of Winthrop consisted of the following (in thousands):

Intangible	Estimated useful life	Gross carrying amount	Accumulated Amortization	Net carrying amount

Investment management and advisory contracts	9 years	$3,181	$1,336	$1,845
Trademarks	10 years	433	164	269
Proprietary software and technology	4 years	960	907	53
		$4,574	$2,407	$2,167

For the nine months ended September 30, 2016 amortization expense was $477,000. Estimated amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Year ending December 31,
2016 (remainder)	$152
2017	397
2018	397
2019	397
2020	397
2021-2023	427
$2,167

9.	Related party transactions

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

On May 13, 2014, the Company’s Audit Committee approved a decrease to approximately $27,600 per month (effective as of June 1, 2014) in the monthly sublease and administrative support services rate, which decreased rate is part of the Company’s effort to control and reduce costs.  Operating expenses for the three and nine months ended September 30, 2015 includes $0 and $83,000, respectively, related to the sublease arrangement with Bedford Oak. See Note 12(a) for a description and the terms of the Company’s sublease transaction for its new corporate headquarters.   In March 2015, the Audit Committee approved the elimination of the monthly sublease and administrative support services fee effective March 31, 2015 as a result of the Company’s relocation to its new corporate headquarters.

Wright acts as an investment advisor, its subsidiary acts as a principal underwriter and one officer of Winthrop is also an officer for a family of mutual funds from which investment management and distribution fees are earned based on the net asset values of the respective funds.   Such fees, which are included in Other investment advisory services, amounted to $207,000 and $621,000 for the three and nine months ended September 30, 2016, respectively, and $221,000 and $649,000 for the three and nine months ended September 30, 2015, respectively.

10.	Income taxes

For the three and nine months ended September 30, 2016, the Company recorded income tax expense of $5,000 and $31,000, respectively. For the three and nine months ended September 30, 2015, the Company recorded income tax expense of $11,000 and $44,000, respectively.

Income tax expense represents minimum state taxes.  No tax benefit has been recorded in relation to the pre-tax loss for the three and nine months ended September 30, 2016 and 2015, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss.

11.	Retirement plans

a)	The Company maintains a 401(k) Savings Plan (the “Plan”), for full time employees who have completed at least one hour of service coincident with the first day of each month. The Plan permits pre-tax contributions by participants. Effective January 15, 2013, the employees of Winthrop and its subsidiaries were eligible to participate in the Plan, and the Company ceased matching the participant’s contributions.

b)	Winthrop maintains an officer retirement bonus plan (the “Bonus Plan”) that is an unfunded deferred compensation program providing retirement benefits equal to 10% of annual compensation, as defined, to those officers upon their retirement. Effective December 1, 1999, the Plan was frozen so that no additional benefits will be earned. The total obligation under the Bonus Plan at September 30, 2016, on an undiscounted basis is $1,275,000, of which $200,000 is estimated to be payable over the next twelve months. The liability is payable to individual retired employees at the rate of $50,000 per year in equal monthly amounts commencing upon retirement. The liability was recorded at $885,000 at the date of the Company’s acquisition of Winthrop, representing its estimated fair value computed based on its present value, utilizing a discount rate of 14%, which was estimated to be the acquired company’s weighted average cost of capital on such date from the perspective of a market participant. The calculated discount of $1,027,000 at the date of acquisition is being amortized as interest expense over the period the obligation is outstanding by use of the effective interest method. For the three and nine months ended September 30, 2016, interest expense amounted to $39,000 and $59,000, respectively. For the three and nine months ended September 30, 2015, interest expense amounted to $59,000 and $112,000, respectively. During the second quarter of 2016 an employee left the Company prior to this retirement date, and the Company recognized $23,000 of income related to the elimination of the related liability. At September 30, 2016, the present value of the obligation under the Bonus Plan was $801,000, net of discount of $474,000.

12.	Commitments, Contingencies and Other

a)	On July 1, 2014, Winthrop, pursuant to the terms of its Milford facility lease, gave eight months’ notice to their landlord to terminate their lease in Milford, Connecticut. In August 2014, the Company entered into a five year sublease in Greenwich, Connecticut for 10,000 square feet. Estimated annual rent for the Greenwich, Connecticut space, which expires on September 30, 2019 is as follows; $61,000 ( for the remainder of 2016), $248,000 (2017), $255,000 (2018), and $196,000 (through September 30, 2019). The Company moved its corporate office from Mount Kisco, New York to the Greenwich, Connecticut facility in March 2015, which resulted in a consolidation of the Company’s operations.

b)	On September 26, 2014, the Connecticut Department of Energy and Environmental Protection (“DEEP”) issued two Orders requiring the investigation and repair of two dams in which the Company and its subsidiaries have certain ownership interests. The first Order requires that the Company investigate and make specified repairs to the Acme Pond Dam located in Killingly, Connecticut. The second Order, as subsequently revised by DEEP on October 10, 2014, requires that the Company investigate and make specified repairs to the Killingly Pond Dam located in Killingly, Connecticut. While the Company has administratively appealed and contested the allegations in both Orders, and while discussions with DEEP are underway towards resolution of the Killingly Pond Dam matter, it is not possible at this time to evaluate the likelihood of, or to estimate the range of loss from, an unfavorable outcome of either matter.

13.	Segment information

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

Following is a reconciliation of adjusted EBITDA of the operating segment to loss before income taxes (in thousands):

Wright Investors' Service Holdings, Inc.
Segment Information

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Adjusted EBITDA of operating segment	$225	$187	$550	$245

Other operating expenses:
Corporate	(428)	(362)	(1,206)	(1,251)
Depreciation and amortization	(162)	(163)	(488)	(490)
Equity based compensation	(31)	(127)	(146)	(344)
Amortization of stay and retention bonuses	-	(33)	-	(101)
Relocation and severance costs	-	-	(99)	(56)

Operating loss	(396)	(498)	(1,389)	(1,997)

Non- operating income (expense):
Interest income (expense) and other, net	3	(118)	(33)	(222)
Share of income (loss) from investment in LLC	-	37	(294)	60
Change in fair value of contingent consideration	-	(176)	-	(196)

Loss from operations before income taxes	$(393)	$(755)	$(1,716)	$(2,355)

Following is a summary of the Company's total assets:	September 30,	December 31,
	2016	2015
Operating segment	$6,726	$7,125
Corporate (1)	7,352	9,158
	$14,078	$16,283

(1) Consists principally of cash and cash equivalents

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Assets Under Management (AUM)

Winthrop earns revenue primarily by charging fees based upon AUM.  At September 30, 2016, AUM was $1.28 billion, as compared to $1.44 billion at December 31, 2015.  The change in AUM was due to redemptions and withdrawals of $373 million, offset by deposits of $158 million and increased market value of $54 million.

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

For the three months ended September 30, 2016, the Company had a loss from operations before income taxes of $393,000 compared to a loss from operations before income taxes of $755,000 for the three months ended September 30, 2015.   The reduced loss of $362,000 was primarily the result of reduced Compensation and benefits of $272,000, an  expense for the Change in fair value of contingent consideration of $176,000 recognized in 2015, and reduced Interest income (expense) and other, net of $121,000 , partially offset by increased Other operating expenses of $51,000 and reduced  revenues of $119,000.   Included in the loss incurred for each of  the three months ended September 30, 2016 and 2015, respectively,  for Winthrop are amortization of intangibles of $159,000 and $159,000 , amortization of stay and retention bonuses of $0 and $34,000 and compensation expense of $31,000 and $127,000 related to RSU’s and stock options issued to Company employees, directors and advisors.

Compensation and benefits

For the three months ended September 30, 2016, Compensation and benefits were $904,000 as compared to $1,176,000 for the three months ended September 30, 2015.

The reduced Compensation and benefits of $272,000 for the three months ended September 30, 2016 were the result of reduced costs at Winthrop due to reduction in staff levels, reduced stay and retention bonuses and reduced RSU expense.  Included in Winthrop’s Compensation and  benefits for the three months ended September 30, 2016 and 2015 are the following; (i) stay and retention bonuses of  $0 and $34,000, respectively,  and (ii) compensation expense of  $0 and $74,000, respectively,  related to RSU’s issued to  Winthrop employees.

Other operating expenses

For the three months ended September 30, 2016, Other operating expenses were $909,000 as compared to $858,000 for the three months ended September 30, 2015.

The increased operating expenses of $51,000 were the result of increased operating expenses at the corporate level of $18,000, as well as increased operating expenses of $33,000 incurred by Winthrop.  Included in Winthrop’s Other operating expenses for the three months ended September 30, 2016 and 2015 is amortization of intangibles of $159,000.

Interest income (expense) and other, net

For the three months ended September 30, 2016, Interest income (expense) and other net was $3,000 as compared to $(118,000) for the three months ended September 30, 2015.  The reduced loss is primarily due to the $65,000 decrease in the fair value of the Company’s warrant with EGS recognized in 2015. See Note 6 to the Condensed Consolidated Financial statements.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

For the nine months ended September 30, 2016, the Company had a loss from operations before income taxes of $1,716,000 compared to a loss from operations before income taxes of $2,355,000 for the nine months ended September 30, 2015.  The reduced loss of $639,000 was primarily the result of reduced Compensation and benefits of $753,000,  reduced Other operating expenses of $26,000,  reduced Interest income (expense) and other, net of $189,000 and a expense of $196,000 for the Change in fair value of contingent consideration recognized in 2015. These improvements were partially offset by reduced revenues of $171,000 and by a $294,000 Share of loss from equity investment in LLC, as compared to $60,000 of income from the investment in the LLC in 2015 (see Note 6 to the Condensed Consolidated Financial Statements).     Included in the loss incurred for the nine months  ended September  30, 2016 and 2015 for Winthrop are amortization of intangibles of $478,000 and $478,000, amortization of stay and retention bonuses of $0 and $101,000  and  expense  of $146,000 and $344,000 related to RSU’s and stock options issued to Company employees, directors and advisors, respectively.

Compensation and benefits

For the nine months ended September 30, 2016, Compensation and benefits were $2,940,000 as compared to $3,693,000 for the nine months ended September 30, 2015.

The reduced Compensation and benefits of $753,000 were the result of reduced costs at Winthrop resulting from reduced staff levels, reduced stay and retention bonuses and reduced RSU expense.  Included in Winthrop’s Compensation and  benefits for the nine months ended September 30, 2016 and 2015, respectively, are the following; (i) stay and retention bonuses of $0 and $101,000 and (ii) compensation expense of $1,000 and $207,000 for the nine months ended September 30, 2016 and 2015  related to RSU’s issued to  Winthrop employees.

Other operating expenses

For the nine months ended September 30, 2016, Other operating expenses were $2,797,000 as compared to $2,823,000 for the nine months ended September 30, 2015.

The reduced Other Operating expenses of $26,000 for the nine months ended September 30, 2016, were the result of reduced costs at the corporate level.  The reduced corporate costs are the result of reduced facility costs related to the move to the Company’s new Greenwich, Connecticut headquarters, partially offset by increased professional fees at Winthrop. Included in Winthrop’s Other operating expenses for the nine months ended September 30, 2016 and 2015 is amortization of intangibles of $478,000.

Interest income (expense) and other, net

For the nine months ended September 30, 2016, Interest income (expense) and other, net was $(33,000) as compared to $(222,000) for the nine months ended September 30, 2015.  The reduced expense  is primarily due to the $95,000 decrease in the fair value of the Company’s warrant with EGS recognized in 2015. See Note 6 to the Condensed Consolidated Financial statements.

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

Revenue from Investment Management Services was $535,000 and $1,706,000 for the three and nine months ended September 30, 2016, respectively, as compared to $627,000 and $1,867,000 for the three and nine months ended September 30, 2015, respectively. Within this category, Winthrop primarily bills clients based on AUM values as of calendar quarters.  Revenues are primarily from fees from; (i) Taft-Hartley clients, (ii) Personal Investment Managed Accounts, (iii) and other client serviced accounts.   The reduced revenue of $92,000 and $161,000, respectively, for the three and nine months ended September 30, 2016 was attributable to decreased AUM when compared to the comparable periods in 2015, of $40,000,000 for the third quarter of 2016,  $40,000,000 for the second quarter of 2016 and $31,000,000 for the first quarter of 2016 within the Personal Managed Accounts, which maintains a higher fee structure than the Taft-Hartley business, which business also had reduced AUM for the comparable periods of $101,000,000, $34,000,000 and $17,000,000, respectively.

Revenue from Other investment advisory services was $702,000 and $2,124,000 for the three and nine months ended September 30, 2016 respectively, as compared to $721,000 and $2,136,000 for the three and nine months ended September 30, 2015, respectively.   Other investment advisory service revenue includes: (i) revenue from Mutual Funds; (ii) fees from services provided to Bank Trust Departments; and (iii) investment income.  Revenue from Mutual Funds includes distribution fees for both Winthrop-sponsored mutual funds as well as other mutual funds and investment management fees from Winthrop-sponsored mutual funds. The reduced revenue of $19,000 and $12,000, respectively, for the three and nine months ended September 30, 2016 is due to reduced AUM in the Bank Trust business, when compared to the comparable periods in 2016,  of approximately $2,000,000 for the third quarter of 2016, $29,000,000 for the second quarter of 2016 and $400,000 for the first quarter of 2016.

Revenue from the sale of Financial research information and related data was $180,000 and $518,000 for the three and nine months ended September 30, 2016, respectively, as compared to $188,000 and $516,000 for the three and nine months ended September 30, 2015, respectively.  Revenues are also derived from the distribution of investment research directly and through several third parties who act as distributors of such research content. The fees paid by the end client are divided between Winthrop and the distributor.  Existing agreements in place with third party distributors, primarily Thomson Reuters, allow for the renegotiation of the revenue split, which could result in a decline in revenue to Winthrop.   In addition, the underlying data Winthrop utilizes to produce its financial research and related data is primarily obtained from a third-party, Worldscope (currently owned by Thomson Reuters), which was at no cost to Winthrop through August 2014.  The Company concluded negotiations with Thomson Reuters in July 2014 and commenced paying for the updates in August 2014 at the most favored vendor rate.  The agreement expires in 2024.

Income taxes

For the three and nine months ended September 30, 2016, the Company recorded income tax expense of $5,000 and $31,000, respectively. For the three and nine months ended September 30, 2015, the Company recorded an income tax expense of $11,000 and $44,000, respectively. Such amounts represent minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three and nine months ended September 30, 2016 and 2015, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss.

 Other Assets

The Company owns certain non-strategic assets, including interests in land and flowage rights in undeveloped property in Killingly, Connecticut.

The Company monitors these investments for impairment by considering current factors, including the economic environment, market conditions, and other specific factors and records impairments in carrying values when necessary.

Financial condition

Liquidity and Capital Resources

At September 30, 2016, the Company had cash and cash equivalents totaling $7,049,000, which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s operating activities.

The decrease in cash and cash equivalents of $1,444,000 for the nine months ended September 30, 2016 was the result of $1,179,000 used in operations, $75,000 provided by investing activities, and $340,000 used in financing activities related to the Company’s purchase of treasury stock.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased, and on March 29, 2011 the Company’s Board of Directors authorized an increase of an additional 1,000,000 shares to be repurchased. At September 30, 2016, the Company had repurchased 2,041,971 shares of its common stock and, a total of 2,958,029 shares remain available for repurchase.   There were no common stock repurchases made by or on behalf of the Company during the quarter ended September 30, 2016.

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Date: November 8, 2016	/s/ HARVEY P. EISEN
Name: Harvey P. Eisen
Title: Chairman of the Board and Chief Executive Officer

Date: November 8, 2016	/s/ IRA J. SOBOTKO
Name: Ira J. Sobotko
Title: Vice President, Chief Financial Officer