Form 10-K
period 2016-12-31
Wright Investors Service Holdings, Inc.
filed 2017-03-24
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $12,000,000.

As of March 3, 2017, 19,125,318 shares of the registrant’s common stock were outstanding.

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2016.

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

Historically, the Company had owned a home improvement distribution business through its then wholly-owned subsidiary Five Star Products, Inc. (“Five Star Products”).  The Company with a substantial portion of its assets consisting of cash and cash equivalents, also owned, and continues to own, certain non-strategic assets, primarily consisting of certain real estate. (each as described herein).

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

Overview

The Company’s assets currently consist of its 100% ownership interest in Winthrop, and cash and cash equivalents, which were $7,026,000 at December 31, 2016.    The Company intends to use its remaining cash and cash equivalents to acquire interests in one or more operating businesses in the asset management space that it believes will be synergistic with Winthrop and to fund the Company’s general and administrative expenses.

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

The Company continues to own certain non-strategic assets, which are primarily interests in land and flowage rights in undeveloped property in Killingly, Connecticut.

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

Customers

Our investment advisory client base consists of a large number of geographically diverse clients across many industries. We provide investment management services to a broad range of clients, including mutual funds, retirement plans, public pension funds, endowments, foundations, financial institutions and high net worth individuals. We strive to expand our client base by attracting new clients and earning additional business from our existing clients. As of December 31, 2016, no single client’s assets managed by us represented more than 10% of our AUM.

Our client base for research services consists of individuals and companies who access our reports through various distributors or through our own website, www.corporateinformation.com. For the year ended December 31, 2016, approximately 75% of our research revenue has been derived from Thomson Reuters.

 Intellectual Property

We maintain a number of trademarks, copyrights, trade secrets and licenses to intellectual property owned by others.  Our trademarks relate to our company names and certain products we provide and expire at various dates ranging from 2017 to 2020.  Although in aggregate our intellectual property is important to our operations, we do not consider any single trademark, copyright, trade secret or license to be of material importance to any segment or to our business as a whole.

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

Employees

At December 31, 2016, Winthrop employed 26 full-time employees, including 10 investment management, research and trading professionals, 9 marketing and client service professionals and 7 operations and business management professionals. None of our employees are subject to any collective bargaining agreements.

The Company employed a total of 4 employees at the corporate level as of December 31, 2016, of which all were full-time employees.

Connecticut Property

The Company has interests in land and certain flowage rights in undeveloped property in Killingly, Connecticut with a carrying value of approximately $355,000 which is reflected in the consolidated balance sheets and, which management believes approximates fair value.

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

Our subsidiary, WISDI, is registered as a broker-dealer under the Exchange Act and is subject to regulation by FINRA, the SEC and various state agencies.  Among other regulations, WISDI is subject to the SEC’s net capital rule, which requires a broker-dealer to maintain a minimum level of net capital.  The particular level varies depending upon the nature of the activity undertaken by a firm.  At December 31, 2016, WISDI exceeded its minimum net capital requirement.  The net capital rule is designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer.  In computing net capital, various adjustments are made to net worth which excludes assets not readily convertible into cash.  The rule also requires that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner to avoid over-inflation of the broker-dealer’s net capital.  A significant operating loss or any charge against net capital could adversely affect the ability of our broker-dealer to expand, or depending on the magnitude of the loss or charge, maintain its then present level of business.  FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital.  If the calculation reveals a net capital deficiency, FINRA may immediately restrict or suspend some or all of the broker-dealer’s activities.  Our broker-dealer subsidiary may not be able to maintain adequate net capital, or its net capital may fall below requirements established by the SEC and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether.  Under certain circumstances, the net capital rule may limit our ability to make withdrawals of capital and receive dividends from WISDI.

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

The Company may acquire interests in one or more operating businesses in the asset management space that it believes will be synergistic with Winthrop.  This strategy may not be effective, and failure to successfully develop and implement this strategy may decrease earnings and harm the Company’s competitive position in the investment management industry.  We may not be able to find suitable businesses to acquire at acceptable prices, and we may not be able to successfully integrate or realize the intended benefits from any such acquisitions.  In addition, we may issue our stock as consideration for such acquisitions, which could cause the market price for our common stock to decline.

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

As of December 31, 2016, Bedford Oak Advisors, LLC and GAMCO Investors, Inc. beneficially owned 26.7% and 11.45% of the Company’s common stock, respectively.  Bedford Oak Advisors, LLC is controlled by Mr. Harvey P. Eisen, the Company’s Chairman and Chief Executive Officer.  Mr. Eisen beneficially owned at such date an aggregate of 36% of the Company’s common stock, which percentage  includes the 26.7% beneficially owned by Bedford Oak Advisors, LLC.  The Company has entered into Investor Rights Agreements with former Winthrop stockholders that received shares of our common stock in connection with the Winthrop transaction.  The Investor Rights Agreement is a registration rights agreement, which include both customary demand and “piggyback” registration provisions, allow the respective stockholders to cause us to file one or more registration statements for the resale of their respective shares of the Company’s common stock and cooperate in certain underwritten offerings.  Sales by us or our large stockholders of a substantial number of shares of our common stock in the public market pursuant to registration rights or otherwise, or the perception that these sales might occur, could cause the market price of our common stock to decline.

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

At December 31, 2016, we had outstanding 19,081,666 shares of our common stock, which includes 11,710 Restricted Stock Units (“RSUs”) which became fully vested without restrictions on sale in February 2016, and options to purchase a total of 3,350,000 shares of common stock, of which 3,250,000 are exercisable, and of which 2,700,000 expired on February 28, 2017.  In addition, there are 200,000 RSUs of which 66,666 were vested at December 31, 2016. We are authorized to issue up to 30,000,000 shares of common stock and are therefore able to issue additional shares without being required under corporate law to obtain shareholder approval.  If we issue additional shares, or if our existing shareholders exercise their outstanding options, our other shareholders may find their holdings drastically diluted, which if it occurs, means they would own a smaller percentage of our Company.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Subsidiaries of Winthrop had leased an office facility in Milford, CT under an operating lease expiring in 2017, which, in addition to the minimum lease payments, required payment of electricity and property taxes.  The total annual lease cost was approximately $90,000.  Effective March 31, 2014, Winthrop had the right to terminate the lease upon 8 months’ notice.

On July 1, 2014, Winthrop, pursuant to the terms of its Milford facility lease, gave eight months’ notice to their landlord of their intention to terminate their lease in Milford, Connecticut.  In August 2014, the Company entered into a five-year sublease in Greenwich, Connecticut for 10,000 square feet.  The current annual rent for the new sublease, which expires on September 30, 2019 is $230,000, subject to 3% annual increases.  The Company moved all their operations, including the corporate office in Mount Kisco, New York to the new Greenwich, Connecticut facility in the first quarter of 2015.

Effective June 1, 2010, the Company had relocated its headquarters to the offices of Bedford Oak Advisors, LLC (“Bedford Oak”) in Mount Kisco, New York. The Company was subleasing a portion of the space and had access to various administrative support services on a month-to-month basis at the rate of approximately $19,700 per month.  As a result of the Merger Agreement with Winthrop, the Company transitioned from a “shell company” as defined in Rule 12b-2 of the Exchange Act, into an operating company.  As a result, on October 31, 2012 the Company’s Audit Committee approved an increase to approximately $40,700 (effective as of September 1, 2012,) in the monthly sublease and administrative support services rate, which increased rate the Company believed was necessary to provide for the increased personnel and space requirements necessary for an operating company. On May 13, 2014, the Company’s Audit Committee approved a decrease to approximately $27,600 per month (effective as of June 1, 2014) in the monthly sublease and administrative support services rate, which decreased rate is part of the Company’s effort to control and reduce costs.    The Company moved out of the Mount Kisco, NY location in March 2015.  In March 2015, the Audit Committee approved the elimination of the monthly sublease and administrative support services fee effective March 31, 2015.    See “Certain Relationships and Related Transactions, and Director Independence” below.

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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters.

The following table presents the high and low bid and asked prices for the Company’s common stock for 2016 and 2015.  The Company’s common stock, $0.01 par value, is quoted on the OTC Bulletin Board.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Quarter	High	Low

2016	First	$1.99	$1.29
	Second	$1.45	$1.10
	Third	$1.17	$0.68
	Fourth	$0.80	$0.50

2015	First	$2.00	$1.45
	Second	$2.00	$1.52
	Third	$1.65	$1.31
	Fourth	$2.00	$1.25

The number of stockholders of record of the Company’s common stock as of March 10, 2017 was 762 and the closing price on the OTC Bulletin Board of such common stock on that date was $0.70 per share.

The Company did not declare or pay any cash dividends on its common stock in 2016 or 2015. The Company currently intends to retain future earnings to finance the growth and development of its business and does not intend to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At December 31, 2016 and 2015, the Company had repurchased an aggregate of 2,041,971 and 1,791,821 shares of its common stock, respectively, and a total of 2,778,029 and 3,208,029 shares, remained available for repurchase at December 31, 2016 and 2015, respectively, pursuant to the 5,000,000 share repurchase plans.  The Company repurchased 250,000 and 150 shares of common stock during the years ended December 31, 2016 and 2015, respectively.

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

On the Closing Date, 881,206 shares of the Company’s Common Stock were issued by the Company as merger consideration to those holders of Winthrop Common Stock who elected to receive Company Common Stock as merger consideration and the Company paid cash totaling $4,852,000 to those holders of Winthrop Common Stock who elected to receive cash as merger consideration. Pursuant to the Merger Agreement and an Investors’ Rights Agreement, holders of Winthrop Common Stock who elected to receive Company Common Stock as merger consideration were subject to a three-year transfer restriction on such Company Common Stock. Further, the Company agreed to pay contingent consideration in cash to a holder of Winthrop common stock who received 852,228 shares of Company Common Stock to the extent that such shares have a value of less than $1,900,000 on the expiration of the three-year period based on the average closing price of the Company’s Common Stock for the ten trading days prior to such date. The contingent cash consideration paid in December 2015 was $236,000.

Pursuant to the Merger Agreement, the Company has entered into employment agreements with four key Winthrop employees having initial terms of five years for one employee and three years for three employees which provide for compensation in the form of base salary, various bonuses and restricted stock units, representing Company Common Stock (“RSUs”).  The employment agreements provide for automatic annual renewals unless notice of non-renewal is given at least six months prior to the applicable employment period. On June 16, 2015, the three key executives with three year contracts were informed that their contracts would not be automatically renewed.  See Notes 12 and 14(a) to the Consolidated Financial Statements.

Legal Proceedings

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

A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance increased by approximately $712,000 and $998,000 respectively, during the years ended December 31, 2016 and 2015 due to increases of net operating loss carryforwards and other deferred tax assets.

Intangible Assets

Intangible assets, which were recorded in connection with the acquisition of Winthrop, are amortized over their estimated useful lives, on a straight-line basis. Intangible assets subject to amortization are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assesses the recoverability of its intangible assets by determining whether the unamortized balance can be recovered over the assets’ remaining life through undiscounted forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce such amounts to fair value determined based on forecasted future cash flows discounted at a rate commensurate with the risk associated with achieving such cash flows. Future cash flows are based on trends of historical performance and the Company’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.  No impairment of intangible assets was recognized at December 31, 2016 or 2015.

Goodwill

Goodwill, which was recorded in connection with the acquisition of Winthrop, is not subject to amortization and is tested for impairment annually on December 31, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount, underlying goodwill. Fair value was calculated based upon future cash flows discounted at a rate commensurate with the risk involved, market based comparables and recent transactions within the financial services industry.  Future cash flows are based on projection of adjusted EBITDA of the operating segment. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.  No impairment of goodwill was recognized at  December 31, 2016 or 2015.  There were no changes in the carrying value of goodwill during 2016 or 2015.

Results of Operations

Year ended December 31, 2016 compared to the year ended December 31, 2015

For the year ended December 31, 2016, the Company had a loss from operations before income taxes of $2,078,000 compared to a loss from operations before income taxes of $2,394,000 for the year ended December 31, 2015.

The reduced loss of $316,000 was primarily the result of reduced Compensation and benefits of $1,001,000 and reduced Other operating expenses of $189,000, as well reduced Interest expense and other, net of $144,000. These improvements were partially offset by reduced revenues of $314,000 and by a $294,000 Share of loss from equity investment in LLC, as compared to $74,000 of income from the investment in the LLC in 2015 (see Note 6 to the Consolidated Financial Statements).    In addition, in 2015 the Company recorded income of $336,000 on the final settlement of the liability for contingent consideration (see Note 4 to the Consolidated Financial Statements).   Included in Winthrop’s operating loss for the years ended December 31, 2016 and 2015 are, respectively, the following; (i) amortization of intangibles of $629,000 and $637,000, and (ii) stay and retention bonuses of $0 and $135,000. In addition, the Company incurred for the years ended December 31, 2016 and 2015 compensation expense of $119,000 and $344,000, respectively, related to RSU’s and stock options issued to Company employees, directors and advisors, respectively.

The Company’s management utilizes Adjusted EBITDA to measure performance of its operating segment.  See Note 17 to the Consolidated Financial Statements for Adjusted EBITDA of the operating segment and a reconciliation of Loss from operations before income taxes.

Assets Under Management (AUM)

Winthrop earns revenue primarily by charging fees based upon AUM.  At December 31, 2016 and 2015, AUM was $1.25 billion and $1.45 billion, respectively. For the year ended December 31, 2016 the Company had deposits of $195 million and increased market value of $62 million, offset by redemptions and withdrawals of $451 million.

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

Revenue from Investment Management Services was $2,240,000 for the year ended December 31, 2016 as compared to $2,453,000 for the year ended December 31, 2015. Within this category, Winthrop primarily bills clients based on AUM values as of calendar quarters.  Revenues are primarily from fees from; (i) Taft-Hartley clients, (ii) Personal Investment Managed Accounts,  and (iii)  other client serviced accounts.  The reduced revenue for the year ended December 31, 2016 is the result of reduced AUM for all calendar quarters in 2016 as compared to the comparable billing periods in 2015.

Revenue from Other investment advisory services was $2,765,000 for the year ended December 31, 2016 as compared to $2,839,000 for the year ended December 31, 2015. Other investment advisory service revenue includes: (i) revenue from Mutual Funds; (ii) fees from services provided to Bank Trust Departments; and (iii) investment income.  Revenue from Mutual Funds includes distribution fees for both Winthrop-sponsored mutual funds as well as other mutual funds and investment management fees from Winthrop-sponsored mutual funds.  The reduced revenue for the year ended December 31, 2016 is the result of reduced AUM for all calendar quarters in 2016 as compared to the comparable billing periods in 2015.

Revenue from the sale of Financial research information and related data was $706,000 for the year ended December 31, 2016 as compared to $733,000 for the year ended December 31, 2015.  Revenues are also derived from the distribution of investment research directly and through several third parties who act as distributors of such research content.  The fees paid by the end client are divided between Winthrop and the distributor.  Existing agreements in place with third party distributors, primarily Thomson Reuters, allow for the renegotiation of the revenue split, which could result in a decline in revenue to Winthrop. In addition, the underlying data we utilize to produce our financial research and related data is primarily obtained from a third-party, Worldscope (currently owned by Thomson Reuters), which was at no cost to us through August 2014.  The Company concluded negotiations with Thomson Reuters in July 2014 and commenced paying for the updates in August 2014 at the most favored vendor rate.  The agreement expires in 2024.

Compensation and benefits

For the year ended December 31, 2016, Compensation and benefits were $3,801,000 as compared to $4,802,000 for the year ended December 31, 2015.

The reduced Compensation and benefits of $1,001,000 were primarily the result of reduced costs at Winthrop resulting primarily from reduced staff levels of  $538,000, reduced stay and retention bonuses of $135,000 and reduced RSU expense of $251,000, partially offset by severance costs of $99,000.  Included in Winthrop’s Compensation and benefits for the years ended December 31, 2016 and 2015 are the following; (i) stay and retention bonuses of $0 and $135,000, respectively, and (ii) compensation expense of $1,000 and $252,000 for the years ended December 31, 2016 and 2015, respectively, related to RSU’s issued to Winthrop employees.

Other operating expenses

For the year ended December 31, 2016, Other operating expenses were $3,594,000 as compared to $3,783,000 for the year ended December 31, 2015.

The reduced Other Operating expenses of $189,000 for the year ended December 31, 2016, were the result of reduced costs at both the corporate and Winthrop levels.  The reduced corporate costs are the result of reduced facility costs of $159,000 related to the move to the Company’s new Greenwich, Connecticut headquarters, as well as reduced professional fees of $49,000, partially offset by increased travel and promotion costs of $58,000.  The decrease in Winthrop’s operating expenses was primarily due to reduced travel and promotion costs of $57,000.   Included in Winthrop’s Other operating expenses for the years ended December 31, 2016 and 2015 is amortization of intangibles of $629,000 and $637,000, respectively.

Interest expense and other, net

For the year ended December 31, 2016, Interest expense and other, net was $100,000 as compared to $244,000 for the year ended December 31, 2015.  The reduced expense is primarily due to the $108,000 decrease in the fair value of the Company’s warrant with EGS recognized in 2015 and reduced interest expense of $70,000 in 2016 related to Winthrop’s officer’s retirement bonus plan. See Notes 6 and 14 (b) to the Consolidated Financial statements.

Income taxes

For the year ended December 31, 2016, the income tax expense related to continuing operations of $54,000 substantially represents state minimum income taxes.

Due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss, no tax benefit has been recorded in relation to the pre-tax loss from continuing operations for the year ended December 31, 2016 and December 31, 2015.

Financial condition, liquidity and capital resources

Liquidity and Capital Resources

At December 31, 2016, the Company had cash and cash equivalents totaling $7,026,000, which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s general and administrative expenses.  The Company believes that its working capital is sufficient to support its operating requirements for at least the next 15 months ended March 31, 2018.

The decrease in cash and cash equivalents of $1,467,000 for the year ended December 31, 2016 was the result of $1,202,000 used in operating activities, and $340,000 used in financing activities, partially offset by $75,000 provided by investing activities.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Financial Statements of Wright Investors’ Service Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Wright Investors' Service Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Wright Investors' Service Holdings, Inc. (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wright Investors' Service Holdings, Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
March 24, 2017

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2016	2015
Revenues
Investment management services	$2,240	$2,453
Other investment advisory services	2,765	2,839
Financial research and related data	706	733
	5,711	6,025
Expenses
Compensation and benefits	3,801	4,802
Other operating	3,594	3,783
	7,395	8,585

Operating loss	(1,684)	(2,560)
Share of (loss) income from Investment in LLC	(294)	74
Interest expense and other, net	(100)	(244)
Change in fair value of liability for contingent consideration	-	336
Loss from operations before income taxes	(2,078)	(2,394)
Income tax expense	(54)	(27)
Net loss	$(2,132)	$(2,421)

Basic and diluted net loss per share	$(0.11)	$(0.13)

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$7,026	$8,493
Short-term investments	-	157
Accounts receivable	291	326
Prepaid income taxes	-	37
Prepaid expenses and other current assets	393	456
Total current assets	7,710	9,469
Property and equipment, net	103	44
Intangible assets, net	2,015	2,644
Goodwill	3,364	3,364
Investment in LLC	-	287
Investment in undeveloped land	355	355
Other assets	108	120
Total assets	$13,655	$16,283

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$741	$1,030
Deferred revenue	11	-
Income taxes payable	37	-
Current portion of officers retirement bonus liability	200	200
Total current liabilities	989	1,230

Officers retirement bonus liability, net of current portion	570	714
Total liabilities	1,559	1,944

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued
Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 19,830,219 in 2016 and 19,720,971 in 2015 (including 11,701 in 2016 and 596,513 in 2015 shares issuable for vested restricted stock units); outstanding 19,015,000 in 2016 and 19,155,752 in 2015	198	197

Additional paid-in capital	33,716	33,488

Accumulated deficit	(20,119)	(17,987)

Treasury stock, at cost (815,219 in 2016 and 565,219 shares in 2015)	(1,699)	(1,359)
Total stockholders' equity	12,096	14,339
Total liabilities and stockholders’ equity	$13,655	$16,283

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share amounts)

	Years Ended December 31,
	2016	2015
Cash flows from operating activities

Net loss	$(2,132)	$(2,421)
Adjustments to reconcile net loss to cash used in operating activities:
Share of loss (income) from investment in LLC, in excess of cash received of $10 in 2016 and $20 in 2015	284	(94)
Realized loss on sale of short-term investments	9	-
Depreciation and amortization	643	652
Change in liability for contingent consideration	-	(336)
Decrease in value of warrant	12	108
Equity based compensation, including issuance of stock to directors	229	446
Changes in other operating items:
Accounts receivable	35	10
Short-term investments	-	(3)
Deferred revenue	11	(12)
Officers retirement bonus liability	(144)	56
Prepaid income tax	37	(25)
Income taxes payable	37	-
Prepaid expenses and other current assets	66	15
Accounts payable and accrued expenses	(289)	(86)
Net cash used in operating activities	(1,202)	(1,690)

Cash flows from investing activities
Proceeds from sale of short-term investments	148	-
Investment in LLC	-	(333)
Additions to property and equipment	(73)	(19)
Net cash provided by (used in) investing activities	75	(352)

Cash flows from financing activities
Purchase of treasury stock	(340)	-
Payment of liability for contingent consideration	-	(236)
Repurchase of fully vested restricted stock units	-	(392)
Net cash used in financing activities	(340)	(628)

Net decrease in cash and cash equivalents	(1,467)	(2,670)
Cash and cash equivalents at the beginning of the year	8,493	11,163
Cash and cash equivalents at the end of the year	$7,026	$8,493

Supplemental disclosures of cash flow information
Net cash paid during the year for
Income taxes	$3	$35

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2016 AND 2015

(in thousands, except share data)
						Total
			Additional		Treasury	stock-
	Common stock		paid -in	Accumulated	stock , at	holders
	shares	amount	capital	deficit	cost	equity

Balance at December 31, 2014	19,059,198	$191	$33,440	$(15,566)	$(1,359)	$16,706
Net loss	-	-	-	(2,421)	-	(2,421)
Equity based compensation expense	-	-	344	-	-	344
Repurchase of vested restricted stock units	-	-	(392)	-	-	(392)
Shares issuable for vested restricted stock units	596,513	5	(5)	-	-	-
Issuance of common stock to directors	65,260	1	101	-	-	102
Balance at December 31, 2015	19,720,971	197	33,488	(17,987)	(1,359)	14,339
Net loss	-			(2,132)	-	(2,132)
Equity based compensation expense	-	-	119	-	-	119
Shares issuable for vested restricted stock units	11,701	-	-	-	-	-
Issuance of common stock to directors	97,547	1	109	-	-	110
Purchase of treasury stock	-	-	-	-	(340)	(340)
Balance at December 31, 2016	19,830,219	$198	$33,716	$(20,119)	$(1,699)	$12,096

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.
Notes to Consolidated Financial Statements

1.	Description of activities

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

Reclassification

The Company has reclassified  $74,000 of income included in Interest expense and other, net for the year ended December 31, 2015 to  Share of (loss) income from Investment in LLC  in the Consolidated Statement of  Operations in order to conform to the  presentation for the year ended December 31, 2016.

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

Cash and cash equivalents

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase.  Cash equivalents, which are carried at cost plus accrued interest, which approximates fair value, consist of an investment in a money market fund which invests in treasury bills and amounted to approximately $6,301,000, and $7,833,000 at December 31, 2016 and 2015, respectively.

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

 Basic and diluted loss per share

Basic and diluted loss per share for the years ended December 31, 2016 and 2015, respectively, is calculated based on 19,085,000 and 19,250,000 weighted average outstanding shares of common stock including common shares underlying vested RSUs.   Options for 3,350,000 and 3,250,000 shares of common stock in 2016 and 2015, respectively, and unvested RSUs for 132,000 and 204,000 shares of common stock in 2016 and 2015, respectively, were not included in the diluted computation as their effect would be anti-dilutive since the Company has losses from continuing operations for both years.

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

The accounting for uncertain tax positions guidance requires that the Company recognize the financial statement benefit of a tax position only after determining that the Company would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties on uncertain tax positions as interest and other expenses, respectively.  The Company has no uncertain tax positions at December 31, 2016 and 2015.

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

Intangible Assets

Intangible assets, which were recorded in connection with the acquisition of Winthrop, are amortized over their estimated useful lives, on a straight-line basis. Intangible assets subject to amortization are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assesses the recoverability of its intangible assets by determining whether the unamortized balance can be recovered over the assets’ remaining life through undiscounted forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce such amounts to fair value determined based on forecasted future cash flows discounted at a rate commensurate with the risk associated with achieving such cash flows. Future cash flows are based on trends of historical performance and the Company’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.   No impairment of intangible assets was recognized at December 31, 2016 or 2015.

Goodwill

Goodwill, which was recorded in connection with the acquisition of Winthrop, is not subject to amortization and is tested for impairment annually on December 31, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit, which consists of The Wright Companies operating segment, with its carrying amount, including goodwill. Fair value was calculated based upon future cash flows discounted at a rate commensurate with the risk involved, market based comparables and recent transactions within the financial services industry. Future cash flows are based on projection of adjusted EBITDA of the operating segment (see Note 17). If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.  No impairment of goodwill was recognized at  December 31, 2016 or 2015.  There were no changes in the carrying value of goodwill during 2016 or 2015.

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

3.	Certain new accounting guidance

In May 2014, the FASB issued an accounting standard update on revenue recognition (ASU 2014-09).  The new guidance creates a single, principle based model for revenue recognition and expands and improves disclosures about revenue.  The new guidance is effective for fiscal years beginning on or after December 15, 2017 and interim periods within those fiscal years.  The Company is currently assessing the impact the adoption of ASU 2014-09 will have on its financial statements.

In February 2016, the FASB issued ASU 2016-02, leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840).  ASU 2016-2 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Early application is permitted for all entities.  ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial application, with an option to elect to use certain transaction relief.  The Company is currently assessing the impact that the adaption of ASU 2016-02 will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation- Stock Compensation (Topic 718):  Improvements to Employee Share Based Payment Accounting.”  ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classifications in the statement of cash flows.  ASU 2016-09 is effective for the fiscal years beginning after December 15, 2016 and interim periods within those fiscal years.  The Company is currently assessing the impact that the adoption of ASU 2016-09 will have on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard effective for all entities in the first annual period ending after December 15, 2016 and did not have any impact on the Company’s financial statement disclosures.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU generally requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The new guidance must be applied using a modified-retrospective approach and is effective for periods beginning after December 15, 2017 and early adoption is not permitted.

In January 2017, FASB issued ASU 2017-04, “Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the second step of the previous FASB guidance for testing goodwill for impairment and is intended to reduce cost and complexity of goodwill impairment testing.  The standard is effective for periods beginning after December 15, 2019 for both interim and annual periods.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company is currently assessing the impact that the adoption of ASU 2017-04 will have on its financial statement.

On May 17, 2016, the SEC staff updated interpretative guidance on non-GAAP financial measures. The updated guidance provides clarifying examples in areas of frequent staff comments, including misleading non-GAAP presentations and non-GAAP measures with greater prominence than the comparable GAAP measures. No SEC rules have changed as a result of the updated staff guidance. However, the updated guidance provides examples of potentially misleading non-GAAP measures that could violate Regulation G. The SEC updates also clarify that non-GAAP liquidity measures cannot be presented on a per share basis in documents filed or furnished with the Commission. Finally, the updates described how income tax effects of non-GAAP measures should be presented and calculated.

4.	Liability for contingent consideration

 In connection with the Company’s acquisition of Winthrop on December 19, 2012, the Company agreed to pay contingent consideration in cash to a holder of Winthrop common stock who received 852,228 shares of Company Common Stock, to the extent that such shares had a value of less than $1,900,000 on the expiration of the three year period based on the average closing price of the Company’s Common Stock for the ten trading days prior to such date.

A liability was recognized for an estimate of the acquisition date fair value of the acquisition-related contingent consideration which may be paid.  The fair value was calculated by utilizing a lattice model, which takes into account the potential for the Company’s stock price per share being less than $2.23 per share at the end of the 3 year lock-up period.  The fair value measurement was based on significant unobservable inputs that were supported by little market activity and reflect the Company’s own assumptions.  Key assumptions included expected volatility (50% at December 31, 2014) in the Company’s Common Stock and the risk free interest rate   (0.25 %  at December 31, 2014)   during the  then remainder of the  three year lock up  period.  Changes in the fair value of the contingent consideration subsequent to the acquisition date were recognized in earnings prior to the liability being settled. The fair value of the liability was $572,000 on December 31, 2014 (Level 3 under the fair value hierarchy-see Note 5).  In December 2015, the Company paid $236,000 to settle the contingent consideration liability and   recognized income of $336,000 for the reduction in the fair value of the liability during 2015.  Based on the fair value of the liability at September 30, 2015, the Company recognized a gain of $532,000 (unaudited) for the fourth quarter ended December 31, 2015.

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

Marketable securities at December 31, 2015 consist of (in thousands):

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

EGS entered in a Note Purchase Agreement effective April 28, 2015 with Merriman Holdings, Inc. (“Merriman”), a publicly traded company,  pursuant to which EGS purchased from Merriman for an aggregate purchase price of $1,000,000  (i) a one-year  Senior Secured Note in the original principal amount of $1,000,000, at 12% interest, payable quarterly, in arrears (the “Note”) and (ii) a Common Stock Purchase Warrant which expires in five years to purchase 500,000 shares of Merriman common stock  at $1.00 per share (the “Warrants”). EGS distributed the Warrants to its members and the Company received 166,666 Warrants which expire in five years. Marshall Geller also received 166,666 Warrants with an exercise price of $1.00 per share that expire in five years.

The investment in EGS is being accounted for under the equity method. Under this method, the Company records its share of EGS’s earnings (losses) in the statement of operations with equivalent amount of increases (decreases) to the investment. At April 28, 2015, the Company valued the Warrants at their fair value, or $120,000, using the Black Scholes model, and recorded their value as a reduction in the investment in EGS. The Company recorded approximately $74,000 as its share of EGS’s net income for the year ended December 31, 2015.   At December 31, 2015, the carrying value of the investment in EGS was $287,000. The Warrant which permits a cashless exercise, qualifies as a derivative, and is recorded at fair value (based on observable inputs) with change in such value included in earnings.   At December 31, 2015, the value of the Warrant (a Level 2 Security) was $12,000, which is included in Other Assets in the Consolidated Balance Sheet.  The decrease in the value of the Warrant of $108,000 is included in Interest expense and other, net in the Consolidated Statement of Operations.  Such reduction reflects the decrease in the price of Merriman’s common stock as measured for the period ended December 31, 2015.

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

The above events indicate that EGS may not be able to recover all or a significant portion of the carrying amount of the Note and accordingly, in the quarter ended June 30, 2016, EGS discontinued accruing interest income on the Note and provided a valuation allowance and related provision for loss for the entire carrying amount of the Note, including accrued interest in a prior quarter.  Correspondingly, for the year ended December 31, 2016, the Company recorded $294,000 as to its share of EGS’s net loss for such period, which resulted in a zero carrying value for the Company’s investment in EGS at December 31, 2016.  In addition, the warrants were ascribed no value at such date resulting in a loss of $12,000 for the year ended December 31, 2016. Any future recovery by the Company on its investment in EGS will be recognized as income when received.   During the year ended December 31, 2016, there were no amounts recovered from the Company’s investment in EGS.

7.          Accounts receivable

Winthrop and its subsidiaries continuously monitor the creditworthiness of customers and establish an allowance for uncollectible accounts based on specific customer related collection issues.  As of  December 31, 2016 and 2015, there was no allowance for uncollectible accounts.

8.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2016	2015

Accrued professional fees	$187	$328
Accrued compensation and related expenses	161	193
Other	393	509
	$741	$1,030

9.	Income taxes

The components of income tax expense  are as follows (in thousands):

	Year Ended December 31,
	2016	2015
Current
Federal	$-	$-
State and local	54	27
Total current	54	27

For the year ended December 31, 2016 and 2015, current income tax expense related to operations substantially represents minimum state income taxes.

The difference between the benefit for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) from operations is as follows:

	Year ended December 31,
	2016	2015
Federal income tax rate	(34.0)%	(34.0)%
State income tax (net of federal effect)	1.7	(4.7)
Change in valuation allowance	34.3	41.9
Non-deductible expenses	0.6	2.7
Non-taxable income	-	(4.8)
Effective tax rate	2.6%	1.1%

The deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$8,809	$8,325
Equity-based compensation	1,275	1,237
Tax credit carryforwards	148	148
Accrued compensation	305	369
Accrued liabilities & other	105	113
Gross deferred tax assets	10,642	10,192
Less: valuation allowance	(9,850)	(9,138)
Deferred tax assets after valuation allowance	792	1,054

Deferred tax liabilities:
Intangible assets	(784)	(1,043)
Other	(8)	(11)
Deferred tax liabilities	(792)	(1,054)
Net Deferred tax assets	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance increased by approximately $712,000 and $998,000 respectively, during the years ended December 31, 2016 and 2015 due to increases of net operating loss carryforwards and other deferred tax assets.

The Company files a consolidated federal tax return with its subsidiaries.  As of December 31, 2016, the Company has a federal net operating loss carryforward of approximately $21.4 million, which expires from 2031 through 2036, and various state and local net operating loss carryforwards totaling approximately $19.2 (pre-apportioned) and $1.4 (post-apportioned) million, which expire between 2017 and 2036.  Approximately $1.3 million of the federal net operating loss carryforward and $8.5 million of the state net operating loss carryforward were acquired from Winthrop.  The acquired federal net operating loss carryfoward is limited in its utilization by Section 382 of the Internal Revenue Code due to an ownership change.

10.	Property and equipment:

Property and equipment consists of the following (in thousands):

	December 31,
	2016	2015
Computer software	$72	$2
Computer equipment	110	108
Office furniture and equipment	46	45
Leasehold improvements	1	1
	229	156
Less accumulated depreciation and amortization	(126)	(112)
	$103	$44

Depreciation expense for the years ended December 31, 2016 and 2015 was $14,000 and $15,000, respectively.

11.	Intangible Assets

Intangible assets subject to amortization consisted of the following (in thousands):

		December 31, 2016
Intangible	Estimated useful life	Gross carrying amount	Accumulated Amortization	Net carrying amount

Investment Management and Advisory Contracts	9 years	$3,181	$1,425	$1,756
Trademarks	10 years	433	174	259
Proprietary Software and Technology	4 years	960	960	-
		$4,574	$2,559	$2,015

		December 31, 2015
Intangible	Estimated useful life	Gross carrying amount	Accumulated Amortization	Net carrying amount

Investment Management and Advisory Contracts	9 years	$3,181	$1,072	$2,109
Trademarks	10 years	433	131	302
Proprietary Software and Technology	4 years	960	727	233
		$4,574	$1,930	$2,644

Amortization expense amounted to $629,000 and $637,000 for each of the years ended December 31, 2016 and 2015, respectively. The weighted-average amortization period for total amortizable intangibles at December 31, 2015 is 4 years. Estimated amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Year ending December 31,
2017	$397
2018	397
2019	397
2020	397
2021	386
2022	41
$2,015

12.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At December 31, 2016, the Company had repurchased 2,041,971 shares of its common stock (of which 250,000 shares were purchased in 2016 at a cost of $340,000) and a total of 2,958,029 shares, remained available for repurchase.

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

The Company recorded compensation expense of $9,000 for the year ended December 31, 2016 under these plans.  There was no compensation expense related to option grants for the year ended December 31, 2015. As of December 31, 2016, the number of shares reserved and available for award under the 2007 NPDC Plan is 6,141,786 and under the 2003 Plan Amendment is 700,000.

During the year ended December 31, 2016, the Company issued 100,000 options to a consultant on March 28, 2016 and 25,000 options to an employee on March 31, 2016.  The options issued on March 28, 2016 vest equally over 3 years, and are subject to post vesting restrictions for sale for three years. The options issued on March 31, 2016 vest on the third anniversary of their issuance.  The options were issued at an exercise price of $1.29 and $1.34 per share for the options issued on March 28, 2016 and March 31, 2016, respectively, which price was equal to the market value at the date of the grant.  The 25,000 options issued on March 31, 2016 were canceled in the third quarter of 2016, upon the termination of the employee.   The grant-date fair value of the options were $0.50 and $0.52, respectively, which was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0%

Expected volatility	48.24%

Risk-free interest rate	1.21%

Expected life (in years)	4

The fair value of the options granted on March 28, 2016 were reduced by an 8% discount for post vesting restrictions.

The value of the options granted to the consultant are re-measured at each balance sheet date until performance is complete with the final measurement of fair value of the options made on the vesting dates.  The revised fair value is amortized over the remaining term of the option.  The value of the options at December 31, 2016 changed to $0.08 which revised net value of $700 will be amortized over the remaining life of the options.

As of December 31, 2016, there were outstanding options to acquire 3,350,000 common shares, 3,250,000 of which were vested and exercisable, having a weighted average exercise price of $2.27 per share, a weighted average contractual term of 1 year and zero aggregate intrinsic value.  On February 28, 2017, 2,700,000 of the above options expired without being exercised.

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

b)
370,000 RSUs were granted to four key executives, which vested  equally over three years, with the first third vesting one year from the Closing Date.  The RSUs were valued based on the closing price of the Company’s common stock on the Closing Date of $2.52, less an average discount of 11% for post-vesting restrictions on sale until the three-year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of  $252,000 for the years ended December 31, 2015 related to these RSUs.

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

In addition, the following RSUs were granted to employees of the Company:

c)
17,738 RSUs were granted to certain employees on February 4, 2013, which vest equally over three years, with the first third vesting on February 4, 2014 and the second third vesting on February 4, 2015.  At December 31, 2015, 11,701 of the RSU’s were still outstanding.  The RSUs are valued based on the closing price of the Company’s common stock on February 4, 2013 of $2.40, less an average discount of 11% for post-vesting restrictions on sale until the three-year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $1,000 and $11,000, respectively, for the years ended December 31, 2016 and 2015 related to these RSUs.  There is no unrecognized compensation expense related to these  RSUs at December 31, 2016.

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

e)
100,000 RSUs were issued on each of January 19, 2015 and March 31, 2015, to two newly appointed directors of the Company.  The RSUs will vest equally over 3 years, with the first third vesting in January and March 2016, respectively.  The RSUs are valued based on the closing price of the Company’s common stock on January 19, 2015 and March 31, 2015 of $1.70 and $1.85, respectively, less an average discount of 8% for post-vesting restrictions on sale until the three-year anniversary of the grant date, or an average price per share of $1.56 and $1.70, respectively.  The Company recorded compensation expense of $109,000 and $92,000, respectively, for the years ended December 31, 2016 and 2015 related to these RSUs. The total unrecognized compensation expense related to these unvested RSUs at December 31, 2016 is $124,000, which will be recognized over the remaining vesting period of approximately 1 year.

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

b)
Winthrop maintains an officer retirement bonus plan (the “Bonus Plan”) that is an unfunded deferred compensation program providing retirement benefits equal to 10% of annual compensation, as defined, to those officers upon their retirement.   Effective December 1, 1999, the Plan was frozen so that no additional benefits will be earned.  The total obligation under the Bonus Plan at September 30, 2016, on an undiscounted basis is $1,224,000, of which $200,000 is estimated to be payable over the next twelve months. The present value of the obligation under the Bonus Plan at December 31, 2016 is $770,000, of which $200,000 is estimated to be payable over the next twelve months.  The liability is payable to individual retired employees at the rate of $50,000 per year in equal monthly amounts commencing upon retirement.  The liability was recorded at $885,000 at the date of acquisition, representing its estimated fair value computed based on its present value, utilizing a discount rate of 14%, which was estimated to be the acquired company’s weighted average cost of capital on such date from the perspective of a market participant.  The calculated discount of $1,027,000 at the date of acquisition is being amortized as interest expense over the period the obligation is outstanding by use of the effective interest method.  For the years ended December 31, 2016 and 2015, interest expense, (included in Investment and other expense, net) amounted to $78,000 and $148,000, respectively. At December 31, 2016, and 2015 the present value of the obligation under the Bonus Plan was $770,000, and $914,000, respectively, net of discount of $454,000 and $606,000, respectively.  During 2016 an employee left the Company prior to his retirement date, and the Company recognized $23,000 of income related to the elimination of the related liability and a corresponding credit to Compensation and benefits in the Consolidated Statement of Operations.

15.	Commitments, Contingencies and Other

(a)
Pursuant to his Employment Agreement, Mr. Peter Donovan served as Chief Executive Officer of Winthrop, commencing upon the Closing Date.  Mr. Donovan’s Employment Agreement provides for a term of five years, with automatic annual renewals unless notice of non-renewal is given at least six months prior to the applicable employment period.  Mr. Donovan was receiving an annual base salary of $300,000, subject to increases at the discretion of the Compensation Committee of Winthrop’s Board of Directors.  During the initial term of Mr. Donovan’s Employment Agreement but subsequent to the third anniversary of the Closing Date, in the sole discretion of the Board of Directors of Winthrop, Mr. Donovan will assume the position of Executive Chairman of Winthrop in lieu of his position as Chief Executive Officer, with such authority, duties and responsibilities as are commensurate with his position as Executive Chairman and such other duties and responsibilities as may reasonably be assigned to him by the Chief Executive Officer of the Company.  Effective December 19, 2015, pursuant to the terms and conditions of his Employment Agreement, Mr. Donovan assumed the position of Executive Chairman of Winthrop in lieu of the position of Chief Executive Officer of Winthrop. As Executive Chairman, Mr. Donovan is receiving an annual base salary of $200,000.

Under their respective Employment Agreements, the three other key executives were serving as Senior Managing Directors of Winthrop.  Their Employment Agreements each provide for a term of three years, with automatic annual renewals unless notice of non-renewal is given at least six months prior to the applicable employment period.  On June 16, 2015, the other three key executives were informed that their contracts would not be automatically renewed.  Each of the three key executives is receiving an annual base salary of $250,000.  In addition to their base salaries, each of the other three key executives were entitled to receive a “Stay/Client Retention Bonus” of $114,000.  The Stay/Client Retention Bonus was payable in equal installments on the Closing Date and first, second and third anniversaries of the Closing Date.  Two of the executives elected to receive the Stay/Client Retention Bonus in RSUs, valued at $2.00 per RSU (a total of 114,000 RSUs) which vested in equal annual installments on the first, second and third anniversaries of the Closing and one elected to receive cash payable in four equal installments of $28,500, the first paid and expensed on the Closing Date.  In the first quarter of 2016, one of the three key executives was no longer employed by the Company.

(b)
On July 1, 2014, Winthrop, pursuant to the terms of its Milford Connecticut facility lease, gave eight months’ notice to their landlord to terminate their lease in Milford, Connecticut.  In August 2014, the Company entered into a five-year sublease in Greenwich, Connecticut for 10,000 square feet.  At December 31, 2016, annual future rent for the Greenwich  space, which expires on September 30, 2019 aggregated $700,000 payable as follows;  $248,000 (2017), $255,000 (2018), and $196,000 (through September 30, 2019).  Rent expense charged to operations related to the facilities aggregated $240,000 and $225,000 in 2016 and 2015, respectively.  The rent expense in 2016 and 2015 included deferred rent of $58,000 and $65,000, respectively, due to straight lining the amounts payable over the lease term commencing in August 2014 upon the Company gaining access to the premises. The Company also moved their corporate office from Mount Kisco, New York (see Note 16) to the new Greenwich facility in March 2015, which resulted in a consolidation of the Company’s corporate headquarters to Greenwich, Connecticut.

(c)
On September 26, 2014, the Connecticut Department of Energy and Environmental Protection (“DEEP”) issued two Orders requiring the investigation and repair of two dams in which the Company and its subsidiaries have certain ownership interests, which are included in Investment in undeveloped land in the Consolidated Balance Sheet.  The first Order requires that the Company investigate and make specified repairs to the Acme Pond Dam located in Killingly, Connecticut.  The second Order, as subsequently revised by DEEP on October 10, 2014, requires that the Company investigate and make specified repairs to the Killingly Pond Dam located in Killingly, Connecticut.  While the Company has administratively appealed and contested the allegations in both Orders, and while discussions with DEEP are underway towards resolution of the Killingly Pond Dam matter, it is not possible at this time to evaluate the likelihood of, or to estimate the range of loss from, an unfavorable outcome of either matter.

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

On May 13, 2014, the Company’s Audit Committee approved a decrease to approximately $27,600 per month (effective as of June 1, 2014) in the monthly sublease and administrative support services rate, which decreased rate was part of the Company’s effort to control and reduce costs. In March 2015, the Audit Committee approved the elimination of the monthly sublease and administrative support services fee effective March 31, 2015. See Note 15 (b) for a description and the terms of the Company’s sublease transaction for its new corporate headquarters.  Operating expenses for the year ended December 31, 2015 includes $83,000 related to the sublease arrangement with Bedford Oak.

Wright acts as an investment advisor, its subsidiary acts as a principal underwriter and one officer of Winthrop is also an officer for a family of mutual funds from which investment management and distribution fees are earned based on the net asset values of the respective funds.   Such fees, which are included in Other investment advisory services, amounted to $778,000 and $871,000 for the years ended December 31, 2016 and 2015, respectively.

17.          Segment information

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

Following is a reconciliation of adjusted EBITDA of the operating segment to loss from continuing operations before income taxes (in thousands):

	Year ended December 31,
	2016	2015
Adjusted EBITDA of operating segment income	$785	$366

Other operating expenses:
Corporate	(1,498)	(1,629)
Depreciation and amortization	(643)	(652)
Equity based compensation	(229)	(446)
Amortization of stay and retention bonuses	-	(135)
Relocation and severance costs	(99)	(64)

Operating loss	(1,684)	(2,560)

Non- operating income (expense):
Interest expense and other, net	(100)	(244)
Share of income (loss) from investment in LLC	(294)	74
Change in fair value of contingent consideration	-	336

Loss from continuing operations before income taxes	$(2,078)	$(2,394)

Following is a summary of the Company's total assets (in thousands):
	December 31,
	2016	2015
Operating segment	$6,224	$7,125
Corporate (1)	7,431	9,158
	$13,655	$16,283

(1) Consists principally of cash and cash equivalents

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2016 were effective.

The Company’s principal executive officer and principal financial officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially effected or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of internal control over financial reporting as of December 31, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in  Internal Control – Integrated Framework  (2013)  (“COSO Framework”).  Based upon our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Item 9B.    Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of December 31, 2016, for its annual stockholders’ meeting for 2015 (the “Proxy Statement”) under the captions “Directors and Executive Officers”, “Corporate Governance”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Audit Committee.”

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Additional information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders under the caption “Stock Ownership of Management and Principal Stockholders”.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders under the captions “Certain Transactions with Management” and “Director Independence”.

Item 14.  Principal Accounting Fees and Services.

The information regarding principal accountant fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is incorporated by reference to the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders under the caption “Principal Accountant Fees and Services.”

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: March 24, 2017	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ HARVEY P. EISEN	Chairman, President and Chief Executive Officer	March 24, 2017
Harvey P. Eisen	(Principal Executive Officer)
/s/ LAWRENCE G. SCHAFRAN	Director	March 24, 2017
Lawrence G. Schafran

/s/ RICHARD C. PFENNIGER Jr.	Director	March 24, 2017
Richard C. Penniger Jr.
/s/ MARSHALL S. GELLER	Director	March 24, 2017
Marshall S. Geller /s/ PETER M. DONOVAN	Director	March 24, 2017
Peter M. Donovan
/s/ IRA J. SOBOTKO	Vice President, Chief Financial Officer	March 24, 2017
Ira J. Sobotko	(Principal Financial and Accounting Officer)

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

10.20
Sublease between Coldwell Banker Real Estate Services LLC (sublessor) And Wright Investors’’ Service Holdings, Inc. (sublessee) At 177 West Putman Avenue, Greenwich Connecticut.  Incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 as filed on November 12, 2014.

10.21	Limited Liability Company Agreement for EGS, LLC effective April 28, 2015

10.22	Note Purchase Agreement Between EGS, LLC and Merriman Holdings, Inc., effective April 28, 2015

10.23	Note Purchase Agreement Between EGS, LLC and Merriman Holdings, Inc., effective July 16, 2015

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