Form 10-K/A
period 2016-12-31
Wright Investors Service Holdings, Inc.
filed 2017-04-18
CIK 1279715

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

As of April 17, 2017, 19,125,318 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

Wright Investors’ Service Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) pursuant to General Instruction G (3) to Form 10-K, which amends and supplements our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2017 (the “2016 Form 10-K”).    This Form 10-K/A provides the information required to be disclosed in Part III, Items 10 through 14 and updates the information contained in Part IV, Item 15.  As a result of this amendment, the Company is filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the 2016 Form 10-K.

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

 Set forth below are the names of, and certain biographical information regarding, the directors of the Company. The Board of Directors currently consists of five directors.

 Harvey P. Eisen, 74, has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since June 2007 and also has served as its President since July 2007.  Mr. Eisen has served as a director of the Company since 2004.  Mr. Eisen has served as Chairman and Managing Member of Bedford Oak Advisors, LLC, an investment partnership (“Bedford Oak”), since 1998 and Chairman and Director of GP Strategies Corporation, a global performance solutions provider (“GP Strategies”) since 2004.

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

Peter M. Donovan, 74, has served as a director of the Company since December 19, 2012.  Through December 19, 2015, Mr. Donovan was the Chief Executive Officer of The Winthrop Corporation (“Winthrop”)  and  through its wholly-owned subsidiaries Wright Investors’ Service, Inc. (“Wright”), Wright Investors’ Service Distributors, Inc. (“WISDI”) and Wright’s wholly-owned subsidiary, Wright Private Asset Management, LLC (“WPAM”) (collectively, the “Wright Companies”).  Mr. Donovan is currently the Executive Chairman of the Board of Winthrop.  Mr. Donovan worked at Jones, Kreeger & Co., in Washington, D.C. prior to joining Wright in 1966.  At Wright, Mr. Donovan was responsible for the overall management of Wright. Mr. Donovan became President of Winthrop and Wright in 1988 and Chief Executive Officer in 1996.. He is co-author of Worldscope Industrial Company Profiles and Worldscope Financial Company Profiles.  He is also President of the Wright Managed Income Trust and the Wright Managed Equity Trust. Mr. Donovan is a chartered financial analyst. Mr. Donovan is Chairman of the Board of Trustees of the School for Ethical Education.  He is a member of the New York Society of Security Analysts and the Hartford Society of Financial Analysts.  Mr. Donovan received a BA in Economics from Goddard College.

Mr. Donovan is qualified to serve on our Board of Directors because of his extensive business skills and experiences in the financial services industry and his financial literacy and expertise.

Marshall S .Geller, 77, has served as a director of the Company since January 14, 2015.  Mr. Geller is a Co-Founder and Senior Investment Partner of St. Cloud Capital, LLC, a Los Angeles based private equity fund formed in December 2001. He has spent more than 49 years in corporate finance and investment banking, including 21 years as a Senior Managing Director of Bear, Stearns & Co., with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East.  Mr. Geller has served as a director of GP Strategies since 2002 and currently serves as a director of COR Capital LLC.   Harvey Eisen, the Company’s Chairman and Chief Executive Officer is the Chairman of GP Strategies and Richard Pfenniger, a director of the Company, is also a director of GP Strategies.

Mr. Geller also serves on advisory boards to Banc of CA, Merriman Holdings, Inc. and UCLA Health Systems.   Mr. Geller is on the Board of Governors of Cedars-Sinai Medical Center, Los Angeles and also serves on the Dean's Advisory Council for the College of Business & Economics at California State University, Los Angeles.  During the past five years, Mr. Geller has also been a director of California Pizza Kitchen.

Mr. Geller is qualified to serve on our Board of directors due to his experience as the managing partner of a private equity fund and a director of other public companies, Mr. Geller brings to the Board many years of experience and expertise as an investor in and advisor to companies in various sectors.

Richard C. Pfenniger Jr., 61,  has served as a director of the Company since March 31, 2015.  Mr. Pfenniger served as Interim Chief Executive Officer of Vein Clinics of America, Inc. from May 2014 to February 2015 and also served as Interim Chief Executive Officer of IntegraMed America, Inc., a manager of outpatient medical fertility centers, from January to June 2013. From 2003 until 2011, Mr. Pfenniger served as the Chairman of the Board, President and Chief Executive Officer of Continucare Corporation, a provider of primary care physician services. Mr. Pfenniger was the Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc., a provider of career-oriented higher education, from 1997 until 2003. From 1994 to 1997, Mr. Pfenniger served as the Chief Operating Officer of IVAX Corporation, and from 1989 to 1994 he served as the Senior Vice President-Legal Affairs and General Counsel of IVAX Corporation, a multi-national pharmaceutical company. Mr. Pfenniger also currently serves as a Director of TransEnterix, Inc., a medical device company,  Opko Health, Inc., a multi-national pharmaceutical and diagnostics company, Biocardia, Inc., a regenerative medicine company, GP Strategies, Vein Clinics of America, Inc. and IntegraMed America, Inc. He also served as a director of IVAX Corporation from 2002 to 2009.

The Company believes that Mr. Pfenniger’s prior experience as a Chief Executive Officer of a public company and his other senior management roles, each of which have required him to balance the demands of clients, employees and investors, makes him a valuable addition to the Company’s Board of Directors.

Lawrence G. Schafran, 78, has served as a director and chairman of the audit committee of the Company since 2006.  Mr. Schafran also serves as a director of Cupcake Digital, Inc., COPsync, Inc., Glasstech, Inc. and VerifyMe, Inc.

Mr. Schafran also served as director of other public and private companies, and as a Managing Director of Providence Capital, Inc., an investment and advisory firm from March 2003 until December 2012.

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

Ira J. Sobotko, 60, has served as Vice President, Finance, Secretary and Treasurer of the Company since July 2007, and as its principal financial officer and principal accounting officer.  His title was changed from Vice President, Finance, Secretary and Treasurer to Vice President and Chief Financial Officer, Secretary and Treasurer in 2008.  Mr. Sobotko served as Senior Vice President, Finance, Secretary and Treasurer of Five Star Products and as its principal financial officer from July 2007 until its sale by the Company in January 2010.  From April 2007 to July 2007, Mr. Sobotko served as Vice President, Finance of the Company.  From September 2005 through March 2007, Mr. Sobotko served as a financial consultant to various publicly traded companies, including the Company and Five Star Products and various emerging technologies companies.  From January 2004 through May 2005, Mr. Sobotko served as Vice President and Chief Financial Officer of Campusfood.com, a web-based network of restaurants for students and local communities.  From August 2000 to January 2004, Mr. Sobotko served as Executive Vice President, Finance at Arrowsight, Inc., a web-based application service provider, and has also served as a director of Arrowsight since November 2001.

Amit S. Khandwala, 53, is currently the Co-Chief Executive Officer, Co-President, Chief Investment Officer and Chief Investment Officer of Global Equities at Winthrop as of December 19, 2015.  Mr. Khandwala received a BS in Economics, Accounting, International Business and Computers from the University of Bombay, India, and an MBA in Investments, Corporate Finance, and International Finance & International Marketing from the University of Hartford. Mr. Khandwala has overall responsibility for US and International equity management including the direction and implementation of quantitative equities research. Additionally, he is the portfolio manager for Wright’s equity products. Mr. Khandwala manages the Mid Core Strategy which received “Manager of the Decade 2014” as well as “Manager of the Decade 2013” award and “Top Guns Bull & Bear Masters – December 2014” for Large Growth Strategy from PSN/Informa. In addition, Mr. Khandwala also received “Best of The Best” award from PSN/Informa for the Large Growth Strategy he manages as of September 2014. Mr. Khandwala has been published in the Journal of Portfolio Management and has been involved in conducting empirical research in finance. He was also responsible for the management of 21 single country and regional funds domiciled in US and in Luxembourg. He is a member of the New York Society of Security Analysts. Mr. Khandwala is quadralingual in English, Hindi, Gujarati and Marathi. In 2006, Mr. Khandwala received the Anchor Award from the University of Hartford as a distinguished alumnus. In 2014, Mr. Khandwala was selected Chairman of the Board of St. Vincent’s Medical Center Foundation, and served through 2016. In 2016, Mr. Khandwala was selected to the Physicians Contract and Compensation Committee of the St. Vincent’s Medical Center. Mr. Khandwala is also a member of the Investment Committee of the St. Vincent’s Medical Center Foundation. Mr. Khandwala holds the Series 65 securities license. Mr. Khandwala joined Wright in 1986 and has  31 years of investment experience.

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

Audit Committee

Our Audit Committee is currently composed of Lawrence G. Schafran and Marshall S. Geller. The Board of Directors affirmatively determined that Mr. Schafran and Mr. Geller are independent, in accordance with The Nasdaq Stock Market (“Nasdaq”) independence criteria and for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Code of Ethics

The Company has adopted a Code of Ethics for its principal executive officer, senior financial officers, including the principal financial officer and the principal accounting officer, and persons performing similar functions for its subsidiaries. If the Company makes any substantive amendment to the Code of Ethics or grants any waiver from a provision of the Code of Ethics for said executive officers, the Company will disclose the nature of such amendment or waiver in a filing on Form 8-K. The Code of Ethics was originally filed as Exhibit 14.1 to the Company’s Form 10-K for the year ended December 31, 2004, which was filed with the SEC on April 15, 2005 and is incorporated by reference herein. The Company will also provide a copy of such Code of Ethics to any person, without charge, upon written request made to the Company’s Secretary at the following address: Wright Investors’ Service Holdings, Inc., Attn: Secretary, 177 West Putnam Avenue, Greenwich, CT 06830.

ITEM 11.	EXECUTIVE COMPENSATION

The Company has elected to use the Smaller Reporting Company rules issued by the SEC regarding the disclosure of executive compensation.  Under these rules, the Company provides a Summary Compensation Table covering 2016 and 2015 compensation for the individual who served as principal executive officer in 2015 and for three individuals who are the most highly-compensated executive officers other than the individual who served as principal executive officer (to whom we refer collectively as our “named executive officers”) and Outstanding Equity Awards at Year-End Table and certain narrative disclosures.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of the Company’s Named Executive Officers for the fiscal years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary	Bonus (1)	Option & Restricted Stock Unit Awards (2)	All Other Compensation (3) (4)(5)	Total
		($)	($)	($)	($)	($)
Harvey P. Eisen, Chairman of the Board and Chief Executive Officer (Principal Executive	2016	20,000	0	0	1,318	21,138
Officer) (3)	2015	20,000	0	0	1,162	21,162
Ira J. Sobotko, Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting	2016	150,000	0	0	11,716	161,716
Officer) (4)	2015	150,000	0	0	11,484	161,484
Peter M. Donovan, Chairman of the Board, of	2016	200,000	6,250	0	3,047	209,297
Winthrop (5)	2015	300,000	239,000	57,909	245,180	842,089

Amit S. Khandwala, Co- Chief Executive Officer of Winthrop	2016	250,000	6,250	0	68,592	324,842
	2015	250,000	25,000	77,666	10,603	363,269

(1)
In 2016, Mr. Donovan received a quarterly incentive bonus of $6,250.  In 2015, Mr. Donovan received a stay/retention bonus of $214,000, as well as a quarterly incentive bonus of $25,000.   See “Overview of Material Compensation Arrangements with Our Named Executive Officers- Peter Donovan”.

In 2016, Mr. Khandwala received a quarterly incentive bonus of $6,250.  In 2015, Mr. Khandwala received a quarterly incentive bonus of $25,000. See “Overview of Material Compensation Arrangements with Our Named Executive Officers- Amit S. Khandwala”.

(2)
The dollar amount recognized as expense for financial statement reporting purposes, calculated in accordance with FASB ASC Topic 718.  A discussion of the assumptions used in calculating these values with respect to awards related to Company common stock may be found in Note 14 to our audited financial statements in the Form 10-K for the fiscal year ended December 31, 2015.

(3)	For Mr. Eisen, the amount reflected under “All Other Compensation” is comprised of:

•	$1,318 and $1,162 for 2016 and 2015, respectively, for life insurance premiums;

(4)	For Mr. Sobotko, the amount reflected under “All Other Compensation” is comprised of:

•	$2,116 and $1,884 for 2016 and 2015, respectively, for life insurance premiums;

•	$9,600 for each of 2016 and 2015 for auto expense allowance.

(5)
Mr. Donovan was the Chief Executive Officer of Winthrop, which became a subsidiary of the Company on December 19, 2012 in connection with the Company’s acquisition of Winthrop, (the “Closing Date”) through December 19, 2015.  Effective December 19, 2015, Mr. Donovan became the Executive Chairman of Winthrop. For Mr. Donovan, the amount reflected in “All Other Compensation” is comprised of:

•	$3,047 for 2016 and 2015, for life insurance premiums.

•	$0 and $5,682 for 2016 and 2015, respectively for personal auto usage.

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

(6)
Mr. Khandwala, effective December 19, 2015, became the Co-Chief Executive Officer (with Mr. Eisen) of Winthrop, at which time Mr. Khandwala became a Named Executive Officer of the Company. For Mr. Khandwala, the amount reflected in “All Other Compensation” is comprised of:

•	$483 in 2016 and 2015 for life insurance premiums.

•	$68,109 and $10,120 in 2016 and 2015, respectively, for sales commissions.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning the holdings of unexercised and vested options to purchase shares of common stock of the Company for each of the named executive officers at December 31, 2016.

Name	Number of Shares of Common Stock Underlying Unexercised Options which are Exercisable	Number of Shares of Common Stock Underlying Unexercised Options which are Unexercisable	Option Exercise Price Per Share of Common Stock	Option Expiration Date
	(#)	(#)	($)
Harvey P. Eisen	2,500,000 (1) (2) 250,000(1)	-	$2.45 $1.36	February 28, 2017 April 28, 2020
Ira J. Sobotko	100,000 (1)	-	$2.68	July 29, 2017

(1)	These options were fully vested at December 31, 2016.
(2)	These options expired unexercised on February 28, 2017

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

b)
85,000 RSUs were granted on December 19, 2012, which vested  equally over three years, with the first third vesting December 19, 2013.  The RSUs are valued based on the closing price of the Company’s common stock on the Closing Date of $2.52, less an average discount of 11% for post-vesting restrictions on sale until the three-year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $57,909  for the year ended December 31, 2015  related to these RSUs. At December 31, 2015 all the above RSUs were fully vested and were settled by the issuance of 195,771 shares of common stock in the first quarter of 2016.

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

b)
114,000 RSUs were granted on December 19, 2012, which vested  equally over three years, with the first third vesting December 19, 2013.  The RSUs are valued based on the closing price of the Company’s common stock on the Closing Date of $2.52, less an average discount of 11% for post-vesting restrictions on sale until the three-year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $77,666 for the year ended December 31, 2015 related to these RSUs.  At December 31, 2016 all the above RSUs were fully vested.

c)
In December 2015, the Company repurchased 112,926 RSUs from Mr. Khandwala for a total cost of $165,000.  The remaining 170,950 RSUs were settled by the issuance of 170,950 common shares in the first quarter of 2016. Such issuable shares that were issued  are included in the outstanding common shares at December 31, 2016.

Overview of Material Compensation Arrangements with Our Named Executive Officers

The following is a summary of the material terms of employment and compensation arrangements pursuant to which compensation was paid to our named executive officers for their service with the Company or its subsidiaries for the fiscal year ended December 31, 2016.

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

On March 1, 2007, in connection with its decision to appoint Mr. Eisen to the executive positions described above, our Board of Directors granted to Mr. Eisen options to purchase an aggregate of 2,500,000 shares of Company common stock, pursuant to the Company’s 2003 Incentive Stock Plan (the “2003 Plan”), at an exercise price equal to $2.45 per share, which was the average of the closing bid and ask prices of Company common stock on March 1, 2007. The options vested in approximately one-third increments on each of March 1, 2008, March 1, 2009 and March 1, 2010. These options were fully vested at December 31, 2016 and expired unexercised on February 28, 2017.

On April 28, 2010, our Board of Directors granted to Mr. Eisen for his role in the completion of the sale of both the Company’s undeveloped real property located in Pawling, New York in 2010 and the sale Five Star Products, the latter of which closed in January 2010, an option to purchase 250,000 shares of common stock, of the Company granted under the Company’s 2007 Incentive Stock Plan. The options have an exercise price of $1.36 per share, which was equal to the fair market value on the date of grant, vested over three years, in approximately one-third increments each year, commencing on the first anniversary of the date of grant and have a term of ten years, subject to earlier termination as provided in the form of option agreement. The options were fully vested at December 31, 2016.

Ira J. Sobotko

Mr. Sobotko serves as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company.   Mr. Sobotko received a salary of $200,000 per annum from the Company, which was reduced to $150,000, effective February 1, 2014.  Mr. Sobotko had requested that the Company’s Board and Compensation Committee approve this reduction as a result of the Company’s then current operating losses.  In addition, pursuant to the terms and conditions of the Stock Option Agreement, dated July 30, 2007, between the Company and Mr. Sobotko (the “Sobotko NPDC Stock Option Agreement”), Mr. Sobotko was granted options to purchase 100,000 shares of Company common stock under the 2003 Plan at an exercise price equal to $2.68 per share, which was the average of the closing bid and ask prices of Company common stock on July 30, 2007.  The options were fully vested at December 31, 2016.

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

In addition to his base salary, Mr. Donovan was eligible for a “Stay/Client Retention Bonus” an aggregate of $1,170,000,  of which $850,000 was paid on the Closing Date, and the remainder of which was paid ratably upon the first, second and third anniversaries of the Closing Date.

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

Mr. Donovan was also entitled to receive a “Special Bonus,” payable on the third anniversary of the Closing Date equal to the excess, if any, of $1,900,000 over the product of (i) the aggregate trailing average closing price of the Company Common Stock for the 10 trading days prior to such third anniversary multiplied by (ii) the number of shares of Company Common Stock that he receives as Merger Consideration (subject to equitable adjustment to reflect stock splits and similar changes in the Company’s capitalization) regardless of whether he is employed on the third anniversary date. In December 2015, the Company paid Mr. Donovan $236,000 to settle the liability of the Special Bonus.    Under his Employment Agreement, Mr. Donovan was also eligible to receive quarterly and annual incentive bonuses for each period during the initial term of his Employment Agreement and for any period thereafter prior to the date his title is changed to Executive Chairman.  The quarterly incentive bonuses will be equal to $6,250 per quarter for each fiscal quarter during which the revenue of Winthrop, determined in accordance with generally accepted accounting principles in the United States (“GAAP”), does not decline from the immediately prior year’s GAAP revenue by 9% or more.  If during a fiscal year Mr. Donovan has not earned all quarterly incentive bonuses for such year, he will be entitled to a “catch up” bonus for any such quarter in which the incentive bonus has not been earned if the GAAP revenue of Winthrop for the entire fiscal year has not declined from the immediately prior year by 9% or more.  Mr. Donovan will also be entitled to an annual incentive bonus of $25,000 if, at the end of a given fiscal year, GAAP revenue of Winthrop for such year has increased by at least 9% over the immediately prior year.  For the year ended December 31, 2016 and 2015, Mr. Donovan received a total quarterly incentive bonus of $6,250 and $25,000, respectively.

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

Under the terms of the Khandwala Agreement, Mr. Khandwala was also eligible to receive quarterly and annual incentive bonuses for each period during the initial term of the Khandwala Agreement.  The quarterly incentive bonuses will be equal to $6,250 per quarter for each fiscal quarter during which the revenue of Winthrop, determined in accordance with generally accepted accounting principles in the United States (“GAAP”), does not decline from the immediately prior year’s GAAP revenue by 9% or more.  If during a fiscal year Mr. Khandwala has not earned all quarterly incentive bonuses for such year, he will be entitled to a “catch up” bonus for any such quarter in which the incentive bonus has not been earned if the GAAP revenue of Winthrop for the entire fiscal year has not declined from the immediately prior year by 9% or more.  Mr. Khandwala will also be entitled to an annual incentive bonus of $25,000 if, at the end of a given fiscal year, GAAP revenue of Winthrop for such year has increased by at least 9% over the immediately prior year.  For the year ended December 31, 2016 and 2015, Mr. Khandwala received total quarterly incentive bonuses of $6,250 and $25,000, respectively.

Termination of Employment and Change in Control Arrangements

Potential Payments upon Termination or Change in Control

As discussed above, both Mr. Eisen and Mr. Sobotko’s stock option awards granted under the 2003 and 2007 Plan have vested. See the descriptions of the agreement with the named executive officers above for additional information.

At the Closing Date, an Investors’ Rights Agreement was entered into by and among the Company and Mr. Donovan and certain other individuals and entities who are key executives of Winthrop or that elected to receive Company Common Stock as Merger Consideration.  The Investors’ Rights Agreement provides that shares of Company Common Stock received as Merger Consideration by Mr. Donovan are subject to a three-year transfer restriction and if Mr. Donovan terminates his employment without “good reason” prior to the third anniversary of the Closing, a call right in favor of the Company at a purchase price per share equal to the fair market value of Company Common Stock as of the date of notice of exercise of the call right.  In addition, the Investors’ Rights Agreement provides for: (i) a right of first offer in favor of Mr. Donovan and the other key Winthrop executives party to this agreement in the event that the Company effects or agrees to a sale of Winthrop of all or substantially all of its business or assets prior to the fifth anniversary of the Closing Date, and (ii) certain demand and piggyback registration rights to be available following the third anniversary of the Closing Date with respect to the Company Common Stock held, or to be held upon the settlement date of Mr. Donovan’s RSU agreement.

DIRECTOR COMPENSATION

Only directors who are not employees of the Company or its subsidiaries are entitled to receive compensation for service as a director. The table below summarizes the total compensation paid to or earned by each director of the Company (who is not also a named executive officer) for the fiscal year ended December 31, 2016. The column “Fees Earned or Paid in Cash” includes common stock of the Company issued in lieu of cash.

2016 Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
	($)	(4) ($)	($)	($)
Lawrence G. Schafran	48,000 (1)	0	0	48,000
Richard C. Pfenniger Jr.	38,500 (2)	56,528	0	95,028
Marshall S. Geller	45,500 (3)	51,944	0	97,444

(1)	Mr. Schafran received 35,471 shares of Company common stock in lieu of $40,000 of his annual director’s fee.

(2)	Mr. Pfenniger received 28,821 shares of Company common stock in lieu of $32,500 of his director’s fee.

(3)	Mr. Geller received 33,255 shares of Company common stock in lieu of $37,500 of his annual director’s fee.

(4)
100,000 Restricted Stock Units (RSUs) were issued on each of January 19, 2015 and March 31, 2015, respectively to Mr. Geller and Mr. Pfenniger.  The RSUs will vest equally over 3 years, with the first third vesting in January and March 2016, respectively.  The RSUs are valued based on the closing price of the Company’s common stock on January 19, 2015 and March 31, 2015 of $1.70 and $1.85, respectively, less an average discount of 8% for post-vesting restrictions on sale until the three-year anniversary of the grant date, or an average price per share of $1.56 and $1.70, respectively.  The Company recorded compensation expense of $51,944 and $56,528, respectively, for Mr. Geller and Mr. Pfenniger  for the year ended December 31, 2016 related to these RSUs.

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders

The following table sets forth the number of shares of common stock beneficially owned as of April 17, 2017 by each person who is known by the Company to own beneficially more than five percent of outstanding Company common stock other than executive officers or directors of the Company, whose beneficial ownership is reflected in the Security Ownership of Directors and Executive Officers table below.  There were 19,125,318 shares of Company common stock outstanding on April 17, 2017.

Security Ownership of Principal Stockholders Table

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Bedford Oak Advisors, LLC 177 West Putnam Avenue Greenwich, CT 06830	5,070,017 (1)	26.51%
GAMCO Investors, Inc. One Corporate Center Rye, NY 10580	1,957,750 (2)	10.24%
Frost Gamma Investments Trust 4400 Biscayne Blvd. Miami, FL 33137	1,321,707 (3)	6.91%

(1)
Based on a Schedule 13D/A filed jointly by Bedford Oak Advisors, LLC (“Bedford Oak”), Bedford Oak Capital, L.P. (“Capital”), Bedford Oak Acorn, L.P. (“Acorn”) and Mr. Eisen with the SEC on December 20, 2012, and updated for other information known to the Company, including various Form 4’s filed jointly by Bedford Oak, Capital and Mr. Eisen with the SEC through April 17, 2017,  Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn and certain other private investment partnerships.  Does not include options to purchase 250,000 shares of Company common stock exercisable by Mr. Eisen within 60 days of April 17, 2017.  See Security Ownership of Directors and Executive Officers table below.

(2)
Based on a Schedule 13D/A filed jointly by Gabelli Funds, LLC, GGCP, Inc., GAMCO Investors, Inc., GAMCO Asset Management, Inc., MJG Associates, Inc., Teton Advisors and Mario J. Gabelli with the SEC on April 13, 2017.

(3)	Based on a Schedule 13G filed by Frost Gamma Investments Trust with the SEC on February 3, 2015.

Security Ownership of Directors and Executive Officers

The following table sets forth the beneficial ownership of Company outstanding common stock as of April 17, 2017 by each person who is a director or named executive officer of the Company as of such date, naming each such person, and all persons who are directors and executive officers of the Company as of such date, as a group.

Security Ownership of Directors and Executive Officers Table

Name	Amount and Nature of Beneficial Ownership		Percent of Class
Harvey P. Eisen	5,320,017	(1)	27.46%
Marshall S. Geller	532,389	(2)	2.77%
Lawrence G. Schafran	239,509	(3)	1.25%
Ira J. Sobotko	100,625	(4)	*
Peter M. Donovan	1,047,999		5.48%
Richard C. Pfenniger	304,695	(5)	1.59%
Amit S. Khandwala	182,200		*
Directors and executive officers as a group (7 persons) (6)	7,727,434		39.21%

* The number of shares owned is less than one percent of the outstanding shares.

(1)
Includes 5,070,017 shares of Company common stock beneficially owned by Bedford Oak, Capital and Acorn.  Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn.  See footnote 1 to Principal Stockholders table above.  Also includes 250,000 shares of Company common stock issuable upon the exercise of options that are fully vested and exercisable by Mr. Eisen within 60 days of April 17, 2017.

(2)
Includes 66,666 Restricted Stock Units (“RSU’s”),  each  representing the initial right to receive on the settlement date(s) one share of common stock, par value $.01 per share, of the Company. The original 100,000 RSU’s shall vest in 1/3 increments of 33,333, on each of the one year, two-year anniversary and 33,334 on the three-year anniversary of the date of grant, January 19, 2015 (the” Grant Date”), and shall be subject to a three-year transfer or sale restriction until the three-year anniversary of the Grant Date.

(3)	Includes 200,000 shares of Company common stock issuable to Mr. Schafran upon the exercise of options, all of which are fully vested and exercisable by Mr. Schafran within 60 days of April 17, 2017.

(4)
Includes 625 shares of Company common stock owned by Mr. Sobotko individually, and 100,000 shares of Company common stock issuable to Mr. Sobotko upon the exercise of options, all of which are  fully vested and exercisable by Mr. Sobotko within 60 days of April 17, 2017.

(5)
Includes 66,666 Restricted Stock Units (“RSU’s”),  each representing the initial right to receive on the settlement date(s) one share of common stock, par value $.01 per share, of the Company. The original 100,000 RSU’s shall vest in 1/3 increments of 33,333, on each of the one year, two-year anniversary and 33,334 on the three-year anniversary of the grant, March 31, 2015 (the” Grant Date”), and shall be subject to a three-year transfer or sale restriction until the three-year anniversary of the Grant Date.

(6)
Includes Messrs. Geller, Pfenniger and Schafran, each of whom is currently a director of the Company, Messrs. Eisen and Donovan, each of whom is currently a director and a named executive officer of the Company, and Mr. Sobotko and Mr. Khandwala each of whom is currently a named executive officer of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 with respect to shares of Company common stock that may be issued under existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, Restricted Stock Units and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	4,158,214	$2.27	6,841,786
Equity compensation plans not approved by security holders	―	―	―
Total	4,158,214	$2.27	6,841,786

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

On July 27, 2016, FINRA suspended Merriman’s securities business due to an ongoing dispute over accounting for working capital, and Merriman Capital Inc. (“MC”) filed a Broker Dealer Withdrawal with the SEC to begin the process of terminating its licenses.  Substantially all of Merriman’s revenues are derived from MC.  Merriman has not made the April 2016 interest payment or the $1,333,333 principal payment due at maturity in July 2016, and is currently in default of the Note with EGS.

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

Other Compensation

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for services rendered for 2016 and 2015 by EisnerAmper LLP, were as follows:

	2016	2015

Audit Fees (1)	$164,500	$187,000

(1)
Audit fees consisted principally of fees for the audit of the annual financial statements and reviews of the condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and review of the Company’s 10-K containing proxy statement disclosure.

Policy on Pre-Approval of Services Provided by Independent Auditor

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of EisnerAmper LLP are subject to specific pre-approval policies.  In 2016 and 2015, all audit services and other services to be performed by EisnerAmper LLP require pre-approval by the Audit Committee in accordance with pre-approval policies established by the Board of Directors.  The procedures require that all proposed engagements of EisnerAmper LLP for services of any kind be directed to the Audit Committee prior to the beginning of any service.

All services provided by the independent registered public accounting firm for 2016 and 2015 were approved in advance by the Audit Committee of the Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Date: April 18, 2017	By:	/s/ IRA J. SOBOTKO
		Name:	Ira J. Sobotko
		Title:	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number		Description

31.1	*	Certification of Principal Executive Officer
31.2	*	Certification of Principal Financial Officer

*	Filed herewith