Form 10-Q
period 2017-03-31
Wright Investors Service Holdings, Inc.
filed 2017-05-10
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 1, 2017, there were 19,125,318 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues
Investment management services	$492	$588
Other investment advisory services	669	714
Financial research and related data	183	175
	1,344	1,477
Expenses
Compensation and benefits	917	1,043
Other operating	791	953
	1,708	1,996

Operating loss	(364)	(519)

Interest expense and other income (loss), net	(26)	28

Loss before income taxes	(390)	(491)

Income tax expense	(12)	(16)
Net loss	$(402)	$(507)

Basic and diluted net loss per share	$(0.02)	$(0.03)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED  CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$6,817	$7,026
Accounts receivable	275	291
Prepaid expenses and other current assets	305	393

Total current assets	7,397	7,710

Property and equipment, net	123	103
Intangible assets, net	1,916	2,015
Goodwill	3,364	3,364
Investment in undeveloped land	355	355
Other assets	108	108
Total assets	$13,263	$13,655

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$720	$741
Deferred revenue	4	11
Income taxes payable	49	37
Current portion of officers retirement bonus liability	212	200
Total current liabilities	985	989

Officers retirement bonus liability, net of current portion	530	570
Total liabilities	1,515	1,559

Stockholders’ equity
Common stock	198	198

Additional paid-in capital	33,770	33,716

Accumulated deficit	(20,521)	(20,119)

Treasury stock, at cost (815,219 shares at March 31, 2017 and December 31, 2016)	(1,699)	(1,699)
Total stockholders' equity	11,748	12,096
Total liabilities and stockholders’ equity	$13,263	$13,655

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities

Net loss	$(402)	$(507)
Adjustments to reconcile net loss to cash used in operating activities:
Realized loss on sale of short-term investments	-	9
Depreciation and amortization	102	163
Interest expense related to officers retirement bonus liability	22	20
Increase in value of warrant	-	(2)
Equity based compensation, including issuance of stock to directors	54	54
Share of loss/ (income) from investment in LLC	-	(34)
Changes in other operating items, net :
Accounts receivable	16	(33)
Deferred revenue	(7)	14
Officers retirement bonus liability	(50)	(50)
Prepaid income tax	-	29
Income taxes payable	12	-
Prepaid expenses and other current assets	88	83
Accounts payable and accrued expenses	(21)	(156)
Net cash used in operating activities	(186)	(410)

Cash flows from investing activities
Proceeds from sale of short-term investments	-	148
Additions to property and equipment	(23)	(4)
Net cash provided by (used in) investing activities	(23)	144

Net decrease in cash and cash equivalents	(209)	(266)
Cash and cash equivalents at the beginning of the period	7,026	8,493
Cash and cash equivalents at the end of the period	$6,817	$8,227

 See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2017
(UNAUDITED)

(in thousands, except per share data)
						Total
			Additional		Treasury	stock-
	Common stock		paid -in	Accumulated	stock , at	holders
	shares	amount	capital	deficit	cost	equity

Balance at December 31, 2016	19,830,219	$198	$33,716	$(20,119)	$(1,699)	$12,096
Net loss	-	-	-	(402)	-	(402)
Equity based compensation expense	-	-	27	-	-	27
Issuance of common stock to directors	43,652	-	27	-	-	27

Balance at March 31, 2017	19,873,871	$198	$33,770	$(20,521)	$(1,699)	$11,748

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2017 and 2016

(unaudited)

1.	Basis of presentation and description of activities

 Basis of presentation

The accompanying interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The information and note disclosures normally included in complete financial statements have been condensed or omitted pursuant to such rules and regulations.  The Condensed Consolidated Balance Sheet as of December 31, 2016 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2017 interim period are not necessarily indicative of results to be expected for the entire year.

 Description of activities

The Winthrop Corporation, a Connecticut Corporation (“Winthrop”) is a wholly- owned subsidiary of Wright Investors’ Service Holdings, Inc. (hereinafter referred to as the “Company” or “Wright Holdings”), and through its wholly-owned subsidiaries Wright Investors’ Service, Inc. (“Wright”), Wright Investors’ Service Distributors, Inc. (“WISDI”) and Wright’s wholly-owned subsidiary, Wright Private Asset Management, LLC (“WPAM”) (collectively, the “Wright Companies”), offers investment management services,  financial advisory services and investment research to large and small investors, both taxable and tax exempt.  WISDI is a registered broker dealer with the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the Securities and Exchange Commission

Reclassification

The Company has reclassified $49,000 of Compensation and benefits for the period ended March 31, 2016 to Other operating expenses in order to be consistent with the presentation for the period ended March 31, 2017.

2.	Certain new accounting guidance

In May 2014, the Financial Accounting Standards Board  (“FASB”) issued an accounting standard update on revenue recognition (ASU 2014-09).  The new guidance creates a single, principle based model for revenue recognition and expands and improves disclosures about revenue.  The new guidance is effective for fiscal years beginning on or after December 15, 2017 and interim periods within those fiscal years.  The Company is currently assessing the impact the adoption of ASU 2014-09 will have on its financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation- Stock Compensation (Topic 718):  Improvements to Employee Share Based Payment Accounting.”  ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classifications in the statement of cash flows.  ASU 2016-09 is effective for the fiscal years beginning after December 15, 2016 and interim periods within those fiscal years.  For the three months ended March 31, 2017, the Company has adopted ASU 2016-09 which did not have any impact in the Company’s financial statements.  In accordance with ASU 2016-09, the Company has made the accounting policy election to continue to estimate forfeitures based upon historical occurrences.

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

In January 2017, FASB issued ASU 2017-04, “Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the second step of the previous FASB guidance for testing goodwill for impairment and is intended to reduce cost and complexity of goodwill impairment testing.  The standard is effective for periods beginning after December 15, 2019 for both interim and annual periods.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company is currently assessing the impact that the adoption of ASU 2017-04 will have on its financial statements.

3.	Per share data

Loss per share for the three months ended March 31, 2017 and 2016, respectively, is calculated based on 19,137,000 and 19,198,000 weighted average outstanding shares of common stock.  Included in these shares are vested RSUs of 111,970 and 35,706 for the quarters ended March 31, 2017 and 2016, respectively.

Options for 675,000 and 3,375,000 shares of common stock for the three months ended March 31, 2017 and 2016,  and unvested RSUs for 66,668 and 133,332  shares of common stock, respectively, for the three months  ended March 31, 2017 and 2016 were not included in the diluted computation as their effect would be anti-dilutive since the Company incurred net losses for both periods. On February 28, 2017, 2,700,000  options expired without being exercised.

4.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At March 31, 2017, the Company had repurchased 2,041,971 shares of its common stock and a total of 2,958,029 shares, remained available for repurchase at March 31, 2017.

5.	Short-term investments

Short-term investments, which had consisted of mutual funds managed by a subsidiary of Winthrop were liquidated in the first quarter of 2016 for proceeds of $148,000 and realized a loss of $9,000.

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

 EGS entered in a Note Purchase Agreement effective April 28, 2015 with Merriman Holdings, Inc. (“Merriman”), a publicly traded company,  pursuant to which EGS purchased from Merriman for an aggregate purchase price of $1,000,000  (i) a one-year  Senior Secured Note in the original principal amount of $1,000,000, at 12% interest, payable quarterly, in arrears (the “Note”) and (ii) a Common Stock Purchase Warrant which expires in five years to purchase 500,000 shares of Merriman common stock  at $1.00 per share (the “Warrants”). EGS distributed the Warrants to its members and the Company received 166,666 Warrants which expire in five years. Marshall Geller also received 166,666 Warrants with an exercise price of $1.00 per share that expire in five years. The investment in EGS is being accounted for under the equity method. Under this method, the Company records its share of EGS’s earnings (losses) in the statement of operations with equivalent amount of increases (decreases) to the investment. At April 28, 2015, the Company valued the Warrants at their fair value, or $120,000, using the Black Scholes model, and recorded their value as a reduction in the investment in EGS. The Company recorded approximately $34,000 as its share of EGS’s net income for the three months ended March 31, 2016.   At March 31, 2016 the carrying value of the investment in EGS was $321,000. The Warrant which permits a cashless exercise, qualifies as a derivative, and is recorded at fair value (based on observable inputs) with change in such value included in earnings.   At March 31, 2016, the value of the Warrant (a Level 2 Security) was $14,000.  The increase in the value of the Warrant was $2,000 for the three months ended March 31, 2016 and is included in Interest expense and other income (loss), net in the Condensed Consolidated Statement of Operations.

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

 On July 27, 2016, FINRA suspended Merriman’s securities business due to an ongoing dispute over accounting for working capital, and MC filed a Broker Dealer Withdrawal with the SEC to begin the process of terminating its licenses.  Substantially all of Merriman’s revenues are derived from MC.  Merriman did not make the April 2016 interest payment or the $1,333,333 principal payment due at maturity in July 2016, and is currently in default of the Note with EGS.

 The above events indicate that EGS may not be able to recover all or a significant portion of the carrying amount of the Note and accordingly, in the quarter ended June 30, 2016, EGS discontinued accruing interest income on the Note and provided a valuation allowance and related provision for loss for the entire carrying amount of the Note, including accrued interest in a prior quarter.  Correspondingly, for the year ended December 31, 2016, the Company recorded $294,000 as to its share of EGS’s net loss for such period, which resulted in a zero carrying value for the Company’s investment in EGS at December 31, 2016.  In addition, the warrants were ascribed no value at such date resulting in a loss of $12,000 for the year ended December 31, 2016. Any future recovery by the Company on its investment in EGS will be recognized as income when received.   During the year ended December 31, 2016 and the three months ended March 31, 2017, there were no amounts recovered from the Company’s investment in EGS.

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

The Company recorded $100 and $0, respectively, of compensation expense related to option grants for the three months ended March 31, 2017 and 2016. As of March 31, 2017, the number of shares reserved and available for award under the 2007 NPDC Plan is 6,141,786 and under the 2003 Plan Amendment is 3,400,000.

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

As of March 31, 2017, the unrecognized compensation expense related to non-vested options was $600.

The value of the options granted to the consultant are re-measured at each balance sheet date until performance is complete with the final measurement of fair value of the options made on the vesting dates.  The revised fair value is amortized over the remaining term of the option.

 As of March 31, 2017, there were outstanding options to acquire 675,000 common shares, 609,000 of which were vested and exercisable, having a weighted average exercise price of $1.54 per share, a weighted average contractual term of 1 year and zero aggregate intrinsic value.  On February 28, 2017, 2,700,000 options expired without being exercised.

Restricted stock units

(a)
17,738 RSUs were granted to certain employees on February 4, 2013, which vest equally over three years, with the first third vesting on February 4, 2014.  At March 31, 2016, 11,701 of the RSU’s were fully vested.  The RSUs are valued based on the closing price of the Company’s common stock on February 4, 2013 of $2.40, less an average discount of 11% for post-vesting restrictions on sale until the three-year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $0 and $1,000, respectively, for the quarters ended March 31, 2017 and 2016 related to these RSUs.   There was no unrecognized compensation expense related to these unvested RSUs at March 31, 2017.

(b)
On January 19, 2015 and March 31, 2015, 100,000 RSUs were issued on each date to two newly appointed directors of the Company.  The RSUs will vest equally over 3 years.  The RSUs are valued based on the closing price of the Company’s common stock on January 19, 2015 and March 31, 2015 of $1.70 and $1.85, respectively, less an average discount of 8% for post-vesting restrictions on sale until the three-year anniversary of the grant date, or an average price per share of $1.56 and $1.70, respectively.  The Company recorded compensation expense of $27,000 and $26,000 for the quarters ended March 31, 2017 and 2016, respectively, related to these RSUs.  The total unrecognized compensation expense related to these unvested RSUs at March 31, 2017 is $97,000, which will be recognized over the remaining vesting period of approximately 1 year.

8.	Intangible Assets

At March 31, 2017, intangible assets subject to amortization which were recorded in connection with the acquisition of Winthrop consisted of the following (in thousands):

Intangible	Estimated useful life	Gross carrying amount	Accumulated Amortization	Net carrying amount

Investment management and Advisory Contracts	9 years	$3,181	$1,513	$1,668
Trademarks	10 years	433	185	248
Proprietary software and technology	4 years	960	960	-
		$4,574	$2,658	$1,916

For the three-month periods ended March 31, 2017 and 2016, amortization expense was $99,000 and $159,000, respectively. The weighted-average amortization period for total amortizable intangibles at March 31, 2017 is 3.75 years.  Estimated amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Year ending December 31,
2017 (remainder)	$298
2018	397
2019	397
2020	397
2021	386
2022-2023	41
$1,916

9.	Related party transactions

Wright acts as an investment advisor, its subsidiary acts as a principal underwriter and one officer of Winthrop is also an officer for a family of mutual funds from which investment management and distribution fees are earned based on the net asset values of the respective funds.   Such fees, which are included in Other investment advisory services, amounted to $145,000 and $206,000 for the quarters ended March 31, 2017 and 2016 respectively.

10.	Income taxes

For the three months ended March 31, 2017 and 2016,  income tax expense  of $12,000 and $16,000, respectively,  represents minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2017 and 2016, due to the Company providing a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

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

b)
Winthrop maintains an officer retirement bonus plan (the “Bonus Plan”) that is an unfunded deferred compensation program providing retirement benefits equal to 10% of annual compensation, as defined, to those officers upon their retirement.   Effective December 1, 1999, the Plan was frozen so that no additional benefits will be earned.  The present value of the obligation under the Bonus Plan at March 31, 2017, is $742,000, of which $212,000 is estimated to be payable over the next twelve months. The liability is payable to individual retired employees at the rate of $50,000 per year in equal monthly amounts commencing upon retirement.  The liability was recorded at $885,000 at the date of acquisition, representing its estimated fair value computed based on its present value, utilizing a discount rate of 14%, which was estimated to be the acquired company’s weighted average cost of capital on such date from the perspective of a market participant.  The calculated discount of $1,027,000 at the date of acquisition is being amortized as interest expense over the period the obligation is outstanding by use of the effective interest method.  For the three months ended March 31, 2017 and 2016, interest expense, included in Interest expense and other income (loss), net amounted to $22,000 and $20,000, respectively. At March 31, 2017, the present value of the obligation under the Bonus Plan was $742,000, net of discount of $432,000.

12.	Contingencies and commitments

(a)
In August 2014, the Company entered into a five-year sublease in Greenwich, Connecticut for 10,000 square feet.  At March 31, 2017, annual future rent for the Greenwich, Connecticut space, under the sublease which expires on September 30, 2019 aggregated $637,000 payable as follows; $186,000 (remaining in 2017), $255,000 (2018), and $196,000 (through September 30, 2019).   The Company moved their corporate office from Mount Kisco, New York to the new Greenwich, Connecticut facility in March 2015, which resulted in a consolidation of the Company’s operations.

(b)
On September 26, 2014, the Connecticut Department of Energy and Environmental Protection (“DEEP”) issued two Orders requiring the investigation and repair of two dams in which the Company and its subsidiaries have certain ownership interests, which are included in Investment in undeveloped land in the Consolidated Balance Sheet.  The first Order requires that the Company investigate and make specified repairs to the Acme Pond Dam located in Killingly,Connecticut.  The second Order, as subsequently revised by DEEP on October 10, 2014, requires that the Company investigate and make specified repairs to the Killingly Pond Dam located in Killingly, Connecticut.  While the Company has administratively appealed and contested the allegations in both Orders, and while discussions with DEEP are underway towards resolution of the Killingly Pond Dam matter, it is not possible at this time to evaluate the likelihood of, or to estimate the range of loss from, an unfavorable outcome of either matter.

13.	Segment information

The Company through its wholly-owned subsidiaries has one operating segment which is engaged in the investment management and financial advisory business and which derives its revenue from investment management services, other investment advisory services and financial research.

The Company’s corporate operations are not considered an operating segment and the Company does not allocate corporate expense for management and administrative services or income and expense related to other corporate activity to its operating segment to measure its operations.  The Company’s management utilizes adjusted EBITDA to measure segment performance.  Adjusted EBITDA is a measure defined as EBITDA before corporate expense, equity based compensation, severance costs and non-operating income (expense).   EBITDA is a measure defined as earnings (loss) before interest, taxes, depreciation and amortization

Adjusted EBITDA is a non-GAAP measure and should not be construed as an alternative to operating loss or net loss as an indicator of the Company’s performance, or as an alternative to cash used in operating activities, or as a measure of liquidity, or as any other measure determined in accordance with GAAP.

Following is a reconciliation of adjusted EBITDA of the operating segment to loss before income taxes (in thousands):

	Three months ended March 31,
	2017	2016
Adjusted EBITDA of operating segment	$172	$168

Other operating expenses:
Corporate	(380)	(398)
Depreciation and amortization	(102)	(163)
Equity based compensation	(54)	(54)
Severance costs	-	(72)

Operating loss	(364)	(519)

Non- operating income (expense):
Interest expense and other (loss) income, net	(26)	(28)

Loss from before income taxes	$(390)	$(491)

Following is a summary of the Company's total assets (in thousands):
	March 31,	December 31,
	2017	2016
Operating segment	$6,351	$6,224
Corporate (1)	6,912	7,431
	$13,263	$13,655

(1) Consists principally of cash and cash equivalents

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 24, 2017.

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

Results of Operations

Assets Under Management (AUM)

Winthrop earns revenue primarily by charging fees based upon AUM.  At March 31, 2017, AUM was $1.26 billion, as compared to $1.25 billion at December 31, 2016.  The change in AUM was due to deposits of $36 million and increased market value of $43 million, offset by redemptions and withdrawals of $72 million.

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

For the three months ended March 31, 2017, the Company had a loss from operations before income taxes of $390,000 compared to a loss from operations before income taxes of $491,000 for the three months ended March 31, 2016.   The decreased loss of $101,000 was primarily the result of reduced Other operating expenses of $162,000 and reduced Compensation and benefits of $126,000, partially offset by reduced revenues of $133,000.   Included in the loss incurred for the three months ended March 31, 2017 and 2016, respectively, for Winthrop are amortization of intangibles of $99,000 and $159,000, respectively, and compensation expense of $54,000 and $54,000, respectively, related to RSU’s and stock options issued to Company employees, directors and advisors, respectively.

The Company’s management utilizes Adjusted EBITDA to measure performance of its operating segment.  See Note 13 to the Condensed Consolidated Financial Statements for Adjusted EBITDA of the operating segment and a reconciliation of Loss before income taxes.

Revenue

Winthrop markets its investment management products and services to plan sponsors, trade unions (including Taft Hartley plans), endowments, corporations, state and local governments, municipalities and foundations.  The Winthrop products include equity, fixed income and balanced portfolios for various plan types, including defined benefit, annuity, self-directed and 401(k), health and welfare and education and training plans. In addition, Wright helps bank trust departments and trust companies satisfy part or all of their investment management functions.  Winthrop delivers fiduciary level investment management services to these institutions’ clients by providing active oversight of each account's asset allocation and security selection.  Its offerings include investment management solutions utilizing individual securities or mutual funds. Mutual fund models developed by Winthrop utilize a combination of Wright Mutual Funds as well as mutual funds from other investment managers.

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

Revenue from Investment Management Services was $492,000 and $588,000 for the three months ended March 31, 2017 and 2016, respectively. Within this category, Winthrop primarily bills clients based on AUM values as of calendar quarters.  Revenues are primarily from fees from; (i) Taft-Hartley clients, (ii) Personal Investment Managed Accounts, (iii) and other client serviced accounts.  The reduced revenue of $96,000 was attributable to decreased AUM of $121 million and $14 million, respectively, within the  Taft-Hartley business and Personal Managed Accounts business.

Revenue from Other investment advisory services was $669,000 and $714,000 for the three months ended March 31, 2017 and 2016, respectively.   The decreased revenues of $45,000 were primarily due to decreased AUM of $64,000,000 within Bank Trust Departments.  Other investment advisory service revenue includes: (i) revenue from Mutual Funds; (ii) fees from services provided to Bank Trust Departments; and (iii) investment income.  Revenue from Mutual Funds includes distribution fees for both Winthrop-sponsored mutual funds as well as other mutual funds and investment management fees from Winthrop-sponsored mutual funds.

Revenue from the sale of Financial research information and related data was $183,000 and $175,000 for the three months ended March 31, 2017 and 2016, respectively.  Revenues are also derived from the distribution of investment research directly and through several third parties who act as distributors of such research content.  The fees paid by the end client are divided between Winthrop and the distributor.  Existing agreements in place with third party distributors, primarily Thomson Reuters, allow for the renegotiation of the revenue split, which could result in a decline in revenue to Winthrop.   In addition, the underlying data we utilize to produce our financial research and related data is primarily obtained from a third-party, Worldscope (currently owned by Thomson Reuters).  The Company concluded negotiations with Thomson Reuters in July 2014 and now pays for the updates at the most favored vendor rate.  The agreement expires in 2024.

Compensation and benefits

For the three months ended March 31, 2017, Compensation and benefits were $917,000 as compared to $1,043,000 for the three months ended March 31, 2016.

The reduced Compensation and benefits of $126,000 were the result of; (i)$72,000 of severance costs included in Winthrop’s Compensation and benefits for the three months ended March 31, 2016, (ii)reduced sales commissions of $41,000 due to reduced revenues, and (iii) reduced staff levels  at Winthrop during the last nine months of 2016.

Other operating expenses

For the three months ended March 31, 2017, Other operating expenses were $791,000 as compared to $953,000 for the three months ended March 31, 2016.

The reduced operating expenses of $162,000 were the result of reduced operating expenses at Winthrop of $128,000 and reduced operating expenses of $34,000 at the corporate level.  The reduced operating expenses at Winthrop were primarily due to a $25,000 personnel recruiting fee incurred in 2016, reduced software licensing costs of $20,000 due to a transition to a new client accounting and trading platform, and reduced amortization of intangibles of $60,000.   Included in Winthrop’s Other operating expenses for the three months ended March 31, 2017 and 2016 is amortization of intangibles of $99,000 and $159,000, respectively.

 Interest expense and other income (loss), net

For the three months ended March 31, 2017, Interest expense and other (income), net was a loss of ($26,000) as compared to income of $28,000 for the three months ended March 31, 2016.  The change is primarily due to interest income of $34,000 from the Company’s Investment in LLC and $2,000 of increase in the fair value of the Company’s warrant with EGS recognized in 2016. See Note 6 to the Condensed Consolidated Financial statements.

Income taxes

 For the three months ended March 31, 2017 and 2016, the Company recorded income tax expense of $12,000 and $16,000, respectively, which represents minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2017 and 2016, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss.

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

Financial condition

Liquidity and Capital Resources

At March 31, 2017, the Company had cash and cash equivalents totaling $6,817,000, which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s operating activities.

The decrease in cash and cash equivalents of $209,000 for the quarter ended March 31, 2017 was the result of $186,000 used in operations and $23,000 used in investing activities.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances of Equity Securities

On March 1, 2017, the Company issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), shares of Company common stock to Lawrence G. Schafran, Marshall S. Geller, and Richard C. Pfenniger Jr. directors of the Company, in payment of their first quarter 2017 quarterly directors fees. Mr. Schafran, Mr. Geller and Mr. Pfenniger received 15,874, 14,881 and 12,897 shares of Company common stock, respectively.  The aggregate value of the shares of Company common stock issued to Mr. Schafran Mr. Geller and Mr. Pfenniger was approximately $10,000, $9,375 and $8,125, respectively, on the date of issuance.  These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

This issuance qualified for exemption from registration under the Securities Act because (i) Mr. Schafran, Mr. Geller and Mr. Pfenniger are each an accredited investor, (ii) the Company did not engage in any general solicitation or advertising in connection with the issuance, and (iii) Mr. Schafran, Mr. Geller and Mr. Pfenniger received restricted securities.

Purchases of Equity Securities

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased, and on March 29, 2011 the Company’s Board of Directors authorized an increase of an additional 1,000,000 shares to be repurchased. At March 31, 2017, the Company had repurchased 2,041,971 shares of its common stock and, a total of 2,958,029 shares remained available for repurchase.   There were no common stock repurchases made by or on behalf of the Company during the quarter ended March 31, 2017.

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Date: May 10, 2017	/s/ HARVEY P. EISEN
Name: Harvey P. Eisen
Title: Chairman of the Board and Chief Executive Officer

Date: May 10, 2017	/s/ IRA J. SOBOTKO
Name: Ira J. Sobotko
Title: Vice President, Chief Financial Officer