Form 10-Q
period 2017-09-30
Wright Investors Service Holdings, Inc.
filed 2017-11-07
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

As of November 3, 2017, there were 19,280,397 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Investment management services	$583	$535	$1,608	$1,706
Other investment advisory services	564	702	1,826	2,124
Financial research and related data	216	180	595	518
	1,363	1,417	4,029	4,348
Expenses
Compensation and benefits	755	885	2,548	2,904
Other operating	797	928	2,479	2,833
	1,552	1,813	5,027	5,737

Operating loss	(189)	(396)	(998)	(1,389)

Impairment of investment in LLC	-	-	-	(294)

Interest income (expense) and other, net	(18)	3	(59)	(33)

Loss from operations before income taxes	(207)	(393)	(1,057)	(1,716)

Income tax expense	(4)	(5)	(33)	(31)

Net loss	$(211)	$(398)	$(1,090)	$(1,747)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.06)	$(0.09)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,141	$7,026
Accounts receivable	305	291
Prepaid expenses and other current assets	456	393

Total current assets	6,902	7,710

Property and equipment, net	109	103
Intangible assets, net	1,718	2,015
Goodwill	3,364	3,364
Investment in undeveloped land	355	355
Other assets	108	108
Total assets	$12,556	$13,655

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$675	$741
Deferred revenue	7	11
Income taxes payable	20	37
Current portion of officers retirement bonus liability	177	200
Total current liabilities	879	989

Officers retirement bonus liability, net of current portion	508	570
Total liabilities	1,387	1,559

Stockholders’ equity
Common stock	199	198

Additional paid-in capital	33,878	33,716

Accumulated deficit	(21,209)	(20,119)

Treasury stock, at cost (815,219 shares at September 30, 2017 and December 31, 2016)	(1,699)	(1,699)
Total stockholders' equity	11,169	12,096
Total liabilities and stockholders’ equity	$12,556	$13,655

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities

Net loss	$(1,090)	$(1,747)
Adjustments to reconcile net loss to cash used in operating activities:
Share of loss from investment in LLC	-	284
Realized loss on sale of short-term investments	-	9
Interest expense related to officers retirement bonus liability	65	37
Depreciation and amortization	322	488
Change in value of warrant	-	12
Equity based compensation, including issuance of stock to directors	163	146

Changes in other operating items:
Accounts receivable	(14)	(122)
Deferred revenue	(4)	17
Officers retirement bonus liability	(150)	(150)
Income taxes payable	(17)	21
Prepaid expenses and other current assets	(63)	(6)
Accounts payable and accrued expenses	(66)	(168)
Net cash used in operating activities	(854)	(1,179)

Cash flows from investing activities
Proceeds from sale of short-term investments	-	148
Additions to property and equipment	(31)	(73)
Net cash provided by (used in) investing activities	(31)	75

Cash flows from financing activities
Purchase of treasury stock	-	(340)
Net cash used in financing activities	-	(340)

Net decrease in cash and cash equivalents	(885)	(1,444)
Cash and cash equivalents at the beginning of the period	7,026	8,493
Cash and cash equivalents at the end of the period	$6,141	$7,049

Supplemental disclosures of cash flow information
Net cash paid during the period for
income taxes	$49	$28

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2017
(UNAUDITED)

(in thousands, except share data)

						Total
			Additional		Treasury	stock-
	Common stock		paid -in	Accumulated	stock , at	holders
	shares	amount	capital	deficit	cost	equity

Balance at December 31, 2016	19,830,219	$198	$33,716	$(20,119)	$(1,699)	$12,096
Net loss	-	-	-	(1,090)	-	(1,090)
Equity based compensation expense	-	-	81	-	-	81
Issuance of common stock to directors	131,795	1	81	-	-	82
Balance at September 30, 2017	19,962,014	$199	$33,878	$(21,209)	$(1,699)	$11,169

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2017 and 2016

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

 Reclassification

The Company has reclassified $19,000 and $36,000 of Compensation and benefits for the three and nine months ended September 30, 2016, respectively, to Other operating expenses in order to be consistent with the presentation for the three and nine months ended September 30, 2017.

2.	Certain new accounting guidance

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (“ASC 606”). The new guidance creates a single, principle based model for revenue recognition and expands and improves disclosures about revenue. The new guidance is effective for the Company on January 1, 2018. The Company has performed an initial assessment of the Company’s current policies and practices and believes that there will be no change upon the adoption of ASC 606. The Company has not yet completed its final analysis.

 In February 2016, the FASB issued ASU 2016-02, leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840).  ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Early application is permitted for all entities.  ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial application, with an option to elect to use certain transaction relief.  The Company is currently assessing the impact that the adaption of ASU 2016-02 will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation- Stock Compensation (Topic 718):  Improvements to Employee Share Based Payment Accounting.”  ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classifications in the statement of cash flows.  ASU 2016-09 is effective for the fiscal years beginning after December 15, 2016 and interim periods within those fiscal years.  For the nine months ended September 30, 2017, the Company has adopted ASU 2016-09 which did not have any impact in the Company’s financial statements.  In accordance with ASU 2016-09, the Company has made the accounting policy election to continue to estimate forfeitures based upon historical occurrences.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 708) Scope of Modification Accounting” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Adoption of the Standard is required for annual and interim periods beginning after December 15, 2017 with the amendments in the update applied prospectively to an award modified on or after the adoption date. Early adoption is permitted. The Company is currently evaluating the impact this new standard will have on the consolidated financial statements.

3.	Per share data

Loss per share for the three months ended September 30, 2017 and 2016 respectively, is calculated based on 19,258,000 and 19,018,000 weighted average outstanding shares of common stock. Included in the share number are vested Restricted Stock Units (“RSUs”) of 145,303 and 78,367 for the three months ended September 30, 2017 and 2016, respectively.

Loss per share for the nine months ended September 30, 2017 and 2016 respectively, is calculated based on 19,197,000 and 19,079,000 weighted average outstanding shares of common stock. Included in the share number are vested RSUs of 131,970 and 53,989 for the nine months ended September 30, 2017 and 2016, respectively.

Options for 550,000 and 3,350,000 shares of common stock, respectively, for the quarter and nine months ended September 30, 2017 and 2016, and nonvested RSUs for 66,666 and 133,334 shares of common stock, respectively, for the quarter and nine months ended September 30, 2017 and 2016 were not included in the diluted computation as their effect would be anti-dilutive since the Company has net losses for such periods. On February 28, 2017 and July 30, 2017, 2,700,000 and 100,000 options, respectively, expired without being exercised.

4.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

 The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At September 30, 2017, the Company had repurchased 2,041,971 shares of its common stock, and a total of 2,958,029 shares, remain available for repurchase at September 30, 2017.

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

The above events indicate that EGS may be unable to recover all or a significant portion of the carrying amount of the Note and accordingly, in the quarter ended June 30, 2016, EGS discontinued accruing interest income on the Note and provided a valuation allowance and related provision for loss for the entire carrying amount of the Note, including accrued interest in a prior quarter.  Correspondingly, for the nine months ended September 30, 2016, the Company recorded $294,000 as to its share of EGS’s net loss for such period, which resulted in a zero carrying value for the Company’s investment in EGS at September 30, 2016.  In addition, the warrants were ascribed no value at such date resulting in a loss of $12,000 for the nine months ended September 30, 2016. Any future recovery by the Company on its investment in EGS will be recognized as income when received.   During the year ended December 31, 2016 and the nine months ended September 30, 2017, there were no amounts recovered from the Company’s investment in EGS.

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

The Company recorded compensation expense of $100 and $200 for the three and nine months ended September 30, 2017, respectively and $4,000 and $9,000 for the three and nine months ended September 30, 2016, respectively, under these plans. . As of September 30, 2017, the number of shares reserved and available for award under the 2007 NPDC Plan is 6,141,786 and under the 2003 Plan Amendment is 3,500,000,

During the nine months ended September 30, 2016, the Company issued 100,000 options to a consultant on March 28, 2016 and 25,000 options to an employee on March 31, 2016.  The options issued on March 28, 2016 vest equally over 3 years, and are subject to post vesting restrictions for sale for three years. The options issued on March 31, 2016 vest on the third anniversary of their issuance.  The options were issued at an exercise price of $1.29 and $1.34 per share for the options issued on March 28, 2016 and March 31, 2016, respectively, which price was equal to the market value at the date of the grant.  The 25,000 options issued on March 31, 2016 were canceled in the third quarter of 2016, upon the termination of the employee.   The grant-date fair value of the options were $0.50 and $0.52, respectively, which was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

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

As of September 30, 2017, the unrecognized compensation expense related to non-vested options was $400.

As of September 30, 2017, there were outstanding options to acquire 575,000 common shares, 509,000 of which were vested and exercisable, having a weighted average exercise price of $1.35 per share, a weighted average contractual term of 3 years and zero aggregate intrinsic value.  On February 28, 2017 and July 30, 2017, 2,700,000 and 100,000 options, respectively, expired without being exercised.

Restricted stock units

a)
17,738 RSUs were granted to certain employees on February 4, 2013, which vest equally over three years, with the first third vesting on February 4, 2014.  The RSUs are valued based on the closing price of the Company’s common stock on February 4, 2013 of $2.40, less an average discount of 11% for post-vesting restrictions on sale until the three-year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded no compensation expense for the three and nine months ended September 30, 2017 and $0 and $1,000 for each of the three and nine months ended September 30, 2016, respectively related to these RSUs.    There was no unrecognized compensation expense related to these unvested RSUs at September 30, 2017.    At September 30, 2017, 11,701 of the RSU’s were fully vested and 6,037 have been forfeited.

b)
100,000 RSUs were issued on each of January 19, 2015 and March 31, 2015, to two newly appointed directors of the Company.  The RSUs will vest equally over 3 years.  The RSUs are valued based on the closing price of the Company’s common stock on January 19, 2015 and March 31, 2015 of $1.70 and $1.85, respectively, less an average discount of 8% for post-vesting restrictions on sale until the three-year anniversary of the grant date, or an average price per share of $1.56 and $1.70, respectively.  The Company recorded compensation expense of $27,000 and $81,000 for the three and nine months ended September 30, 2017 and 2016, respectively, related to these RSUs.  At September 30, 2017, 133,332 of such RSUs  are vested and 66,668 are unvested.  The total unrecognized compensation expense related to these unvested RSUs at September 30, 2017 is $56,000, which will be recognized over the remaining vesting period of approximately 0.5 years.

8.	Intangible Assets

At September 30, 2017, intangible assets subject to amortization which were recorded in connection with the acquisition of Winthrop consisted of the following (in thousands):
Intangible	Estimated useful life	Gross carrying amount	Accumulated Amortization	Net carrying amount

Investment management and Advisory Contracts	9 years	$3,181	$1,689	$1,492
Trademarks	10 years	433	207	226
Proprietary software and technology	4 years	960	960	-
		$4,574	$2,856	$1,718

For the three months ended September 30, 2017 and 2016, amortization expense was $99,000 and $159,000, respectively.   For the nine months ended September 30, 2017 and 2016, amortization expense was $297,000 and $477,000, respectively. The weighted-average amortization period for total amortizable intangibles at September 30, 2017 is 4.4 years. Estimated amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Year ending December 31,
2017 (remainder)	$100
2018	397
2019	397
2020	397
2021	386
2022-2023	41
$1,718

9.	Related party transactions

Wright acts as an investment advisor, its subsidiary acts as a principal underwriter and one officer of Winthrop is also an officer for a family of mutual funds (“The Wright Mutual Funds”) from which investment management and distribution fees are earned based on the net asset values of the respective funds.   Such fees, which are included in Other investment advisory services, amounted to $88,000 and $329,000 for the three and nine months ended September 30, 2017, respectively, and $207,000 and $621,000 for the three and nine months ended September 30, 2016, respectively.  Effective October 1, 2017, the Boards of Trustees of The Wright Mutual Funds  approved the elimination of the Rule 12b-1Distribution Plan and shareholder services fee applicable to each Fund. As a result, The Wright Mutual Fund shareholders will no longer pay a 12b-1 fee or shareholder services fee.

10.	Income taxes

For the three and nine months ended September 30, 2017, the Company recorded income tax expense from operations of $4,000 and $33,000, respectively. For the three and nine months ended September 30, 2016, the Company recorded an income tax expense of $5,000 and $31,000, respectively.

Income tax expense represents minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three and nine months ended September 30, 2017 and 2016, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss.

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

b)
Winthrop maintains an officer retirement bonus plan (the “Bonus Plan”) that is an unfunded deferred compensation program providing retirement benefits equal to 10% of annual compensation, as defined, to those officers upon their retirement.   Effective December 1, 1999, the Plan was frozen so that no additional benefits will be earned.   The liability is payable to individual retired employees at the rate of $50,000 per year in equal monthly amounts commencing upon retirement.  The liability was recorded at $885,000 at the date of the Company’s acquisition of Winthrop, representing its estimated fair value computed based on its present value, utilizing a discount rate of 14%, which was estimated to be the acquired company’s weighted average cost of capital on such date from the perspective of a market participant.  The calculated discount of $1,027,000 at the date of acquisition is being amortized as interest expense over the period the obligation is outstanding by use of the effective interest method.   For the three and nine months ended September 30, 2017, interest expense amounted to $22,000 and $65,000, respectively. For the three and nine months ended September 30, 2016, interest expense amounted to $39,000 and $59,000, respectively.   During the second quarter of 2016 an employee left the Company prior to this retirement date, and the Company recognized $23,000 of income related to the elimination of the related liability. The total obligation under the Bonus Plan at September 30, 2017, on an undiscounted basis is $1,074,000, of which $177,000 is estimated to be payable over the next twelve months.   At September 30, 2017, the present value of the obligation under the Bonus Plan was $685,000, net of discount of $389,000.

12.	Contingencies

a)
On July 1, 2014, Winthrop, pursuant to the terms of its Milford facility lease, gave eight months’ notice to their landlord to terminate their lease in Milford, Connecticut.  In August 2014, the Company entered into a five-year sublease in Greenwich, Connecticut for 10,000 square feet.  Estimated annual rent for the Greenwich, Connecticut space, which expires on September 30, 2019 aggregated $513,000 payable as follows; $62,000 (remainder of 2017), $255,000 (2018), and $196,000 (through September 30, 2019).   The Company moved its corporate office from Mount Kisco, New York to the new Greenwich, Connecticut facility in March 2015, which resulted in a consolidation of the Company’s operations.

b)
On September 26, 2014, the Connecticut Department of Energy and Environmental Protection (“DEEP”) issued two Orders requiring the investigation and repair of two dams in which the Company and its subsidiaries have certain ownership interests.  The first Order requires that the Company investigate and make specified repairs to the ACME Pond Dam located in Killingly, Connecticut.  The second Order, as subsequently revised by DEEP on October 10, 2014, requires that the Company investigate and make specified repairs to the Killingly Pond Dam located in Killingly, Connecticut.  The Company has administratively appealed and contested the allegations in both Orders.  On July 27, 2017, the Company entered into a Consent Order with the DEEP relative to Killingly Pond Dam. The consent order requires the Company to continue to perform routine maintenance and administrative procedures, the cost of which is not material to the Company’s financial position or results of operations. As the administrative appeal of the Order relative to ACME Pond Dam remains pending, it is not possible at this time to evaluate the likelihood of, or to estimate the range of loss from, an unfavorable outcome.

13.	Segment information

The Company through its wholly-owned subsidiaries has one operating segment which is engaged in the investment management and financial advisory business and which derives its revenue from investment management services, other investment advisory services and financial research.

The Company’s corporate operations are not considered an operating segment and the Company does not allocate corporate expense for management and administrative services or income and expense related to other corporate activity to its operating segment to measure its operations.  The Company’s management utilizes adjusted EBITDA to measure segment performance.  Adjusted EBITDA is a measure defined as EBITDA before corporate expense, equity based compensation, software implementation cost, relocation and severance costs and non-operating income (expense).   EBITDA is a measure defined as earnings (loss) before interest, taxes, depreciation and amortization.

Adjusted EBITDA is a non-GAAP measure and should not be construed as an alternative to operating loss or net loss as an indicator of the Company’s performance, or as an alternative to cash used in operating activities, or as a measure of liquidity, or as any other measure determined in accordance with GAAP.

Following is a reconciliation of adjusted EBITDA of the operating segment to loss before income taxes (in thousands):

Wright Investors' Service Holdings, Inc.
Segment Information

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Adjusted EBITDA of operating segment	$317	$225	$657	$550

Other operating expenses:
Corporate (1)	(341)	(428)	(1,132)	(1,206)
Depreciation and amortization	(111)	(162)	(322)	(488)
Equity based compensation	(54)	(31)	(163)	(146)
Software implementation costs	-	-	(38)	-
Relocation and severance costs	-	-	-	(99)

Operating loss	(189)	(396)	(998)	(1,389)

Non- operating income (expense):
Interest income (expense) and other, net	(18)	3	(59)	(33)
Impairment of investment in LLC	-	-	-	(294)

Loss from operations before income taxes	$(207)	$(393)	$(1,057)	$(1,716)

Following is a summary of the Company's total assets:	September 30,	December 31,
	2017	2016
Operating segment	$6,391	$6,224
Corporate (2)	6,165	7,431
	$12,556	$13,655

(1) Consists principally of compensation related expenses, facility costs and professional fees
(2) Consists principally of cash and cash equivalents

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Assets Under Management (AUM)

Winthrop earns revenue primarily by charging fees based upon AUM.  At September 30, 2017, AUM was $1.31 billion, as compared to $1.25 billion at December 31, 2016.  The change in AUM was due to deposits of $83 million and increased market value of $110 million, offset by redemptions and withdrawals of $130 million.

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

Revenue from Investment Management Services was $583,000 and $1,608,000 for the three and nine months ended September 30, 2017, respectively, as compared to $535,000 and $1,706,000 for the three and nine months ended September 30, 2016, respectively.    Within this category, Winthrop primarily bills clients based on AUM values as of calendar quarters.  Revenues are primarily from fees from; (i) Taft-Hartley clients, (ii) Personal Investment Managed Accounts, and (iii) other client serviced accounts.   The increased revenue of $48,000 for the three months ended September 30, 2017 was attributable to increased AUM of approximately $15,000,000 in the Taft – Hartley business, partially offset by reduced AUM of approximately $5,000,000 within the Personal Managed Accounts, during the second quarter of 2017, as compared to the second quarter of 2016.   The reduced revenue of $98,000 for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 is due to reduced AUM of approximately $204,000,000 and $25,000,000 in the Taft – Harley and Personal Manages Accounts business, respectively, collectively during the fourth quarter of 2016, first quarter of 2017 and second quarter of 2017.

Revenue from Other investment advisory services was $564,000 and $1,826,000 for the three and nine months ended September 30, 2017 respectively, as compared to $702,000 and $2,124,000 for the three and nine months ended September 30, 2016, respectively.   Other investment advisory service revenue includes: (i) revenue from Mutual Funds; (ii) fees from services provided to Bank Trust Departments; and (iii) investment income.  Revenue from Mutual Funds includes distribution fees for both Winthrop-sponsored mutual funds as well as other mutual funds and investment management fees from Winthrop-sponsored mutual funds.  The reduced revenue of $138,000 and $298,000, respectively, for the three and nine months ended September 30, 2017 was primarily attributable to reduced Wright Mutual Fund fees of $119,000 and $292,000, respectively, for the three and nine months ended September 30, 2017.  The reduced fund fees were the result of reduced AUM in the Wright Mutual Funds.  Effective October 1, 2017, the Boards of Trustees of the Wright Mutual Funds approved the elimination of the Rule 12b-1Distribution Plan and shareholder services fee applicable to each Fund. As a result, Fund shareholders will no longer pay a 12b-1 fee or shareholder services fee.

Revenue from the sale of Financial research information and related data was $216,000 and $595,000 for the three and nine months ended September 30, 2017, respectively, as compared to $180,000 and $518,000 for the three and nine months ended September 30, 2016, respectively.  Revenues are also derived from the distribution of investment research directly and through several third parties who act as distributors of such research content. The fees paid by the end client are divided between Winthrop and the distributor.  Existing agreements in place with third party distributors, primarily Thomson Reuters, allow for the renegotiation of the revenue split, which could result in a decline in revenue to Winthrop.   In addition, the underlying data Winthrop utilizes to produce its financial research and related data is primarily obtained from a third-party, Worldscope (currently owned by Thomson Reuters), which was at no cost to Winthrop through August 2014.  The Company concluded negotiations with Thomson Reuters in July 2014 and commenced paying for the updates in August 2014 at the most favored vendor rate.  The agreement expires in 2024.

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

For the three months ended September 30, 2017, the Company had a loss from operations before income taxes of $207,000 compared to a loss from operations before income taxes of $393,000 for the three months ended September 30, 2016.   The reduced loss of $186,000 was primarily the result of reduced Compensation and benefits of $130,000, reduced Other operating expenses of $131,000, partially offset by and reduced Interest income (expense) and other, net of $21,000, and reduced  revenues of $54,000.   Included in the loss incurred for each of the three months ended September 30, 2017 and 2016, respectively, for Winthrop are amortization of intangibles of $99,000 and $159,000 , and compensation expense of $54,000 and $31,000 related to RSU’s and stock options issued to Company employees, directors and advisors.

Compensation and benefits

For the three months ended September 30, 2017, Compensation and benefits were $755,000 as compared to $885,000 for the three months ended September 30, 2016.

The reduced Compensation and benefits of $130,000 were the result of reduced staff levels at Winthrop during the last six months of 2016 and in 2017 which resulted in reduced expenses of $125,000 compared to the three months ended September 30, 2016, partially offset by increased benefits and related expenses at the corporate level of $5,000 in 2017.

Other operating expenses

For the three months ended September 30, 2017, Other operating expenses were $797,000 as compared to $928,000 for the three months ended September 30, 2016.

The decreased operating expenses of $131,000 were primarily the result of (i) reduced amortization of intangibles of $60,000 (which was $99,000 and $159,000, respectively, for the three months ended September 30, 2017 and 2016), and (ii) reduced operating expenses at the corporate level of $82,000.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

For the nine months ended September 30, 2017, the Company had a loss from operations before income taxes of $1,057,000 compared to a loss from operations before income taxes of $1,716,000 for the nine months ended September 30, 2016.

The reduced loss of $659,000 was primarily the result of (i) reduced Compensation and benefits of $356,000, (ii) reduced Other operating expenses of $354,000, and (iii) a  $294,000 impairment of investment in LLC  incurred during the nine months ended September 30, 2016 (see Note 6 to the Condensed Consolidated Financial Statements).  These items were partially offset by reduced revenues of $319,000 during the nine months ended September 30, 2017 as a result of reduced AUM and Wright mutual fund fees and reduced Interest income (expense) and other, net of $26,000.  Included in the loss incurred for the nine months ended September 30, 2017 and 2016 for Winthrop are amortization of intangibles of $297,000 and $478,000, respectively, and compensation expense of $163,000 and $146,000, respectively, related to stock options and RSU’s issued to Company employees, directors and advisors, respectively.

Compensation and benefits

For the nine months ended September 30, 2017, Compensation and benefits were $2,548,000 as compared to $2,904,000 for the nine months ended September 30, 2016.

The reduced Compensation and benefits of $356,000 were primarily the result of reduced staff levels at Winthrop during the last quarter of 2016 and in 2017 which resulted in reduced expenses of $374,000 compared to the nine months ended September 30, 2016, partially offset by increased benefits and related expenses at the corporate level of $18,000 in 2017.

Other operating expenses

For the nine months ended September 30, 2017, Other operating expenses were $2,479,000 as compared to $2,833,000 for the nine months ended September 30, 2016.

The reduced Other operating expenses of $354,000 during the nine months ended September 30, 2017, were primarily attributable to (i) reduced amortization of intangibles of $181,000 (which was $297,000 and $478,000, respectively, for the nine months ended September 30, 2017 and 2016),  (ii) reduced professional and recruiting fees and data services of $52,000 incurred by Winthrop, (iii) reduced travel and promotional activities of $24,000 incurred by Winthrop,  (iv) reduced distributor fees paid to mutual funds of $58,000 and (v) reduced operating  expenses at the corporate level of $93,000.  These reduced costs were partially offset by $38,000 of software implementation expenses incurred by Winthrop.

Income taxes

For the three and nine months ended September 30, 2017, the Company recorded income tax expense from  operations of $4,000 and $33,000, respectively. For the three and nine months ended September 30, 2016, the Company recorded an income tax expense of $5,000 and $31,000, respectively. Such amounts represent minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three and nine months ended September 30, 2017 and 2016, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss.

 Other Assets

The Company owns certain non-strategic assets, including interests in land and flowage rights in undeveloped property in Killingly, Connecticut.

The Company monitors these investments for impairment by considering current factors, including the economic environment, market conditions, and other specific factors and records impairments in carrying values when necessary.

Financial condition

Liquidity and Capital Resources

At September 30, 2017, the Company had cash and cash equivalents totaling $6,141,000, which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s operating activities.

The decrease in cash and cash equivalents of $885,000 for the nine months ended September 30, 2017 was the result of $854,000 used in operations and $31,000 used in investing activities.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances of Equity Securities

On July 25, 2017, the Company issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), shares of Company common stock to Lawrence G. Schafran, Marshall S. Geller, and Richard C. Pfenniger Jr. directors of the Company, in payment of their second and third quarter 2017 quarterly directors fees. Mr. Schafran, Mr. Geller and Mr. Pfenniger received 32,052, 30,049 and 26,042 shares of Company common stock, respectively.  The aggregate value of the shares of Company common stock issued to Mr. Schafran Mr. Geller and Mr. Pfenniger was approximately $20,000, $18,750 and $16,250, respectively, on the date of issuance.  These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

This issuance qualified for exemption from registration under the Securities Act because (i) Mr. Schafran, Mr. Geller and Mr. Pfenniger are each an accredited investor, (ii) the Company did not engage in any general solicitation or advertising in connection with the issuance, and (iii) Mr. Schafran, Mr. Geller and Mr. Pfenniger received restricted securities.

Purchases of Equity Securities

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased, and on March 29, 2011 the Company’s Board of Directors authorized an increase of an additional 1,000,000 shares to be repurchased. At September 30, 2016, the Company had repurchased 2,041,971 shares of its common stock and, a total of 2,958,029 shares remain available for repurchase.   There were no common stock repurchases made by or on behalf of the Company during the quarter ended September 30, 2017.

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Date: November 7, 2017	/s/ HARVEY P. EISEN
Name: Harvey P. Eisen
Title: Chairman of the Board and Chief Executive Officer

Date: November 7, 2017	/s/ IRA J. SOBOTKO
Name: Ira J. Sobotko
Title: Vice President, Chief Financial Officer