Form 10-K
period 2017-12-31
Wright Investors Service Holdings, Inc.
filed 2018-03-26
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is 6,000,000.

As of March 5, 2018, 19,376,070 shares of the registrant’s common stock were outstanding.

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2017.

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

PART I

Item 1.  Business.

General Development of Business

Wright Investors’ Service Holdings, Inc. (formerly National Patent Development Corporation) (the “Company”, “Wright Holdings”, “we” or “us”) was incorporated on March 10, 1998 as a wholly-owned subsidiary of GP Strategies Corporation (“GP Strategies”) and in November 2004, the Company’s common stock was spun-off to holders of record of GP Strategies common stock and GP Strategies Class B capital stock.  The Company’s common stock is quoted on the OTC Pink Sheets and is traded under the symbol “WISH”.

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

On January 15, 2010, we completed the sale (the “Five Star Sale”) to The  Merit Group, Inc. (“Merit”) of all of the issued and outstanding stock (the “Five Star Stock”) of our wholly-owned subsidiary, Five Star Products, the holding company and sole stockholder of Five Star Group, Inc. (“Five Star Group”), for cash pursuant to the terms and subject to the conditions of the Stock Purchase Agreement between the Company and Merit, dated as of November 24, 2009. As used herein, references to “Five Star” refer to Five Star Products or Five Star Group, or both, as the context requires.

 Nature of Our Business Following the Five Star Sale

Our Board of Directors  considered strategic uses for the Five Star Sale proceeds including, without limitation, using such funds, together with other funds of the Company, to develop or acquire interests in one or more operating businesses.  While we have focused our development or acquisition efforts on sectors in which our management has expertise, we did not wish to limit ourselves to, or to foreclose any opportunities in, any particular industry or sector.

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

Overview

The Company’s assets currently consist of its 100% ownership interest in Winthrop, and cash and cash equivalents, which were $6,018,000 at December 31, 2017.    The Company intends to use its remaining cash and cash equivalents to acquire interests in one or more operating businesses in the asset management space that it believes will be synergistic with Winthrop and to fund the Company’s general and administrative expenses.

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

Customers

Our investment advisory client base consists of a large number of geographically diverse clients across many industries. We provide investment management services to a broad range of clients, including mutual funds, retirement plans, public pension funds, endowments, foundations, financial institutions and high net worth individuals. We strive to expand our client base by attracting new clients and earning additional business from our existing clients. As of December 31, 2017, no single client’s assets managed by us represented more than 10% of our AUM.

Our client base for research services consists of individuals and companies who access our reports through various distributors or through our own website, www.corporateinformation.com. For the year ended December 31, 2017, approximately 63% of our research revenue has been derived from Thomson Reuters.

 Intellectual Property

We maintain a number of trademarks, copyrights, trade secrets and licenses to intellectual property owned by others.  Our trademarks relate to our company names and certain products we provide and expire at various dates ranging from 2018 to 2028.  Although in aggregate our intellectual property is important to our operations, we do not consider any single trademark, copyright, trade secret or license to be of material importance to any segment or to our business as a whole.

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

Employees

At December 31, 2017, Winthrop employed 26 full-time employees, including 10 investment management, research and trading professionals, 9 marketing and client service professionals and 7 operations and business management professionals. None of our employees are subject to any collective bargaining agreements.

The Company employed a total of 4 employees at the corporate level as of December 31, 2017, of which all were full-time employees.

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

Our principal operations are located in Greenwich Connecticut.  While we have a business continuity and disaster recovery plan, our operations could be adversely affected by hurricanes, snowstorms or other serious weather conditions, breach of security, loss of power, telecommunications failures, terrorist or other natural or man-made events that could affect the processing of transactions, communications and the ability of our associates to work effectively in our offices or elsewhere.  A catastrophic event could have a direct material adverse effect on our business by adversely affecting our employees or facilities, or an indirect impact on our business by adversely affecting the financial markets or the overall economy.  If our business continuity and disaster recovery plans and procedures were disrupted or unsuccessful in the event of a catastrophe, we could experience a material adverse interruption of our operations.

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

Our subsidiary, WISDI, is registered as a broker-dealer under the Exchange Act and is subject to regulation by FINRA, the SEC and various state agencies.  Among other regulations, WISDI is subject to the SEC’s net capital rule, which requires a broker-dealer to maintain a minimum level of net capital.  The particular level varies depending upon the nature of the activity undertaken by a firm.  At December 31, 2017, WISDI exceeded its minimum net capital requirement.  The net capital rule is designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer.  In computing net capital, various adjustments are made to net worth which excludes assets not readily convertible into cash.  The rule also requires that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner to avoid over-inflation of the broker-dealer’s net capital.  A significant operating loss or any charge against net capital could adversely affect the ability of our broker-dealer to expand, or depending on the magnitude of the loss or charge, maintain its then present level of business.  FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital.  If the calculation reveals a net capital deficiency, FINRA may immediately restrict or suspend some or all of the broker-dealer’s activities.  Our broker-dealer subsidiary may not be able to maintain adequate net capital, or its net capital may fall below requirements established by the SEC and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether.  Under certain circumstances, the net capital rule may limit our ability to make withdrawals of capital and receive dividends from WISDI.

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

As of December 31, 2017, Bedford Oak Advisors, LLC and GAMCO Investors, Inc. beneficially owned 26.3% and 10.15% of the Company’s common stock, respectively.  Bedford Oak Advisors, LLC is controlled by Mr. Harvey P. Eisen, the Company’s Chairman and Chief Executive Officer.  Mr. Eisen beneficially owned at such date an aggregate of 27.24% of the Company’s common stock, which percentage  includes the 26.3% beneficially owned by Bedford Oak Advisors, LLC.  The Company has entered into Investor Rights Agreements with former Winthrop stockholders that received shares of our common stock in connection with the Winthrop transaction.  The Investor Rights Agreement is a registration rights agreement, which include both customary demand and “piggyback” registration provisions, allow the respective stockholders to cause us to file one or more registration statements for the resale of their respective shares of the Company’s common stock and cooperate in certain underwritten offerings.  Sales by us or our large stockholders of a substantial number of shares of our common stock in the public market pursuant to registration rights or otherwise, or the perception that these sales might occur, could cause the market price of our common stock to decline.

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

At December 31, 2017, we had outstanding 19,146,795 shares of our common stock, which includes 11,710 Restricted Stock Units (“RSUs”) which became fully vested without restrictions on sale in February 2016., In addition, there are options to purchase a total of 550,000 shares of common stock, of which 483,334 are exercisable.  In addition, there are 200,000 RSUs of which 133,332 were vested at December 31, 2017. We are authorized to issue up to 30,000,000 shares of common stock and are therefore able to issue additional shares without being required under corporate law to obtain shareholder approval.  If we issue additional shares, or if our existing shareholders exercise their outstanding options, our other shareholders may find their holdings drastically diluted, which if it occurs, means they would own a smaller percentage of our Company.

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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters.

The following table presents the high and low bid and asked prices for the Company’s common stock for 2017 and 2016.  The Company’s common stock, $0.01 par value, is quoted on the OTC Pink Sheets.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Quarter	High	Low

2017	First	$0.95	$0.50
	Second	$0.75	$0.60
	Third	$0.60	$0.21
	Fourth	$0.68	$0.36

2016	First	$1.99	$1.29
	Second	$1.45	$1.10
	Third	$1.17	$0.68
	Fourth	$0.80	$0.50

The number of stockholders of record of the Company’s common stock as of March 5, 2018 was 744 and the closing price on the OTC Pink Sheets of such common stock on that date was $0.46 per share.

The Company did not declare or pay any cash dividends on its common stock in 2017 or 2016. The Company currently intends to retain future earnings to finance the growth and development of its business and does not intend to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At December 31, 2017 and 2016, the Company had repurchased an aggregate of 2,041,971 shares of its common stock and a total of 2,778,029 shares, remained available for repurchase at December 31, 2017 and 2016, respectively, pursuant to the 5,000,000 shares repurchase plans.  The Company did not repurchase any common stock during the year ended December 31, 2017.  The Company repurchased 250,000 shares of common stock during the year ended December 31, 2016.

Item 6.  Selected Financial Data.

Not required.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Overview

Substantially all of the Company’s business operations are carried out through Winthrop and its subsidiaries, the Wright Companies.  Winthrop, offers investment management services, financial advisory services and investment research to large and small investors, both taxable and tax exempt.  For more than 50 years, the Wright Companies have assisted institutions, plan sponsors, bank trust departments, trust companies and individual investors in achieving their financial objectives.  The management approach is to invest assets prudently by balancing risk and return.

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

Employees’ stock-based compensation.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The valuation provisions of ASC 718 apply to new grants and to grants that were outstanding as of the effective date of ASC 718 and are subsequently modified. See Note 11 to the Consolidated Financial Statements for further information regarding our stock-based compensation assumptions and expense.

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

 A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance (decreased) / increased by approximately $(3,485,000) and $712,000 respectively, during the years ended December 31, 2017 and 2016. The decrease in the valuation allowance during the year ended December 31, 2017 was mainly due to a change in the corporate income tax rate per The Tax Cuts and Jobs Act (the “Act”). The increase in the valuation allowance during the year ended December 31, 2016 was mainly due to an increase of the net operating loss carryforward and other deferred tax assets.

Intangible Assets

Intangible assets, which were recorded in connection with the acquisition of Winthrop, are amortized over their estimated useful lives, on a straight-line basis. Intangible assets subject to amortization are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assesses the recoverability of its intangible assets by determining whether the unamortized balance can be recovered over the assets’ remaining life through undiscounted forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce such amounts to fair value determined based on forecasted future cash flows discounted at a rate commensurate with the risk associated with achieving such cash flows. Future cash flows are based on trends of historical performance and the Company’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.  No impairment of intangible assets was recognized at December 31, 2017 or 2016.

Goodwill

Goodwill, which was recorded in connection with the acquisition of Winthrop, is not subject to amortization and is tested for impairment annually on December 31, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount, underlying goodwill. Fair value was calculated based upon future cash flows discounted at a rate commensurate with the risk involved, market based comparables and recent transactions within the financial services industry.  Future cash flows are based on projection of adjusted EBITDA of the operating segment. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.  No impairment of goodwill was recognized at  December 31, 2017 or 2016.  There were no changes in the carrying value of goodwill during 2017 or 2016.

Results of Operations

Year ended December 31, 2017 compared to the year ended December 31, 2016

For the year ended December 31, 2017, the Company had a loss from operations before income taxes of $1,386,000 compared to a loss from operations before income taxes of $2,078,000 for the year ended December 31, 2016.

The reduced loss of $692,000 was primarily the result of reduced Compensation and benefits of $381,000 and reduced Other operating expenses of $312,000, as well as a $294,000 Share of loss from  Investment in LLC recognized in 2016 (see Note 4 to the Consolidated Financial Statements).  These improvements were partially offset by reduced revenues of $299,000.  Included in operating loss for the years ended December 31, 2017 and 2016 are, respectively, the following; (i) amortization of intangibles of $397,000 and $629,000, and (ii) compensation expense of $108,000 and $119,000, respectively, related to RSU’s and stock options issued to Company employees, directors and advisors, respectively.

The Company’s management utilizes Adjusted EBITDA to measure performance of its operating segment.  See Note 15 to the Consolidated Financial Statements for Adjusted EBITDA of the operating segment and a reconciliation of Loss from operations before income taxes.

Assets Under Management (AUM)

Winthrop earns revenue primarily by charging fees based upon AUM.  At December 31, 2017 and 2016, AUM was $1.34 billion and $1.25 billion, respectively. For the year ended December 31, 2017 the Company had deposits of $90 million and increased market value of $168 million, offset by redemptions and withdrawals of $171 million.

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

Revenue from Investment Management Services was $2,213,000 for the year ended December 31, 2017 as compared to $2,240,000 for the year ended December 31, 2016. Within this category, Winthrop primarily bills clients based on AUM values as of calendar quarters.  Revenues are primarily from fees from; (i) Taft-Hartley clients, (ii) Personal Investment Managed Accounts, and (iii) other client serviced accounts.  The reduced revenue of $27,000 for the year ended December 31, 2017 is the result of reduced AUM for the first and second billing quarters in 2017, partially offset by increased AUM in the third and fourth billing quarters of 2017, as compared to the comparable periods in 2016.

Revenue from Other investment advisory services was $2,387,000 for the year ended December 31, 2017 as compared to $2,765,000 for the year ended December 31, 2016. Other investment advisory service revenue includes: (i) revenue from Mutual Funds; (ii) fees from services provided to Bank Trust Departments; and (iii) investment income.  Revenue from Mutual Funds includes distribution fees for both Winthrop-sponsored mutual funds as well as other mutual funds and investment management fees from Winthrop-sponsored mutual funds.  The reduced revenue of $378,000 for the year ended December 31, 2017 is the result of reduced AUM for all billing quarters in 2017 as compared to the comparable billing periods in 2016, as well as reduced Mutual Fund fees of $90,000. The reduced fund fees were primarily the result of reduced AUM in the Wright Mutual Funds.  Effective October 1, 2017, the Boards of Trustees of the Wright Mutual Funds approved the elimination of the Rule 12b-1Distribution Plan and shareholder services fee applicable to each Fund. As a result, Fund shareholders will no longer pay a 12b-1 fee or shareholder services fee.

Revenue from the sale of Financial research information and related data was $812,000 for the year ended December 31, 2017 as compared to $706,000 for the year ended December 31, 2016.  The increased revenue of $106,000 is primarily the result of increased revenue received from a one third party distributor. Revenues are also derived from the distribution of investment research directly and through several third parties who act as distributors of such research content.  The fees paid by the end client are divided between Winthrop and the distributor.  Existing agreements in place with third party distributors, primarily Thomson Reuters, allow for the renegotiation of the revenue split, which could result in a decline in revenue to Winthrop. In addition, the underlying data we utilize to produce our financial research and related data is primarily obtained from a third-party, Worldscope (currently owned by Thomson Reuters), which was at no cost to us through August 2014.  The Company concluded negotiations with Thomson Reuters in July 2014 and commenced paying for the updates in August 2014 at the most favored vendor rate.  The agreement expires in 2024.

Compensation and benefits

For the year ended December 31, 2017, Compensation and benefits were $3,364,000 as compared to $3,745,000 for the year ended December 31, 2016.

The reduced Compensation and benefits of $381,000 were primarily the result of reduced costs at Winthrop resulting primarily from (i) reduced staff levels at Winthrop during the last six months of 2016 and in 2017 which resulted in reduced expenses of $327,000 compared to the year ended December 31, 2016 and (ii) severance costs of $99,000 incurred by Winthrop in 2016, partially offset by increased benefits and related expenses at the corporate level of $45,000 in 2017.

Other operating expenses

For the year ended December 31, 2017, Other operating expenses were $3,338,000 as compared to $3,650,000 for the year ended December 31, 2016.

The reduced Other Operating expenses of $312,000 for the year ended December 31, 2017, of which $286,000 were attributable to Winthrop were the result of primarily the following; (i) reduced amortization of intangibles of $232,000 incurred by Winthrop (which was $397,000 and $629,000, respectively, for the year ended December 31, 2017 and 2016),  (ii) reduced professional and recruiting fees of $29,000 incurred by Winthrop, (iii) reduced travel and promotional activities of $27,000 incurred by Winthrop,  (iv) reduced distributor fees paid to mutual funds of $67,000, (v) reduced data services of $92,000 and (v) reduced operating  expenses at the corporate level of $26,000.  These reduced costs were partially offset by $113,000 of increased software licensing costs and $38,000 of software implementation expenses incurred by Winthrop.

Income taxes

For the year ended December 31, 2017, the income tax benefit related to continuing operations of $96,000 represents a deferred income tax benefit of $148,000, due to a change in the valuation allowance related to the Company’s alternative minimum tax (“AMT”) credit carryforward, net of $52,000 of state minimum income taxes.

For the year ended December 31, 2016, the income tax expense related to continuing operations of $54,000 substantially represents state minimum income taxes.

As a result of The Tax Cuts and Jobs Act (the "Act"), enacted in December 2017, the Company’s AMT credit carryforward of $148,000 was determined to be more likely than not to be realized. The valuation allowance was reduced during the year ended December 31, 2017, related to the AMT credit carryforward, resulting in a deferred income tax benefit of $148,000.

With the exception of the deferred tax asset related to the AMT credit carryforward, the Company recorded a full valuation allowance against its net deferred tax assets. Due to a full valuation allowance to offset deferred tax assets related to net operating loss carryforwards attributable to the loss, no tax benefit has been recorded in relation to the pre-tax loss from continuing operations for the years ended December 31, 2017 and December 31, 2016.

Financial condition, liquidity and capital resources

Liquidity and Capital Resources

At December 31, 2017, the Company had cash and cash equivalents totaling $6,018,000, which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s general and administrative expenses.  The Company believes that its working capital is sufficient to support its operating requirements through March 31, 2019.

The decrease in cash and cash equivalents of $1,008,000 for the year ended December 31, 2017 was the result of $975,000 used in operating activities, and $33,000 used in investing activities.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Financial Statements of Wright Investors’ Service Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Wright Investors’ Service Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wright Investors’ Service Holdings, Inc. (the “Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ EISNERAMPER LLP

We have served as the Company’s auditor since 2004.

EISNERAMPER LLP
New York, New York
March 26, 2018

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2017	2016
Revenues
Investment management services	$2,213	$2,240
Other investment advisory services	2,387	2,765
Financial research and related data	812	706
	5,412	5,711
Expenses
Compensation and benefits	3,364	3,745
Other operating	3,338	3,650
	6,702	7,395

Operating loss	(1,290)	(1,684)
Share of loss from Investment in LLC	-	(294)
Interest expense and other, net	(96)	(100)
Loss from operations before income taxes	(1,386)	(2,078)
Income tax benefit (expense)	96	(54)
Net loss	$(1,290)	$(2,132)

Basic and diluted net loss per share	$(0.07)	$(0.11)

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
 CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$6,018	$7,026
Accounts receivable	304	291
Prepaid expenses and other current assets	431	393
Total current assets	6,753	7,710
Property and equipment, net	100	103
Intangible assets, net	1,618	2,015
Goodwill	3,364	3,364
Deferred tax asset	148	-
Investment in undeveloped land	355	355
Other assets	108	108
Total assets	$12,446	$13,655

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$729	$741
Deferred revenue	6	11
Income taxes payable	30	37
Current portion of officers retirement bonus liability	190	200
Total current liabilities	955	989

Officers retirement bonus liability, net of current portion	467	570
Total liabilities	1,422	1,559

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued
Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 19,962,014 in 2017 and 19,830,219 in 2016 (including 11,701 shares issuable for vested restricted stock units in 2017 and 2016); outstanding 19,135,094 in 2017 and 19,003,299 in 2016	199	198

Additional paid-in capital	33,933	33,716

Accumulated deficit	(21,409)	(20,119)

Treasury stock, at cost (815,219 in 2017 and 2016)	(1,699)	(1,699)
Total stockholders' equity	11,024	12,096
Total liabilities and stockholders’ equity	$12,446	$13,655

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share amounts)

	Years Ended December 31,
	2017	2016
Cash flows from operating activities

Net loss	$(1,290)	$(2,132)
Adjustments to reconcile net loss to cash used in operating activities:
Share of loss from investment in LLC, in excess of cash received of $10 in 2016	-	284
Realized loss on sale of short-term investments	-	9
Interest expense related to officers retirement bonus liability	87	78
Depreciation and amortization	433	643
Decrease in value of warrant	-	12
Equity based compensation, including issuance of stock to directors	218	229
Changes in other operating items:
Accounts receivable	(13)	35
Deferred tax asset	(148)	-
Deferred revenue	(5)	11
Officers retirement bonus liability	(200)	(222)
Prepaid income tax	-	37
Income taxes payable	(7)	37
Prepaid expenses and other current assets	(38)	66
Accounts payable and accrued expenses	(12)	(289)
Net cash used in operating activities	(975)	(1,202)

Cash flows from investing activities
Proceeds from sale of short-term investments	-	148
Additions to property and equipment	(33)	(73)
Net cash provided by (used in) investing activities	(33)	75

Cash flows from financing activities
Purchase of treasury stock	-	(340)
Net cash used in financing activities	-	(340)

Net decrease in cash and cash equivalents	(1,008)	(1,467)
Cash and cash equivalents at the beginning of the year	7,026	8,493
Cash and cash equivalents at the end of the year	$6,018	$7,026

Supplemental disclosures of cash flow information
Net cash paid during the year for
Income taxes	$59	$3

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2017 AND 2016

(in thousands, except share data)

						Total
			Additional		Treasury	stock-
	Common stock		paid -in	Accumulated	stock , at	holders
	shares	amount	capital	deficit	cost	equity

Balance at December 31, 2015	19,720,971	$197	$33,488	$(17,987)	$(1,359)	$14,339
Net loss	-			(2,132)	-	(2,132)
Equity based compensation expense	-	-	119	-	-	119
Shares issuable for vested restricted stock units	11,701
Issuance of common stock to directors	97,547	1	109	-	-	110
Purchase of treasury stock	-	-	-	-	(340)	(340)
Balance at December 31, 2016	19,830,219	198	33,716	(20,119)	(1,699)	12,096
Net loss				(1,290)	-	(1,290)
Equity based compensation expense		-	108		-	108
Issuance of common stock to directors	131,795	1	109		-	110
Balance at December 31, 2017	19,962,014	$199	$33,933	$(21,409)	$(1,699)	$11,024

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.
Notes to Consolidated Financial Statements

1.	Description of activities

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

Reclassification

The Company has reclassified $56,000 of Compensation and benefits for the year ended December 31, 2016 to Other operating expenses in order to be consistent with the presentation for the year ended December 31, 2017.

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

Cash and cash equivalents

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase.  Cash equivalents, which are carried at cost plus accrued interest, which approximates fair value, consist of an investment in a money market fund which invests in treasury bills and amounted to approximately $5,209,000, and $6,301,000 at December 31, 2017 and 2016, respectively.

Cash equivalents are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Basic and diluted loss per share

Basic and diluted loss per share for the years ended December 31, 2017 and 2016, respectively, is calculated based on 19,216,000 and 19,085,000 weighted average outstanding shares of common stock including 135,000 and 65,000, respectively, common shares underlying vested RSUs.   Options for 550,000 and 3,350,000 shares of common stock in 2017 and 2016, respectively, and unvested RSUs for 66,000 and 132,000 shares of common stock in 2017 and 2016, respectively, were not included in the diluted computation as their effect would be anti-dilutive since the Company has losses from operations for both years.

Employees’ stock-based compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. See Note 11.

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

The accounting for uncertain tax positions guidance requires that the Company recognize the financial statement benefit of a tax position only after determining that the Company would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties on uncertain tax positions as interest and other expenses, respectively.  The Company has no uncertain tax positions at December 31, 2017 and 2016.

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

Intangible Assets

Intangible assets, which were recorded in connection with the acquisition of Winthrop, are amortized over their estimated useful lives, on a straight-line basis. Intangible assets subject to amortization are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assesses the recoverability of its intangible assets by determining whether the unamortized balance can be recovered over the assets’ remaining life through undiscounted forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce such amounts to fair value determined based on forecasted future cash flows discounted at a rate commensurate with the risk associated with achieving such cash flows. Future cash flows are based on trends of historical performance and the Company’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.   No impairment of intangible assets was recognized at December 31, 2017 or 2016.

Goodwill

Goodwill, which was recorded in connection with the acquisition of Winthrop, is not subject to amortization and is tested for impairment annually on December 31, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit, which consists of The Wright Companies operating segment, with its carrying amount, including goodwill. Fair value was calculated based upon future cash flows discounted at a rate commensurate with the risk involved, market based comparables and recent transactions within the financial services industry. Future cash flows are based on projection of adjusted EBITDA of the operating segment (see Note 15). If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.  No impairment of goodwill was recognized at December 31, 2017 or 2016.  There were no changes in the carrying value of goodwill during 2017 or 2016.

Revenue recognition

Revenue from investment advisory services and investment management services are recognized over the period in which the service is performed.  Accordingly, the amount of such revenue billed as of the balance sheet date relating to periods after the balance sheet date is accounted for as deferred revenue.  Revenue from research reports is recognized monthly upon the receipt of payment from the third-party industry distributors.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (“ASC 606”). The new guidance creates a single, principle based model for revenue recognition and expands and improves disclosures about revenue. The new guidance is effective for the Company on January 1, 2018. The Company has performed an assessment and analysis of the Company’s current policies and practices and there will be no material change upon the adoption of ASC 606.

3.	Certain new accounting guidance

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

In March 2016, the FASB issued ASU 2016-09, “Compensation- Stock Compensation (Topic 718):  Improvements to Employee Share Based Payment Accounting.”  ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classifications in the statement of cash flows.  ASU 2016-09 is effective for the fiscal years beginning after December 15, 2016 and interim periods within those fiscal years.  During 2017 the Company has adopted ASU 2016-09 which did not have any impact in the Company’s financial statements.  In accordance with ASU 2016-09, the Company has made the accounting policy election to continue to estimate forfeitures based upon historical occurrences.

 In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU generally requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The new guidance must be applied using a modified-retrospective approach and is effective for periods beginning after December 15, 2017 and early adoption is not permitted.  The Company has evaluated the impact this new standard, and it will not have a material effect on the consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 708) Scope of Modification Accounting” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Adoption of the Standard is required for annual and interim periods beginning after December 15, 2017 with the amendments in the update applied prospectively to an award modified on or after the adoption date. Early adoption is permitted. The Company has evaluated the impact this new standard, and it will not have a material effect on the consolidated financial statements.

4.	Investment in LLC

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

The above events indicate that EGS may not be able to recover all or a significant portion of the carrying amount of the Note and accordingly, in the quarter ended June 30, 2016, EGS discontinued accruing interest income on the Note and provided a valuation allowance and related provision for loss for the entire carrying amount of the Note, including accrued interest in a prior quarter.  Correspondingly, for the year ended December 31, 2016, the Company recorded $294,000 as to its share of EGS’s net loss for such period, which resulted in a zero carrying value for the Company’s investment in EGS at December 31, 2016.  In addition, the warrants were ascribed no value at such date resulting in a loss of $12,000 for the year ended December 31, 2016. Any future recovery by the Company on its investment in EGS will be recognized as income when received.   During the years ended December 31, 2017 and 2016, there were no amounts recovered from the Company’s investment in EGS.

5.	Accounts receivable

Winthrop and its subsidiaries continuously monitor the creditworthiness of customers and establish an allowance for uncollectible accounts based on specific customer related collection issues.  As of December 31, 2017, and 2016, there was no allowance for uncollectible accounts.

6.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2017	2016

Accrued professional fees	$207	$187
Accrued compensation and related expenses	144	161
Other	378	393
	$729	$741

7.	Income taxes

The components of income tax (benefit) expense are as follows (in thousands):

	Year Ended December 31,
	2017	2016
Current
Federal	$-	$-
State and local	52	54
Total current	52	54

Deferred
Federal	$(148)	$-
State and local	-	-
Total deferred	(148)	-

Total income tax (benefit) expense	$(96)	$54

For the years ended December 31, 2017 and 2016, current income tax expense related to operations substantially represents minimum state income taxes. For the year ended December 31, 2017, deferred income tax benefit represents a reduction of the valuation allowance due to a change in tax law permitting alternative minimum tax credits to be refundable.

The difference between the benefit for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) from operations is as follows:

	Year ended December 31,
	2017	2016
Federal income tax rate	(34.0)%	(34.0)%
State income tax (net of federal effect)	6.8	1.7
Change in valuation allowance	(251.5)	34.3
Deferred tax asset write-down	73.2	-
Non-deductible expenses	0.6	0.6
Impact of tax law change	198	-
Effective tax rate	(6.9)%	2.6%

The deferred tax assets and liabilities are summarized as follows (in thousands):
	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$6,356	$8,809
Equity-based compensation	107	1,275
Tax credit carryforwards	148	148
Accrued compensation	180	305
Accrued liabilities & other	157	105
Gross deferred tax assets	6,948	10,642
Less: valuation allowance	(6,365)	(9,850)
Deferred tax assets after valuation allowance	583	792

Deferred tax liabilities:
Intangible assets
Other	(435)	(784)
Deferred tax liabilities	-	(8)
Net Deferred tax assets	(435)	(792)
	$148	$-

The Tax Cuts and Jobs Act (the "Act") was enacted in December 2017. Among other things, the Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, eliminates the alternative minimum tax (“AMT”) for corporations, and provides that AMT credit carryforwards are refundable over a period of time beginning with the Company’s 2018 tax year through 2021. The reduction of the corporate tax rate resulted in a write-down of the Company’s net deferred tax assets of approximately $2.7 million, and a corresponding write-down of the valuation allowance. The Company recognized a deferred income tax benefit of $148,000 for the year ended December 31, 2017 due to a reduction of the valuation allowance related to the AMT credit carryforward. As a result of the Act, the AMT credit carryforward is determined to be more likely than not to be realized.

A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance (decreased)  increased by approximately $(3,485,000) and $712,000 respectively, during the years ended December 31, 2017 and 2016. The decrease in the valuation allowance during the year ended December 31, 2017 was mainly due to a change in the corporate income tax rate per the Act. The increase in the valuation allowance during the year ended December 31, 2016 was mainly due to an increase of the net operating loss carryforward and other deferred tax assets.

The Company files a consolidated federal tax return with its subsidiaries. As of December 31, 2017, the Company has a federal net operating loss carryforward of approximately $21.2 million, which expires from 2031 through 2037, and various state and local net operating loss carryforwards totaling approximately $19.6 (pre-apportioned) and $17.6 (post-apportioned) million, which expire between 2018 and 2037. Approximately $1.3 million of the federal net operating loss carryforward and $8.5 million of the state net operating loss carryforward were acquired from Winthrop. The acquired federal net operating loss carryforward is limited in its utilization by Section 382 of the Internal Revenue Code due to an ownership change.

8.	Property and equipment:

Property and equipment consists of the following (in thousands):

	December 31,
	2017	2016
Computer software	$75	$72
Computer equipment	140	110
Office furniture and equipment	46	46
Leasehold improvements	1	1
	262	229
Less: accumulated depreciation and amortization	(162)	(126)
	$100	$103

Depreciation expense for the years ended December 31, 2017 and 2016 was $36,000 and $14,000, respectively.

9.	Intangible Assets

Intangible assets subject to amortization consisted of the following (in thousands):

		December 31, 2017
Intangible	Estimated useful life	Gross carrying amount	Accumulated Amortization	Net carrying amount

Investment Management and Advisory Contracts	9 years	$3,181	$1,778	$1,403
Trademarks	10 years	433	218	215
Proprietary Software and Technology	4 years	960	960	-
		$4,574	$2,956	$1,618

		December 31, 2016
Intangible	Estimated useful life	Gross carrying amount	Accumulated Amortization	Net carrying amount

Investment Management and Advisory Contracts	9 years	$3,181	$1,425	$1,756
Trademarks	10 years	433	174	259
Proprietary Software and Technology	4 years	960	960	-
		$4,574	$2,559	$2,015

Amortization expense amounted to $397,000 and $629,000 for each of the years ended December 31, 2017 and 2016, respectively. The weighted-average amortization period for total amortizable intangibles at December 31, 2017 is 4 years. Estimated amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Year ending December 31,
2018	397
2019	397
2020	397
2021	386
2022	41
$1,618

10.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At December 31, 2017, the Company had repurchased 2,041,971 shares of its common stock (of which 250,000 shares were purchased in 2016 at a cost of $340,000) and a total of 2,958,029 shares, remained available for repurchase.

11.	Incentive stock plans and stock-based compensation

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

The Company recorded compensation expense of $300 and $9,000 for the years ended December 31, 2017 and 2016, respectively, under these plans.  As of December 31, 2017, the number of shares reserved and available for award under the 2007 NPDC Plan is 6,141,786 and under the 2003 Plan Amendment is 3,500,000.

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

The value of the options granted to the consultant are re-measured at each balance sheet date until performance is complete with the final measurement of fair value of the options made on the vesting dates.  The revised fair value is amortized over the remaining term of the option.  The value of the options is  $0.08 which  net value of $400 will be amortized over the remaining life of the options.

As of December 31, 2016, there were outstanding options to acquire 3,350,000 common shares, 3,250,000 of which were vested and exercisable, having a weighted average exercise price of $2.27 per share, a weighted average contractual term of 1 year and zero aggregate intrinsic value.

As of December 31, 2017, there were outstanding options to acquire 550,000 common shares under the 2007 NPDC Plan, 483,333 of which were vested and exercisable, having a weighted average exercise price of $1.35 per share, a weighted average contractual term of 3 years and zero aggregate intrinsic value.  During 2017, 2,800,000 options expired, without being exercised, with a weighted exercise price of $2.46 per share.

Restricted stock units

The following RSUs were granted to employees of the Company under the 2007 NPDC Plan:

a)
17,738 RSUs were granted to certain employees on February 4, 2013, which vest equally over three years, with the first third vesting on February 4, 2014 and the second third vesting on February 4, 2015.  At December 31, 2017, 11,701 of the RSU’s were still outstanding.  The RSUs are valued based on the closing price of the Company’s common stock on February 4, 2013 of $2.40, less an average discount of 11% for post-vesting restrictions on sale until the three-year anniversary of the grant date, or an average price per share of $2.25.  The Company recorded compensation expense of $0 and $1,000, respectively, for the years ended December 31, 2017 and 2016 related to these RSUs.  There is no unrecognized compensation expense related to these RSUs at December 31, 2017.

b)
100,000 RSUs were issued on each of January 19, 2015 and March 31, 2015, to two newly appointed directors of the Company.  The RSUs will vest equally over 3 years, with the first third vesting in January and March 2016, respectively.  The RSUs are valued based on the closing price of the Company’s common stock on January 19, 2015 and March 31, 2015 of $1.70 and $1.85, respectively, less an average discount of 8% for post-vesting restrictions on sale until the three-year anniversary of the grant date, or an average price per share of $1.56 and $1.70, respectively.  The Company recorded compensation expense of $110,000 for the years ended December 31, 2017 and 2016 related to these RSUs. The total unrecognized compensation expense related to these unvested RSUs at December 31, 2017 is $16,000, which will be recognized over the remaining vesting period of approximately 2 months.  At December 31, 2017 and 2016, 133,332 and 66,666 of the RSU’s were vested.

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

b)
Winthrop maintains an officer retirement bonus plan (the “Bonus Plan”) that is an unfunded deferred compensation program providing retirement benefits equal to 10% of annual compensation, as defined, to those officers upon their retirement.   Effective December 1, 1999, the Plan was frozen so that no additional benefits will be earned.   The liability is payable to individual retired employees at the rate of $50,000 per year in equal monthly amounts commencing upon retirement.  The liability was recorded at $885,000 at the date of the Company’s acquisition of Winthrop, representing its estimated fair value computed based on its present value, utilizing a discount rate of 14%, which was estimated to be the acquired company’s weighted average cost of capital on such date from the perspective of a market participant.  The calculated discount of $1,027,000 at the date of acquisition is being amortized as interest expense over the period the obligation is outstanding by use of the effective interest method.   For the years ended December 31, 2017 and 2016, interest expense, (included in Interest expense and other, net) amounted to $87,000 and $78,000, respectively.  During 2016, an employee left the Company prior to his retirement date, and the Company recognized $23,000 of income related to the elimination of the related liability and a corresponding credit to Compensation and benefits in the Consolidated Statement of Operations.   At December 31, 2017, and 2016 the present value of the obligation under the Bonus Plan was $657,000, and $770,000, respectively, net of discount of $367,000 and $454,000, respectively.  Of the undiscounted obligation of $1,024,000 at December 31, 2017, $190,000 is expected to be paid during 2018.

13.	Commitments, Contingencies and Other

(a)
In August 2014, the Company entered into a five-year sublease in Greenwich, Connecticut for 10,000 square feet.  At December 31, 2017, annual future rent for the Greenwich space, which expires on September 30, 2019 aggregated $451,000 payable as follows; $255,000 (2018), and $196,000 (through September 30, 2019).  Rent expense charged to operations related to the facilities aggregated $248,000 and $240,000 in 2017 and 2016, respectively.  The rent expense in 2017 and 2016 included deferred rent of $44,000 and $58,000, respectively, due to straight lining the amounts payable over the lease term commencing in August 2014 upon the Company gaining access to the premises.

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

14.	Related party transactions

Wright acts as an investment advisor, its subsidiary acts as a principal underwriter and one officer of Winthrop is also an officer for a family of mutual funds from which investment management and distribution fees are earned based on the net asset values of the respective funds.   Such fees, which are included in Other investment advisory services, amounted to $403,000 and $778,000 for the years ended December 31, 2017 and 2016, respectively. Effective October 1, 2017, the Boards of Trustees of the Wright Mutual Funds approved the elimination of the Rule 12b-1Distribution Plan and shareholder services fee applicable to each Fund. As a result, Fund shareholders will no longer pay a 12b-1 fee or shareholder services fee.

15.	Segment information

The Company through its wholly-owned subsidiary has one operating segment which is engaged in the investment management and financial advisory business and derives its revenue from investment management services, other investment advisory services and financial research.

The Company’s corporate operations are not considered an operating segment and the Company does not allocate corporate expense for management and administrative services or income and expense related to other corporate activity to its operating segment to measure its operations.  The Company’s management utilizes adjusted EBITDA to measure segment performance.  Adjusted EBITDA is a measure defined as EBITDA before corporate expense, equity-based compensation, software implementation costs, relocation and severance costs and non-operating income (expense).   EBITDA is a measure defined as earnings (loss) before interest, taxes, depreciation and amortization.

Adjusted EBITDA is a non-GAAP measure and should not be construed as an alternative to operating loss or net loss as an indicator of the Company’s performance, or as an alternative to cash used in operating activities, or as a measure of liquidity, or as any other measure determined in accordance with GAAP.

Following is a reconciliation of adjusted EBITDA of the operating segment to loss from operations before income taxes (in thousands):

	Year ended December 31,
	2017	2016
Adjusted EBITDA of operating segment	$954	$785

Other operating expenses:
Corporate (1)	(1,555)	(1,498)
Depreciation and amortization	(433)	(643)
Equity based compensation	(218)	(229)
Software implementation costs	(38)	-
Relocation and severance costs	-	(99)

Operating loss	(1,290)	(1,684)

Non- operating income (expense):
Interest expense and other, net	(96)	(100)
Share of loss from Investment in LLC	-	(294)

Loss from operations before income taxes	$(1,386)	$(2,078)

Following is a summary of the Company's total assets (in thousands):
	December 31,
	2017	2016
Operating segment	$6,160	$6,224
Corporate (2)	6,286	7,431
	$12,446	$13,655
 (1) Consists principally of compensation related expenses, facility costs and professional fees
 (2) Consists principally of cash and cash equivalents

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2017 were effective.

The Company’s principal executive officer and principal financial officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially effected or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of internal control over financial reporting as of December 31, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in  Internal Control – Integrated Framework  (2013)  (“COSO Framework”).  Based upon our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Item 9B.    Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of December 31, 2017, for its annual stockholders’ meeting for 2015 (the “Proxy Statement”) under the captions “Directors and Executive Officers”, “Corporate Governance”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Audit Committee.”

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Additional information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders under the caption “Stock Ownership of Management and Principal Stockholders”.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders under the captions “Certain Transactions with Management” and “Director Independence”.

Item 14.  Principal Accounting Fees and Services.

The information regarding principal accountant fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is incorporated by reference to the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders under the caption “Principal Accountant Fees and Services.”

Item 15. Summary Page

none

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: March 26, 2018	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ HARVEY P. EISEN	Chairman, President and Chief Executive Officer	March 26, 2018
Harvey P. Eisen	(Principal Executive Officer)

/s/ LAWRENCE G. SCHAFRAN	Director	March 26, 2018
Lawrence G. Schafran

/s/ RICHARD C. PFENNIGER Jr.	Director	March 26, 2018
Richard C. Pfenniger Jr.

/s/ MARSHALL S. GELLER	Director	March 26, 2018
Marshall S. Geller

/s/ PETER M. DONOVAN	Director	March 26, 2018
Peter M. Donovan

/s/ IRA J. SOBOTKO	Vice President, Chief Financial Officer	March 26, 2018
Ira J. Sobotko	(Principal Financial and Accounting Officer)

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

10.3	Form of Restricted Stock Unit Agreement. Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on December 21, 2012.

10.4
Agreement Upon Withdrawal by the Winthrop Corporation from Worldscope /Disclosure LLC dated as of June 1, 2012. Incorporated herein by reference to Exhibit 10.15 of the Registrant’s Form 8-K filed on December 21, 2012.

10.5
Distribution Agreement between Thomson Reuters (Markets) LLC and Wright Investors’ Service, dated November 30, 2009. Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Form 8-K filed on December 21, 2012.

10.6
Amendment No. 1 to Agreement Upon Withdrawal by The Winthrop Corporation From Worldscope/Disclosure LLC.  Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014 filed on August 12, 2014.

10.7
Sublease between Coldwell Banker Real Estate Services LLC (sublessor) And Wright Investors’’ Service Holdings, Inc. (sublessee) At 177 West Putman Avenue, Greenwich Connecticut.  Incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 as filed on November 12, 2014.

10.8
Limited Liability Company Agreement for EGS, LLC effective April 28, 2015. Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Form 10-Q for the quarter ended March 31, 2015 filed on May 15, 2015.

10.9
Note Purchase Agreement Between EGS, LLC and Merriman Holdings, Inc., effective April 28, 2015. Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended March 31, 2015 filed on May 15, 2015.

10.10
Note Purchase Agreement Between EGS, LLC and Merriman Holdings, Inc., effective July 16, 2015. Incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q for the quarter ended March 31, 2015 filed on May 15, 2015.

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
_________________________________

 *Filed within