Form 10-K/A
period 2017-12-31
Wright Investors Service Holdings, Inc.
filed 2018-04-27
CIK 1279715

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
Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is approximately $6,000,000.

As of April 20, 2018, 19,476,070 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

Wright Investors’ Service Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) pursuant to General Instruction G (3) to Form 10-K, which amends and supplements our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2018 (the “2017 Form 10-K”).    This Form 10-K/A provides the information required to be disclosed in Part III, Items 10 through 14 and updates the information contained in Part IV, Item 15.  As a result of this amendment, the Company is filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the 2017 Form 10-K.

TABLE OF CONTENTS

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

 Set forth below are the names of, and certain biographical information regarding, the directors of the Company. The Board of Directors currently consists of five directors.

  Harvey P. Eisen , 75, has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since June 2007 and also has served as its President since July 2007.  Mr. Eisen has served as a director of the Company since 2004.  Mr. Eisen has served as Chairman and Managing Member of Bedford Oak Advisors, LLC, an investment partnership (“Bedford Oak”), since 1998 and Chairman and Director of GP Strategies Corporation, a global performance solutions provider (“GP Strategies”) since 2004. Mr. Eisen has also served on the Board of Directors of VerifyMe, Inc., a provider of physical, cyber and biometric security solutions ,  since April 2018.  Marshall Geller and Lawrence Schafran are each directors of the Company and also serve as directors of VerifyMe.

Mr. Eisen was previously Senior Vice President of Travelers, Inc. and held various executive positions with Primerica, SunAmerica Corp., and Integrated Resources Asset Management.  Mr. Eisen was president and portfolio manager of Eisen Capital Management for 10 years.  He began his career as an analyst with Stifel, Nicolaus & Co. and Wertheim.  Mr. Eisen has served on the Strategic Development Board for the Trulaske College of Business, University of Missouri since 1995 where he established the first accredited course on the Warren Buffett Principles of Investing. He also serves on the University’s Investment Advisory Committee. With over three decades of investment experience, he has been consulted by the national media for his expert views on all phases of the investment marketplace and is frequently quoted in The Wall Street Journal, The New York Times, Pension World, U.S. News & World Report, Financial World and Business Week, among others. He also served as a regular panelist on Wall Street Week with Louis Rukeyser for over 20 years.  Mr. Eisen graduated from the University of Missouri at Columbia with a Bachelor of Science in Finance and Economics, and has also received a Master of Science in Commerce from St. Louis University. He is a former Trustee of The Johns Hopkins University, Baltimore, MD. He also served on the Zanvyl Krieger School of Arts and Sciences Advisory Board for Johns Hopkins University as well as the Carey Business School Board of Overseers and the Hopkins Parents Council. Additionally, he is a former Trustee of the Rippowam Cisqua School, Bedford, NY, and the Northern Westchester Hospital Center, Mount Kisco, NY.

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

Peter M. Donovan, 75, has served as a director of the Company since December 19, 2012.  Through December 19, 2015, Mr. Donovan was the Chief Executive Officer of The Winthrop Corporation (“Winthrop”) and through its wholly-owned subsidiaries Wright Investors’ Service, Inc. (“Wright”), Wright Investors’ Service Distributors, Inc. (“WISDI”) and Wright’s wholly-owned subsidiary, Wright Private Asset Management, LLC (“WPAM”) (collectively, the “Wright Companies”).  Through December 19, 2017, Mr. Donovan was the Executive Chairman of the Board of Winthrop.  Mr. Donovan worked at Jones, Kreeger & Co., in Washington, D.C. prior to joining Wright in 1966.  At Wright, Mr. Donovan was responsible for the overall management of Wright. Mr. Donovan became President of Winthrop and Wright in 1988 and Chief Executive Officer in 1996 and retired from Wright in December 2017.  He is co-author of Worldscope Industrial Company Profiles and Worldscope Financial Company Profiles.  Mr. Donovan is a chartered financial analyst. Mr. Donovan is Chairman of the Board of Trustees of the School for Ethical Education.  He is a member of the New York Society of Security Analysts and the Hartford Society of Financial Analysts.  Mr. Donovan received a BA in Economics from Goddard College.

Mr. Donovan is qualified to serve on our Board of Directors because of his extensive business skills and experiences in the financial services industry and his financial literacy and expertise.

Marshall S. Geller, 79, has served as a director of the Company since January 14, 2015.  Mr. Geller was  a Founder and Senior Investment Partner of St. Cloud Capital, LLC, a Los Angeles based private equity fund formed in December 2001 until June 2017.   He has spent more than 50 years in corporate finance and investment banking, including 21 years as a Senior Managing Director of Bear, Stearns & Co., with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East.  Mr. Geller has served as a director of GP Strategies, a global performance solutions provider, since 2002, currently serves as a director of COR Capital LLC and is a director of VerifyMe, Inc. ,a provider of physical, cyber and biometric security solutions, since August 2017.    Harvey Eisen, the Company’s Chairman and Chief Executive Officer is the Chairman of GP Strategies and Richard Pfenniger, a director of the Company, is also a director of GP Strategies.  Mr. Geller also serves on advisory boards to UCLA Health Systems.   Mr. Geller is on the Board of Governors of Cedars-Sinai Medical Center, Los Angeles and also serves on the Dean's Advisory Council for the College of Business & Economics at California State University, Los Angeles.

Mr. Geller is qualified to serve on our Board of directors due to his experience as the managing partner of a private equity fund and a director of other public companies, Mr. Geller brings to the Board many years of experience and expertise as an investor in and advisor to companies in various sectors.

Richard C. Pfenniger Jr., 62,  has served as a director of the Company since March 31, 2015.  Mr. Pfenniger served as Interim Chief Executive Officer of Vein Clinics of America, Inc. from May 2014 to February 2015 and also served as Interim Chief Executive Officer of IntegraMed America, Inc., a manager of outpatient medical fertility centers, from January to June 2013. From 2003 until 2011, Mr. Pfenniger served as the Chairman of the Board, President and Chief Executive Officer of Continucare Corporation, a provider of primary care physician services. Mr. Pfenniger was the Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc., a provider of career-oriented higher education, from 1997 until 2003. From 1994 to 1997, Mr. Pfenniger served as the Chief Operating Officer of IVAX Corporation, and from 1989 to 1994 he served as the Senior Vice President-Legal Affairs and General Counsel of IVAX Corporation, a multi-national pharmaceutical company. Prior thereto, Mr. Pfenniger was engaged in the private practice of law. Mr. Pfenniger also currently serves as a Director of TransEnterix, Inc., a medical device company,  OPKO Health, Inc., a multi-national pharmaceutical and diagnostics company, Biocardia, Inc., a regenerative medicine company, GP Strategies, a global performance solutions provider, and IntegraMed America, Inc.

The Company believes that Mr. Pfenniger’s prior experience as a Chief Executive Officer of a public company and his other senior management roles, each of which have required him to balance the demands of clients, employees and investors, makes him a valuable addition to the Company’s Board of Directors.

Lawrence G. Schafran, 79, is a private investor and has served as a director and chairman of the audit committee of the Company since 2006.  Mr. Schafran also serves as a director of Cupcake Digital, Inc., a developer of mobile applications focusing on the childrens market, Glasstech, Inc., a manufacturer and seller of glass bending and tempering systems, and VerifyMe, Inc., a provider of physical, cyber and biometric security solutions.   Mr. Schafran also served as director of other public and private companies, and as a Managing Director of Providence Capital, Inc., an investment and advisory firm from March 2003 until December 2012.

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

Ira J. Sobotko, 61, has served as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company since 2008.  Mr. Sobotko served as Senior Vice President, Finance, Secretary and Treasurer of Five Star Products and as its principal financial officer from July 2007 until its sale by the Company in January 2010. From September 2005 through March 2007, Mr. Sobotko served as a financial consultant to various publicly traded companies, including the Company and Five Star Products and various emerging technologies companies.

Amit S. Khandwala, 54, has been the Co-Chief Executive Officer, Co-President, Chief Investment Officer and Chief Investment Officer of Global Equities at Winthrop as of December 19, 2015. From December 2012 to December 2014, Mr. Khandwala was a Senior Managing Director and Chief Investment Officer at Winthrop, and from December 2014 to December 2015 he was the Co- President and Chief Investment Officer  Mr. Khandwala received a BS in Economics, Accounting, International Business and Computers from the University of Bombay, India, and an MBA in Investments, Corporate Finance, and International Finance & International Marketing from the University of Hartford. Mr. Khandwala has overall responsibility for US and International equity management including the direction and implementation of quantitative equities research. Additionally, he is the portfolio manager for Wright’s equity products. Mr. Khandwala manages the Mid Core Strategy which received “Manager of the Decade 2014” as well as “Manager of the Decade 2013” award and “Top Guns Bull & Bear Masters – December 2014” for Large Growth Strategy from PSN/Informa. In addition, Mr. Khandwala also received “Best of The Best” award from PSN/Informa for the Large Growth Strategy he manages as of September 2014. Mr. Khandwala has been published in the Journal of Portfolio Management and has been involved in conducting empirical research in finance. He was also responsible for the management of 21 single country and regional funds domiciled in US and in Luxembourg. He is a member of the New York Society of Security Analysts. Mr. Khandwala is quadralingual in English, Hindi, Gujarati and Marathi. In 2006, Mr. Khandwala received the Anchor Award from the University of Hartford as a distinguished alumnus. In 2014, Mr. Khandwala was selected Chairman of the Board of St. Vincent’s Medical Center Foundation, and served through 2016. In 2016, Mr. Khandwala was selected to the Physicians Contract and Compensation Committee of the St. Vincent’s Medical Center. Mr. Khandwala is also a member of the Investment Committee of the St. Vincent’s Medical Center Foundation. Mr. Khandwala holds the Series 65 securities license. Mr. Khandwala joined Wright in 1986 and has  31 years of investment experience.

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

The Company has elected to use the Smaller Reporting Company rules issued by the SEC regarding the disclosure of executive compensation.  Under these rules, the Company provides a Summary Compensation Table covering 2017 and 2016 compensation for the individual who served as principal executive officer in 2017 and for three individuals who are the most highly-compensated executive officers other than the individual who served as principal executive officer (to whom we refer collectively as our “named executive officers”) and Outstanding Equity Awards at Year-End Table and certain narrative disclosures.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of the Company’s Named Executive Officers for the fiscal years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary	Bonus	All Other Compensation (1) (2)(3)	Total
		($)	($)	($)	($)
Harvey P. Eisen, Chairman of the Board and Chief Executive Officer (Principal Executive	2017	15,000	0	1,343	16,343
Officer) (1)	2016	20,000	0	1,318	21,138
Ira J. Sobotko, Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting	2017	150,000	0	11,767	161,767
Officer) (2)	2016	150,000	0	11,716	161,716
Peter M. Donovan, Chairman of the Board, of	2017	200,000	0	22,245	222,245
Winthrop (3)	2016	200,000	6,250	3,047	209,297

Amit S. Khandwala, Co- Chief Executive Officer of Winthrop (4)	2017	312,799	0	483	313,282
	2016	318,109	6,250	483	324,842

(1)	For Mr. Eisen, the amount reflected under “All Other Compensation” is comprised of:

•	$1,343 and $1,318 for 2017 and 2016, respectively, for life insurance premiums;

          The Compensation Committee of the Company increased the compensation of Harvey P. Eisen the Company’s Chairman and Chief Executive Officer to $25,000 per month from $15,000 annually, effective January 1, 2018, due to new strategic matters related to Winthrop.

(2)	For Mr. Sobotko, the amount reflected under “All Other Compensation” is comprised of:

•	$2,167 and $2,116 for 2017 and 2016, respectively, for life insurance premiums;

•	$9,600 for each of 2017 and 2016 for auto expense allowance.

(3)
Mr. Donovan was the Chief Executive Officer of Winthrop, which became a subsidiary of the Company on December 19, 2012 in connection with the Company’s acquisition of Winthrop. Mr. Donovan was the Executive Chairman of Winthrop from December 2015 to December 2017. Effective December 19, 2017, Mr. Donovan was no longer employed by the Company.  For Mr. Donovan, the amount reflected in “All Other Compensation” is comprised of:

•	$3,047 for 2017 and 2016, for life insurance premiums.

•	$19,198 and $0 for 2017 and 2016, respectively for personal auto usage.

(4)
Mr. Khandwala, effective December 19, 2015 became the Co-Chief Executive Officer (with Mr. Eisen) of Winthrop, at which time Mr. Khandwala became a Named Executive Officer of the Company. For Mr. Khandwala, the amount reflected in “All Other Compensation” is comprised of:

•	$483 in 2017 and 2016 for life insurance premiums.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning the holdings of unexercised and vested options to purchase shares of common stock of the Company for each of the named executive officers at December 31, 2017.

Name	Number of Shares of Common Stock Underlying Unexercised Options which are Exercisable	Number of Shares of Common Stock Underlying Unexercised Options which are Unexercisable	Option Exercise Price Per Share of Common Stock	Option Expiration Date
	(#)	(#)	($)
Harvey P. Eisen	250,000(1)	-	$1.36	April 28, 2020

(1)	These options were fully vested at December 31, 2017.

Overview of Material Compensation Arrangements with Our Named Executive Officers

The following is a summary of the material terms of employment and compensation arrangements pursuant to which compensation was paid to our named executive officers for their service with the Company or its subsidiaries for the fiscal year ended December 31, 2017.

The Company has no current outstanding employment agreement with any executive officer.

Harvey P. Eisen

The Compensation Committee of the Board of Directors of the Company increased the compensation of Harvey P. Eisen the Company’s Chairman and Chief Executive Officer, effective January 1, 2018, to $25,000 per month from $15,000 annually.

On April 28, 2010, our Board of Directors granted to Mr. Eisen for his role in the completion of the sale of both the Company’s undeveloped real property located in Pawling, New York in 2010 and the sale Five Star Products, the latter of which closed in January 2010, an option to purchase 250,000 shares of common stock, of the Company granted under the Company’s 2007 Incentive Stock Plan. The options have an exercise price of $1.36 per share, which was equal to the fair market value on the date of grant, vested over three years, in approximately one-third increments each year, commencing on the first anniversary of the date of grant and have a term of ten years, subject to earlier termination as provided in the form of option agreement. The options were fully vested at December 31, 2017.

Ira J. Sobotko

Mr. Sobotko serves as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company.   Mr. Sobotko’ s salary was reduced to $150,000, effective February 1, 2014.  Mr. Sobotko had requested that the Company’s Board and Compensation Committee approve this reduction as a result of the Company’s then current operating losses.

Peter Donovan

On the Closing Date the Company, completed the merger (the “Merger”) of a wholly-owned subsidiary of the Company (“MergerSub”) with and into The Winthrop Corporation, a Connecticut corporation (“Winthrop”), pursuant to that certain  Agreement and Plan of Merger (the “Merger Agreement”) dated June 18, 2012.  Simultaneously with the execution of the Merger Agreement, and as an inducement to the Company’s entering into the Merger Agreement, the Company entered into  an employment agreement with Mr. Donovan (the “Employment Agreement”), which was effective at the Closing of the Merger.  Pursuant to his Employment Agreement, Mr. Donovan  served as Chief Executive Officer of Winthrop.  Mr. Donovan’s Employment Agreement provided for a term of five years, with automatic annual renewals unless notice of non-renewal was given at least six months prior to the applicable employment period.  Mr. Donovan received an annual base salary of $300,000, subject to increases at the discretion of the Compensation Committee of Winthrop‘s Board of Directors.  During the initial term of Mr. Donovan’s Employment Agreement but subsequent to the third anniversary of the Closing, in the sole discretion of the Board of Directors of Winthrop, Mr. Donovan assumed the position of Executive Chairman of Winthrop in lieu of his position as Chief Executive Officer of Winthrop, with such authority, duties and responsibilities as are commensurate with his position as Executive Chairman and such other duties and responsibilities as may reasonably be assigned to him by the Chief Executive Officer of the Company.  Effective December 19, 2015, pursuant to the terms and conditions of his Employment Agreement, Mr. Donovan assumed the position of Executive Chairman of Winthrop in lieu of the position of Chief Executive Officer of Winthrop.  As Executive Chairman, Mr. Donovan was entitled to an annual base salary of $200,000.  Mr. Donovan’s contract was terminated effective December 19, 2017, and he is no longer employed by the Company.

Amit S. Khandwala

On December 18, 2015, the Company appointed Amit S. Khandwala and Harvey P. Eisen as Co-Chief Executive Officers of its primary operating subsidiary, the Winthrop Corporation (“Winthrop”), effective December 19, 2015. Mr. Khandwala currently receives an annual base salary of $250,000 plus sales commissions.

DIRECTOR COMPENSATION

Only directors who are not employees of the Company or its subsidiaries are entitled to receive compensation for service as a director. The table below summarizes the total compensation paid to or earned by each director of the Company (who is not also a named executive officer) for the fiscal year ended December 31, 2017.

2017 Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
	($)	($)	($)	($)
Lawrence G. Schafran	8,750 (1)	40,000 (1)	0	48,750
Richard C. Pfenniger Jr.	6,750 (2)	89,028 (2) (4)	0	95,778
Marshall S. Geller	8,750 (3)	89,444 (3) (4)	0	98,194

(1)	Mr. Schafran received 75,704 shares of Company common stock as $40,000 of his annual director’s fee.

(2)	Mr. Pfenniger received 70,792 shares of Company common stock as $32,500 of his annual director’s fee.

(3)	Mr. Geller received 33,255 shares of Company common stock as $37,500 of his annual director’s fee.

(4)
100,000 Restricted Stock Units (RSUs) were issued on each of January 19, 2015 and March 31, 2015, respectively to Mr. Geller and Mr. Pfenniger.  The RSUs  vest equally over 3 years, with the first third vesting in January and March 2016, respectively.  The RSUs are valued based on the closing price of the Company’s common stock on January 19, 2015 and March 31, 2015 of $1.70 and $1.85, respectively, less an average discount of 8% for post-vesting restrictions on sale until the three-year anniversary of the grant date, or an average price per share of $1.56 and $1.70, respectively.  The Company recorded compensation expense of $51,944 and $56,528, respectively, for Mr. Geller and Mr. Pfenniger for the year ended December 31, 2017 related to these RSUs.  The RSU’s are fully vested and are currently issuable, and are included in the total shares of common stock outstanding at April 20, 2018.

Director Compensation Program

Directors who are not employees of the Company or its subsidiaries receive:

•
annual director compensation of (i) $25,000, paid in quarterly installments of $6,250 (except the Vice Chairman of the Board of Directors (currently the Company does not have a Vice Chairman) who is to receive annual director compensation of $35,000, paid in quarterly installments of $8,750);

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

All of the sums designated above as “annual director compensation” are required to be paid in Company common stock; provided that (1) common stock issued in lieu of annual compensation is valued at the average between the closing bid and ask price on the day prior to the date upon which the annual compensation became payable, and (2) all right, title and interest in and to common stock issued will vest in the receiving director upon issuance.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders

The following table sets forth the number of shares of common stock beneficially owned as of April 20, 2018 by each person who is known by the Company to own beneficially more than five percent of outstanding Company common stock other than executive officers or directors of the Company, whose beneficial ownership is reflected in the Security Ownership of Directors and Executive Officers table below.  There were 19,476,070 shares of Company common stock outstanding on April 20, 2018.

Security Ownership of Principal Stockholders Table

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Bedford Oak Advisors, LLC 177 West Putnam Avenue Greenwich, CT 06830	5,070,017 (1)	26.03%
GAMCO Investors, Inc. One Corporate Center Rye, NY 10580	1,957,750 (2)	10.05%
Frost Gamma Investments Trust 4400 Biscayne Blvd. Miami, FL 33137	1,321,707 (3)	6.79%
____________
(1)
Based on a Schedule 13D/A filed jointly by Bedford Oak Advisors, LLC (“Bedford Oak”), Bedford Oak Capital, L.P. (“Capital”), Bedford Oak Acorn, L.P. (“Acorn”) and Mr. Eisen with the SEC on December 20, 2012, and updated for other information known to the Company, including various Form 4’s filed jointly by Bedford Oak, Capital and Mr. Eisen with the SEC through April 20, 2018,  Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn and certain other private investment partnerships.  Does not include options to purchase 250,000 shares of Company common stock exercisable by Mr. Eisen within 60 days of April 20, 2018.  See Security Ownership of Directors and Executive Officers table below.

(2)
Based on a Schedule 13D/A filed jointly by Gabelli Funds, LLC, GGCP, Inc., GAMCO Investors, Inc., GAMCO Asset Management, Inc., MJG Associates, Inc., Teton Advisors and Mario J. Gabelli with the SEC on April 13, 2017.

(3)	Based on a Schedule 13G filed by Frost Gamma Investments Trust with the SEC on February 3, 2015.

Security Ownership of Directors and Executive Officers

The following table sets forth the beneficial ownership of Company outstanding common stock as of April 20, 2018 by each person who is a director or named executive officer of the Company as of such date, naming each such person, and all persons who are directors and executive officers of the Company as of such date, as a group.

Security Ownership of Directors and Executive Officers Table

Name	Amount and Nature of Beneficial Ownership		Percent of Class
Harvey P. Eisen	5,320,017	(1)	26.97%
Marshall S. Geller	639,843	(2)	3.29%
Lawrence G. Schafran	318,570	(3)	1.63%
Ira J. Sobotko	625	(4)	*
Peter M. Donovan	1,047,999		5.38%
Richard C. Pfenniger	402,176	(5)	2.06%
Amit S. Khandwala	182,200		*
Directors and executive officers as a group (7 persons) (6)	7,911,430		39.90%
_________________
* The number of shares owned is less than one percent of the outstanding shares.

(1)
Includes 5,070,017 shares of Company common stock beneficially owned by Bedford Oak, Capital and Acorn.  Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn.  See footnote 1 to Principal Stockholders table above.  Also includes 250,000 shares of Company common stock issuable upon the exercise of options that are fully vested and exercisable by Mr. Eisen within 60 days of April 20, 2018.

(2)
Includes 100,000 RSU’s,  each  representing the initial right to receive on the settlement date(s) one share of common stock, par value $.01 per share, of the Company. The RSU’s are fully vested and are currently issuable, and are included in the total shares of common stock outstanding.

(3)	Includes 100,000 shares of Company common stock issuable to Mr. Schafran upon the exercise of options, all of which are fully vested and exercisable by Mr. Schafran within 60 days of April 20, 2018.

(4)	Includes 625 shares of Company common stock owned by Mr. Sobotko individually.

(5)
Includes 100,000 RSU’s, each representing the initial right to receive on the settlement date(s) one share of common stock, par value $.01 per share, of the Company. The RSU’s are fully vested and are currently issuable, and are included in the total shares of common stock outstanding.

(6)
Includes Messrs. Geller, Pfenniger, Schafran and Donovan, each of whom is currently a director of the Company, Mr. Eisen who is currently a director and a named executive officer of the Company, and Mr. Sobotko and Mr. Khandwala each of whom is currently a named executive officer of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 with respect to shares of Company common stock that may be issued under existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, Restricted Stock Units and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	750,000	$1.35	9,641,786

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

On April 2,  2018, the Boards of Trustees of The Wright Managed Equity Trust and The Wright Managed Income Trust (the “Trusts”)  issued a press release announcing that they had voted to liquidate and terminate each of the Wright Selected Blue Chip Equities Fund (WSBEX), the Wright Major Blue Chip Equities Fund (WQCEX), the Wright International Blue Chip Equities Fund (WIBCX) and the Wright Current Income Fund (WCIFX) (the “Funds”) effective on or about April 30, 2018 (the “Liquidation Date”).  Based upon a recommendation of the Funds’ investment adviser, Wright Investors’ Service, Inc., the Boards approved the liquidation of the Funds.  Wright Investors’ Service Holdings, Inc, does not believe the liquidation of the Funds will have a material adverse impact on its business operations, financial condition, or results of operations.

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

On July 27, 2016, FINRA suspended Merriman’s securities business due to an ongoing dispute over accounting for working capital, and Merriman Capital Inc. (“MC”) filed a Broker Dealer Withdrawal with the SEC to begin the process of terminating its licenses.  Substantially all of Merriman’s revenues are derived from MC.  Merriman has not made the April 2016 interest payment or the $1,333,333 principal payment that was due to mature in July 2016, and is currently in default of the Note with EGS.

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

Director Independence

The Company is not subject to the listing requirements of any securities exchange, including Nasdaq, because the Company’s common stock is traded on the over-the-counter bulletin pink sheets  However, in July 2007, the Board of Directors adopted the standards for independence for Nasdaq-listed companies, and the independence determinations that follow are based upon the criteria established by Nasdaq for determining director independence and upon the criteria established by Nasdaq and the SEC for determining Audit Committee member independence.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for services rendered for 2017 and 2016 by EisnerAmper LLP, were as follows:

	2017	2016

Audit Fees (1)	$169,500	$164,500
_____________

(1)
Audit fees consisted principally of fees for the audit of the annual financial statements and reviews of the condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and review of the Company’s 10-K containing proxy statement disclosure.

Policy on Pre-Approval of Services Provided by Independent Auditor

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of EisnerAmper LLP are subject to specific pre-approval policies.  In 2017 and 2016, all audit services and other services to be performed by EisnerAmper LLP require pre-approval by the Audit Committee in accordance with pre-approval policies established by the Board of Directors.  The procedures require that all proposed engagements of EisnerAmper LLP for services of any kind be directed to the Audit Committee prior to the beginning of any service.

All services provided by the independent registered public accounting firm for 2017 and 2016 were approved in advance by the Audit Committee of the Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Date: April 27, 2018	By:	/s/ IRA J. SOBOTKO
		Name:	Ira J. Sobotko
		Title:	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number		Description

31.1	*	Certification of Principal Executive Officer
31.2	*	Certification of Principal Financial Officer
_________
*	Filed herewith