Form 10-Q
period 2018-03-31
Wright Investors Service Holdings, Inc.
filed 2018-05-10
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 1, 2018, there were 19,476,070 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues
Investment management services	$570	$492
Other investment advisory services	603	669
Financial research and related data	216	183
	1,389	1,344
Expenses
Compensation and benefits	859	917
Other operating	782	791
Transaction costs	132	-
	1,773	1,708

Operating loss	(384)	(364)
Interest expense and other loss, net	(20)	(26)
Loss before income taxes	(404)	(390)
Income tax expense	(13)	(12)
Net loss	$(417)	$(402)

Basic and diluted net loss per share	$(0.02)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,681	$6,018
Accounts receivable	161	304
Income tax receivable	148	-
Prepaid expenses and other current assets	363	431

Total current assets	6,353	6,753

Property and equipment, net	87	100
Intangible assets, net	1,519	1,618
Goodwill	3,364	3,364
Deferred tax asset	-	148
Investment in undeveloped land	355	355
Other assets	108	108
Total assets	$11,786	$12,446

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$628	$729
Deferred revenue	10	6
Income taxes payable	43	30
Current portion of officers retirement bonus liability	165	190
Total current liabilities	846	955

Officers retirement bonus liability, net of current portion	447	467
Total liabilities	1,293	1,422

Stockholders’ equity
Common stock	199	199

Additional paid-in capital	33,976	33,933

Accumulated deficit	(21,983)	(21,409)

Treasury stock, at cost (815,219 shares at March 31, 2018 and December 31, 2017)	(1,699)	(1,699)
Total stockholders' equity	10,493	11,024
Total liabilities and stockholders’ equity	$11,786	$12,446

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities

Net loss	$(417)	$(402)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	112	102
Interest expense related to officers retirement bonus liability	17	22
Equity based compensation, including issuance of stock to directors	43	54
Changes in other operating items, net :
Accounts receivable	(14)	16
Deferred tax asset	148	-
Deferred revenue	4	(7)
Officers retirement bonus liability	(62)	(50)
Income taxes payable/receivable	(135)	12
Prepaid expenses and other current assets	68	88
Accounts payable and accrued expenses	(101)	(21)
Net cash used in operating activities	(337)	(186)

Cash flows from investing activities
Additions to property and equipment	-	(23)
Net cash used in investing activities	-	(23)

Net decrease in cash and cash equivalents	(337)	(209)
Cash and cash equivalents at the beginning of the period	6,018	7,026
Cash and cash equivalents at the end of the period	$5,681	$6,817

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2018
(UNAUDITED)

(in thousands, except per share data)

						Total
			Additional		Treasury	stock-
	Common stock		paid -in	Accumulated	stock , at	holders
	shares	amount	capital	deficit	cost	equity

Balance at December 31, 2017	19,962,014	$199	$33,933	$(21,409)	$(1,699)	$11,024
ASC 606 cumulative adjustment		-	-	(157)	-	(157)
Adjusted balance at January 1, 2018	19,962,014	199	33,933	(21,566)	(1,699)	10,867
Net loss	-	-	-	(417)	-	(417)
Equity based compensation expense	-	-	16	-	-	16
Shares issuable for vested restricted stock units	200,000
Issuance of common stock to directors	129,975	-	27	-	-	27

Balance at March 31, 2018	20,291,989	$199	$33,976	$(21,983)	$(1,699)	$10,493

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2018 and 2017

(unaudited)

1.	Basis of presentation and description of activities

 Basis of presentation

The accompanying interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America “US GAAP” for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The information and note disclosures normally included in complete financial statements have been condensed or omitted pursuant to such rules and regulations.  The Condensed Consolidated Balance Sheet as of December 31, 2017 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2018 interim period are not necessarily indicative of results to be expected for the entire year.

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

2.	Revenue recognition from contracts with customers

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”), as subsequently amended, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This standard is effective for public companies for years ending after December 15, 2017, with early adoption permitted.

The Company  adopted the new standard on January 1, 2018, using the modified retrospective method, which provides for a cumulative effect adjustment in the amount of $157,000 to beginning 2018 accumulated deficit and to opening Accounts receivable for the revenue related to the recognition of financial research data and sub advisor fees. The revenue for the three months ended March 31, 2018 if recorded under the previous accounting guidance, was not materially different from the revenue recognized upon the adoption of ASC 606 on January 1, 2018.

The Company provides three distinct services for which it recognizes revenue:

Investment management services
Winthrop earns revenue primarily by charging fees based upon Assets Under Management (“AUM”). Its offerings include investment management solutions utilizing individual securities or mutual funds.

The Company charges a fee for its services based on the Agreement, this is computed on the basis of the cash and market value of property deposited in the account at the time the client's account is established. Revenue is recognized based on the market value of the assets under management at end of the preceding quarter at a pre-established rate, per contract.

Other investment advisory revenue as defined, is generated by fees from services provided to Bank Trust Departments is recognized in the same manner as the Investment management services. Under ASC 606, the Company’s revenue recognition for all of its investment management contracts remained materially consistent with historical practice.

As of March 31, 2018, all opening and closing balances of Accounts receivable are attributed to investment advisory contracts with customers.

Financial research services:
Revenue from the sale of financial research information and related data is derived from the distribution of investment research directly and through several third parties who act as distributors of such research content. The distribution through third parties is the Company’s main source of revenue for financial research services. The fees paid by the end client are divided between Winthrop and the distributor, primarily Thomson Reuters.

Upon adoption of ASC 606, the Company has changed its revenue recognition policy from estimating fees to be collected from third party distributors to recognizing revenue upon collection of fees from third party distributors when data is known. This change in revenue recognition for financial research and related data resulted in adjustment of $135,000 recorded as an increase to opening Accumulated deficit and a decrease to opening Accounts receivable on January 1, 2018 for the revenue related to the last fiscal quarterly data that was not available as of the reporting date.

Sub-advisor Fee:
Winthrop provides investment services as a sub-advisor from the principal managers (primarily from three entities) and it is paid a quarterly fee by the corresponding principal manager’s. Upon adoption of ASC 606, the revenue recognition policy has been changed from Winthrop accruing revenue for this type of service on a monthly basis as reported by the sub advisor. This change in revenue recognition for sub-advisory fees resulted in the Company recording an adjustment to increase opening Accumulated deficit and a decrease to Accounts receivable in the amount of $22,000 on January 1, 2018.

The Company, through its subsidiaries, enters into formal, written agreements with its customers that have commercial substance and that meet the criteria to identify the contract based on the new revenue recognition guidance, inclusive of the identification of each party’s rights regarding the services to be transferred and payment terms for such services.

Performance Obligations are identified by determining whether they are:

•
Capable of being distinct: A service is distinct if the customer can benefit from the service on its own or together with other resources that are readily available to the customer and distinct within the context of the contract.

•	Distinct within the context of the contract: The seller’s promise to transfer the service to the customer is separately identifiable from other promises in the contract.

1)	Investment management service:
The performance obligation relates to the investment management of the client’s account (service) which is an obligation capable of being and distinct within the context of the contract. This represents a single performance obligation that is continuously provided over the contract period.

The Company considers that recognizing revenue over time best represents the transfer of control to the customer for management investment activities. The Company considers that time elapsed (quarterly increments) to be the method that best represents the transfer of control to the customer for management investment activities.

2)	Financial research and related data:
For revenue related to internet and reselling subscriptions, the distinct performance obligation refers to the distribution of investment research directly and through several third parties who act as distributors of such research content.

The Company acts as an agent in this arrangement because it does not control (ASC 606-10-25-25 – ability to direct the use of, and obtain substantially of the remaining benefits from, the service) the specified service before it is transferred to a customer and such customer is a party to the executed service provider agreement and holds the rights to engage and direct the services of the third-party service provider. Per ASC 606-10-55-38, the Company would recognize revenue based on the net amount of consideration it expects to be entitled to for providing the service. As mentioned, since the Company cannot estimate the amount or the timing of when control is transferred to the customer’s and thus, it is not probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the number of customers that are using the research in a given period and revenue split for the given period is subsequently reported. As such, revenue will be recognized based on the revenue split for the sales activity received from the various entities.

3)	Sub-advisor fee:
The performance obligation relates to the investment management of the Investment Manager’s client’s account (service) which is an obligation capable of being and distinct within the context of the contract between Winthrop and the Investment Manager. This represents a single performance obligation that is continuously provided over the contract period.

The Company acts as an agent in this arrangement because it does not control (ASC 606-10-25-25 – ability to direct the use of, and obtain substantially of the remaining benefits from, the service) the specified service before it is transferred to a customer and such customer is a party to the executed service provider agreement and holds the rights to engage and direct the services of the client. Per ASC 606-10-55-38, the Company would recognize revenue based on the net amount of consideration it expects to be entitled to for providing the service. As mentioned, since the Company cannot estimate the revenue amount, it is not probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the Investment Manager’s client pays the fee (“IM Fee”) for the given period and such fee is subsequently reported to Winthrop. As such, revenue will be recognized based on the revenue split for the IM Fee reported by the Investment Manager.

Additionally, it should be noted that contracts between the Company and its customers do not include performance-based fees, and there were no costs capitalized attributable to obtaining new customer contracts.

The services provided by the Company are satisfied over time because the customer simultaneously receives and consumes the benefits provided by the Company as the services are being performed.

3.	Adoption of new accounting guidance

In March 2016, the FASB issued ASU 2016-09, “Compensation- Stock Compensation (Topic 718):  Improvements to Employee Share Based Payment Accounting.”  ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classifications in the statement of cash flows.  ASU 2016-09 is effective for the fiscal years beginning after December 15, 2016 and interim periods within those fiscal years.  During 2017, the Company has adopted ASU 2016-09 which did not have any impact in the Company’s financial statements.  In accordance with ASU 2016-09, the Company has made the accounting policy election to continue to estimate forfeitures based upon historical occurrences. The Company has adopted this standard on January 1, 2018, which did not have a material impact on the consolidated financial statements.

 In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU generally requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The new guidance must be applied using a modified-retrospective approach and is effective for periods beginning after December 15, 2017 and early adoption is not permitted.   The Company has adopted this standard on January 1, 2018, which did not have a material impact on the consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 708) Scope of Modification Accounting” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Adoption of the Standard is required for annual and interim periods beginning after December 15, 2017 with the amendments in the update applied prospectively to an award modified on or after the adoption date. Early adoption is permitted. The Company has adopted this standard on January 1, 2018, which did not have a material impact on the consolidated financial statements.

4.	Certain new accounting guidance not yet adopted

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

Loss per share for the three months ended March 31, 2018 and 2017, respectively, is calculated based on 19,378,000 and 19,137,000 weighted average outstanding shares of common stock.  Included in these shares are vested RSUs of 211,970 and 145,304 for the quarters ended March 31, 2018 and 2017, respectively.

Options for 550,000 and 650,000 shares of common stock for the three months ended March 31, 2018 and 2017, and unvested RSUs for 66,667 shares of common stock for the three months ended March 31, 2017 were not included in the diluted computation as their effect would be anti-dilutive since the Company incurred net losses for both periods.

6.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At March 31, 2018, the Company had repurchased 2,041,971 shares of its common stock and a total of 2,958,029 shares remained available for repurchase at March 31, 2018.

During the three months ended March 31, 2018, the Company issued 129,275 shares of Company common stock to the independent directors of the Company, in payment of their fourth quarter 2017 and first quarter 2018 quarterly directors fees.  The aggregate value of the shares of Company common stock issued was $55,000, or $27,500 for each period.

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

The Company recorded $100 and $100, respectively, of compensation expense related to option grants for the three months ended March 31, 2018 and 2017. As of March 31, 2018, the number of shares reserved and available for award under the 2007 NPDC Plan is 6,141,786 and under the 2003 Plan Amendment is 3,400,000.

During the three months ended March 31, 2016, the Company issued 100,000 options to a consultant on March 28, 2016. The options issued on March 28, 2016 vest equally over 3 years, and are subject to post vesting restrictions for sale for three years. The options were issued at an exercise price of $1.29 per share, equal to market value at the date of the grant.  The grant-date fair value of the options were $0.50, which was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0%
Expected volatility	48.24%
Risk-free interest rate	1.21%
Expected life (in years)	4

The fair value of the options granted on March 28, 2016 were reduced by an 8% discount for post vesting restrictions.

As of March 31, 2018, the unrecognized compensation expense related to non-vested options was $300.

The value of the options granted to the consultant are re-measured at each balance sheet date until performance is complete with the final measurement of fair value of the options made on the vesting dates.  The revised fair value is amortized over the remaining term of the option.

 As of March 31, 2018, there were outstanding options to acquire 550,000 common shares under the 2007 NPDC Plan, 516,666 of which were vested and exercisable, having a weighted average exercise price of $1.35 per share, a weighted average contractual term of 2.75 years and zero aggregate intrinsic value.

Restricted stock units

(a)
17,738 RSUs were granted to certain employees on February 4, 2013, which vest equally over three years, with the first third vesting on February 4, 2014.  At March 31, 2016, 11,701 of the RSU’s were fully vested.  The RSUs are valued based on the closing price of the Company’s common stock on February 4, 2013 of $2.40, less an average discount of 11% for post-vesting restrictions on sale until the three-year anniversary of the grant date, or an average price per share of $2.25.   There was no unrecognized compensation expense related to these  RSUs at March 31, 2018.

(b)
On January 19, 2015 and March 31, 2015, 100,000 RSUs were issued on each date to two newly appointed directors of the Company.  The RSUs will vest equally over 3 years. At March 31, 2018, the RSUs are fully vested and issuable. The RSUs are valued based on the closing price of the Company’s common stock on January 19, 2015 and March 31, 2015 of $1.70 and $1.85, respectively, less an average discount of 8% for post-vesting restrictions on sale until the three-year anniversary of the grant date, or an average price per share of $1.56 and $1.70, respectively.  The Company recorded compensation expense of $16,000 and $27,000 for the quarters ended March 31, 2018 and 2017, respectively, related to these RSUs.  There was no unrecognized compensation expense related to these RSUs at March 31, 2018.

8.	Intangible Assets

At March 31, 2018, intangible assets subject to amortization which were recorded in connection with the acquisition of Winthrop consisted of the following (in thousands):

Intangible	Estimated useful life	Gross carrying amount	Accumulated Amortization	Net carrying amount

Investment management and Advisory Contracts	9 years	$3,181	$1,866	$1,315
Trademarks	10 years	433	229	204
		$3,614	$2,095	$1,519

For the three-month periods ended March 31, 2018 and 2017, amortization expense was $99,000 for each of the periods. The weighted-average amortization period for total amortizable intangibles at March 31, 2018 is 3.75 years.  Estimated amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Year ending December 31,
2018 (remainder)	$298
2019	397
2020	397
2021	386
2022-2023	41
$1,519

9.	Related party transactions

Wright acts as an investment advisor, its subsidiary acts as a principal underwriter and one officer of Winthrop is also an officer for a family of mutual funds from which investment management and distribution fees are earned based on the net asset values of the respective funds.   Such fees, which are included in Other investment advisory services, amounted to $81,000 and $145,000 for the quarters ended March 31, 2018 and 2017 respectively.

On April 2, 2018, the Boards of Trustees of The Wright Managed Equity Trust and The Wright Managed Income Trust (the “Trusts”) issued a press release announcing that they had voted to liquidate and terminate each of the Wright Selected Blue Chip Equities Fund (WSBEX), the Wright Major Blue Chip Equities Fund (WQCEX), the Wright International Blue Chip Equities Fund (WIBCX) and the Wright Current Income Fund (WCIFX) (the “Funds”) effective on or about April 30, 2018 (the “Liquidation Date”). Based upon a recommendation of the Funds’ investment adviser, Wright, the Boards approved the liquidation of the Funds. Wright Investors’ Service Holdings, Inc, does not believe the liquidation of the Funds will have a material adverse impact on its business operations, financial condition, or results of operations.

10.	Income taxes

For the three months ended March 31, 2018 and 2017, the Company recorded income tax expense from operations of $13,000 and $12,000, respectively.

Income tax expense represents minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2018 and 2017, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

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

b)
Winthrop maintains an officer retirement bonus plan (the “Bonus Plan”) that is an unfunded deferred compensation program providing retirement benefits equal to 10% of annual compensation, as defined, to those officers upon their retirement.   Effective December 1, 1999, the Plan was frozen so that no additional benefits will be earned.  The present value of the obligation under the Bonus Plan at March 31, 2018, is $612,000, of which $165,000 is estimated to be payable over the next twelve months. The liability is payable to individual retired employees at the rate of $50,000 per year in equal monthly amounts commencing upon retirement.  The liability was recorded at $885,000 at the date of acquisition, representing its estimated fair value computed based on its present value, utilizing a discount rate of 14%, which was estimated to be the acquired company’s weighted average cost of capital on such date from the perspective of a market participant.  The calculated discount of $1,027,000 at the date of acquisition is being amortized as interest expense over the period the obligation is outstanding by use of the effective interest method.  For the three months ended March 31, 2018 and 2017, interest expense, included in Interest expense and other income (loss), net amounted to $17,000 and $22,000, respectively. At March 31, 2018, the present value of the obligation under the Bonus Plan was $612,000, net of discount of $350,000.

12.	Contingencies and commitments

(a)
In August 2014, the Company entered into a five-year sublease in Greenwich, Connecticut for 10,000 square feet.  At March 31, 2018, annual future rent for the Greenwich, Connecticut space, under the sublease which expires on September 30, 2019 aggregated $387,000 payable as follows; $191,000 (remaining in 2018), and $196,000 (through September 30, 2019).  Rent expense charged to operations related to the facilities aggregated $70,000 and $68,000 in the three months ended  March 31, 2018 and March 31,2017 respectively.  The rent expense in the three months ended March 31, 2018 and 2017 included deferred rent of $6,000 and $4,000, respectively, due to straight lining the amounts payable over the lease term commencing in August 2014 upon the Company gaining access to the premises.

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

The Company’s corporate operations are not considered an operating segment and the Company does not allocate corporate expense for management and administrative services or income and expense related to other corporate activity to its operating segment to measure its operations.  The Company’s management utilizes adjusted EBITDA to measure segment performance.  Adjusted EBITDA is a measure defined as EBITDA before corporate expense, equity-based compensation, transaction costs and non-operating income (expense).   EBITDA is a measure defined as earnings (loss) before interest, taxes, depreciation and amortization

Adjusted EBITDA is a non-GAAP measure and should not be construed as an alternative to operating loss or net loss as an indicator of the Company’s performance, or as an alternative to cash used in operating activities, or as a measure of liquidity, or as any other measure determined in accordance with GAAP.

Following is a reconciliation of adjusted EBITDA of the operating segment to loss before income taxes (in thousands):

	Three months ended March 31,
	2018	2017
Adjusted EBITDA of operating segment	$334	$172

Other operating expenses:
Corporate (1)	(431)	(380)
Depreciation and amortization	(112)	(102)
Equity based compensation	(43)	(54)
Transaction costs	(132)	-
Operating loss	(384)	(364)

Non- operating income (expense):
Interest expense and other loss, net	(20)	(26)

Loss before income taxes	$(404)	$(390)

Following is a summary of the Company's total
assets (in thousands):
	March 31,	December 31,
	2018	2017
Operating segment	$6,152	$6,160
Corporate (2)	5,634	6,286
	$11,786	$12,446

(1) Consists principally of compensation related expenses, facility costs and professional fees
(2) Consists principally of cash and cash equivalents

14.	Subsequent event

On April 11, 2018, the Company, Khandwala Capital Management, Inc., a Connecticut corporation (“Purchaser”), and Amit S. Khandwala (“ASK”) entered into a Stock Purchase Agreement (the “Agreement”).  Pursuant to the Agreement, upon the terms and subject to the satisfaction or waiver of the conditions therein, the Company will sell, and Purchaser will purchase for cash (the “Sale”), all of the issued and outstanding stock (the “Stock”) of the Company’s wholly-owned subsidiary, The Winthrop Corporation (“Winthrop”).  The purchase price (the “Purchase Price”) for the Stock is $6 million, subject to certain adjustments for intercompany accounts at closing.  The Sale is subject to the approval of the stockholders of the Company.

The board of directors of the Company has approved the Agreement and the Sale.  The Agreement provides, among other things, a detailed description of the conditions to the completion of the Sale, termination provisions, representations and warranties and covenants made by the Company, ASK and Purchaser, indemnity provisions, and liquidated damages related to certain terminations of the Agreement.

The Closing is subject to various closing conditions, including the approval of the Sale by the stockholders of the Company, the accuracy of representations and warranties of the parties, the performance of covenants by the respective parties, the absence of certain litigation regarding the Sale, and other conditions set forth in the Agreement.  It is anticipated that the Closing will take place promptly after the date on which the Company’s stockholder meeting is held if the Sale is approved at such meeting.  Management of the Company anticipates that the Closing will occur on or prior to July 31, 2018.

Included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2018 are $132,000 of Transaction costs related to the Agreement, which are comprised of legal and consulting costs.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 26, 2018.

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

Subsequent event – Agreement to sell The Winthrop Corporation

On April 11, 2018, the Board of Directors of the Company voted to enter into a Stock Purchase Agreement providing for the sale of 100% of the issued and outstanding common stock of Winthrop, to Khandwala Capital Management, Inc., a company principally owned and controlled by Amit S. Khandwala, the current Co-Chief Executive Officer and Chief Investment Officer of Winthrop for  $6 million, subject to certain adjustments for intercompany accounts at closing.  The sale transaction is subject to the approval of the stockholders of the Company.

The sale transaction is subject to various closing conditions and it is anticipated that such closing will take place promptly after the date on which the Company’s stockholder meeting is held if the sale is approved at such meeting.  The Company anticipates that the closing will occur on or prior to July 31, 2018.  See Note 14 to the Condensed Consolidated Financial Statements

Results of operations

Assets Under Management (AUM)

Winthrop earns revenue primarily by charging fees based upon AUM.  At March 31, 2018, AUM was $1.34 billion, as compared to $1.34 billion at December 31, 2017.  Winthrop had deposits of $54 million, offset by redemptions and withdrawals of $40 million and reduced market value of $11 million.

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

For the three months ended March 31, 2018, the Company had a loss from operations before income taxes of $404,000 compared to a loss from operations before income taxes of $390,000 for the three months ended March 31, 2017.   The increased loss of $14,000 was primarily the result of $132,000 of Transaction costs related to the Agreement, which are comprised of legal and consulting costs, offset by; (i) reduced Other operating expenses of $9,000, (ii) reduced Compensation and benefits of $58,000, and (iii) increased revenues of $45,000.   Included in the loss incurred for the three months ended March 31, 2018 and 2017 for Winthrop are amortization of intangibles of $99,000, respectively, and compensation expense of $43,000 and $54,000, respectively, related to RSU’s and stock options issued to Company employees, directors and advisors, respectively.

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

 Revenue from Investment Management Services was $570,000 and $492,000 for the three months ended March 31, 2018 and 2017, respectively. Within this category, Winthrop primarily bills clients based on AUM values as of calendar quarters.  Revenues are primarily from fees from; (i) Taft-Hartley clients, (ii) Personal Investment Managed Accounts, (iii) and other client serviced accounts.  The increased revenue of $78,000 was attributable to increased AUM of $75 million and $6 million, respectively, within the Taft-Hartley business and Personal Managed Accounts business.

Revenue from Other investment advisory services was $603,000 and $669,000 for the three months ended March 31, 2018 and 2017, respectively.   The decreased revenues of $66,000 were primarily due to decreased AUM of $9 million within Bank Trust Departments, as well as reduced Mutual Fund fees of $17,000. The reduced fund fees were primarily the result of reduced AUM in the Wright Mutual Funds.  Other investment advisory service revenue includes: (i) revenue from Mutual Funds; (ii) fees from services provided to Bank Trust Departments; and (iii) investment income.  Revenue from Mutual Funds includes distribution fees for both Winthrop-sponsored mutual funds as well as other mutual funds and investment management fees from Winthrop-sponsored mutual funds. See the discussion above regarding the closing of the Wright Funds.

Revenue from the sale of Financial research information and related data was $216,000 and $183,000 for the three months ended March 31, 2018 and 2017, respectively.  Revenues are also derived from the distribution of investment research directly and through several third parties who act as distributors of such research content.  The fees paid by the end client are divided between Winthrop and the distributor.  Existing agreements in place with third party distributors, primarily Thomson Reuters, allow for the renegotiation of the revenue split, which could result in a decline in revenue to Winthrop.   In addition, the underlying data we utilize to produce our financial research and related data is primarily obtained from a third-party, Worldscope (currently owned by Thomson Reuters).  The Company concluded negotiations with Thomson Reuters in July 2014 and now pays for the updates at the most favored vendor rate.  The agreement expires in 2024.

Compensation and benefits

For the three months ended March 31, 2018, Compensation and benefits were $859,000 as compared to $917,000 for the three months ended March 31, 2017.

The reduced Compensation and benefits of $58,000 were  the result of reduced costs at Winthrop of $121,000 resulting primarily from reduced staff levels at Winthrop, including the termination of the contract of Peter Donovan, the former Chairman of the Board of Winthrop in December 2017, partially offset by increased benefits and related expenses at the corporate level of $63,000 in 2018 as a result of increased compensation earned by the Company’s Chairman and Chief Executive Officer.

Other operating expenses

For the three months ended March 31, 2018, Other operating expenses were $782,000 as compared to $791,000 for the three months ended March 31, 2017.  The reduced Other operating costs of $9,000 were the result of a $24,000 reduction at the corporate level, primarily due to reduced travel and entertainment expenses.  This decrease was partially offset by increased Other operating costs of $15,000 at Winthrop which were the result of increased software licensing costs, partially offset by reduced data services.

Income taxes

For the three months ended March 31, 2018 and 2017, the Company recorded income tax expense from operations of $13,000 and $12,000, respectively. Such amounts represent minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2018 and 2017, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

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

See Note 12 to the Condensed Consolidated Financial Statements

Financial condition

Liquidity and Capital Resources

At March 31, 2018, the Company had cash and cash equivalents totaling $5,681,000.

The decrease in cash and cash equivalents of $337,000 for the quarter ended March 31, 2018 was the result of $337,000 used in operations.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances of Equity Securities

On February 12. 2018, the Company issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), shares of Company common stock to Lawrence G. Schafran, Marshall S. Geller, and Richard C. Pfenniger Jr. directors of the Company, in payment of their fourth quarter 2017 and first quarter 2018 quarterly directors fees. Mr. Schafran, Mr. Geller and Mr. Pfenniger received 47,009, 44,071 and 38,195 shares of Company common stock, respectively.  The aggregate value of the shares of Company common stock issued to Mr. Schafran Mr. Geller and Mr. Pfenniger was approximately $20,000, $18,750 and $16,250, respectively, on the date of issuance.  These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

This issuance qualified for exemption from registration under the Securities Act because (i) Mr. Schafran, Mr. Geller and Mr. Pfenniger are each an accredited investor, (ii) the Company did not engage in any general solicitation or advertising in connection with the issuance, and (iii) Mr. Schafran, Mr. Geller and Mr. Pfenniger received restricted securities.

Purchases of Equity Securities

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased, and on March 29, 2011 the Company’s Board of Directors authorized an increase of an additional 1,000,000 shares to be repurchased. At March 31, 2018, the Company had repurchased 2,041,971 shares of its common stock and, a total of 2,958,029 shares remained available for repurchase.   There were no common stock repurchases made by or on behalf of the Company during the quarter ended March 31, 2018.

Item 6.	Exhibits.

Exhibit No.		Description
2.1
Stock Purchase Agreement dated April 11, 2018 by and among Khandwala Capital Management, Inc., Amit S. Khandwala and Wright Investors’ Service Holdings, Inc. Incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on April 11, 2018

10.1		Form of Voting Agreement Incorporated herein by reference to Exhibit10.1 of the Registrant’s Form 8-K filed on April 11, 2018
31.1	*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	*
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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Date: May 10, 2018	/s/ HARVEY P. EISEN
Name: Harvey P. Eisen
Title: Chairman of the Board and Chief Executive Officer

Date: May 10, 2018	/s/ IRA J. SOBOTKO
Name: Ira J. Sobotko
Title: Vice President, Chief Financial Officer