Form 10-Q
period 2018-06-30
Wright Investors Service Holdings, Inc.
filed 2018-08-09
CIK 1279715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

As of August 6, 2018, there were 19,601,930 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Expenses
Compensation and benefits	$195	$128	$372	$243
Other operating	332	328	627	647
Transaction costs	211	-	343	-
	738	456	1,342	890

Investment and other income, net	5	1	7	2

Loss from continuing operations before income taxes	(733)	(455)	(1,335)	(888)

Income tax expense	(23)	(17)	(36)	(29)

Loss from continuing operations	(756)	(472)	(1,371)	(917)

Income (loss) from discontinued operation	(53)	(5)	145	38

Net loss	$(809)	$(477)	$(1,226)	$(879)

Basic and diluted loss per share
Continuing operations	$(0.04)	$(0.03)	$(0.07)	$(0.05)
Discontinued operation	-	-	0.01	-
Net loss	$(0.04)	$(0.03)	$(0.06)	$(0.05)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$4,348	$5,601
Assets held for sale	5,993	6,161
Income tax receivable	148	-
Prepaid expenses and other current assets	28	127

Total current assets	10,517	11,889

Deferred tax asset	-	148
Investment in undeveloped land	355	355
Other assets	58	58
Total assets	$10,930	$12,450

Liabilities and stockholders’ equity
Current liabilities
Liabilities held for sale	$1,047	$1,250
Accounts payable and accrued expenses	142	158
Income taxes payable	29	18
Total current liabilities	1,218	1,426

Stockholders’ equity
Common stock	201	199

Additional paid-in capital	34,002	33,933

Accumulated deficit	(22,792)	(21,409)

Treasury stock, at cost (815,219 shares at June 30, 2018 and December 31, 2017)	(1,699)	(1,699)
Total stockholders' equity	9,712	11,024
Total liabilities and stockholders’ equity	$10,930	$12,450

See accompanying notes to consolidated financial statements

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities

Net loss	$(1,226)	$(879)
Adjustments to reconcile net loss to cash used in operating activities:
Equity based compensation, including issuance of stock to directors	71	109
Changes in other operating items:
Assets net of liablilities held for sale	(192)	23
Income tax payable/receivable	11	(10)
Prepaid expenses and other current assets	99	124
Accounts payable and accrued expenses	(16)	(13)
Net cash used in operating activities	(1,253)	(646)

Net decrease in cash and cash equivalents	(1,253)	(646)
Cash and cash equivalents at the beginning of the period	5,601	6,808
Cash and cash equivalents at the end of the period	$4,348	$6,162

Supplemental disclosures of cash flow information
Net cash paid during the period for
Income taxes	$25	$40

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2018
(UNAUDITED)

(in thousands, except share data)

						Total
			Additional		Treasury	stock-
	Common stock		paid -in	Accumulated	stock , at	holders
	shares	amount	capital	deficit	cost	equity

Balance at December 31, 2017	19,962,014	$199	$33,933	$(21,409)	$(1,699)	$11,024
ASC 606 cumulative adjustment	-	-	-	(157)	-	(157)
Adjusted balance at January 1, 2018	19,962,014	199	33,933	(21,566)	(1,699)	10,867
Net loss	-	-	-	(1,226)	-	(1,226)
Equity based compensation expense	-	-	16	-	-	16
Issuance of vested restricted shares	200,000	2	-	-	-	2
Issuance of common stock to directors	129,275	-	53	-	-	53
Balance at June 30, 2018	20,291,289	$201	$34,002	$(22,792)	$(1,699)	$9,712

See accompanying notes to condensed  consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three and six months ended June 30, 2018 and 2017

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

2.	Sale of Winthrop

As previously disclosed, on April 11, 2018, Wright Investors’ Service Holdings, Inc. a Delaware corporation (“the Company), Khandwala Capital Management, Inc., a Connecticut corporation (“Purchaser”), and Amit S. Khandwala (“ASK”) entered into a Stock Purchase Agreement (the “Agreement”).  Pursuant to the Agreement, upon the terms and subject to the satisfaction or waiver of the conditions therein, the Company sold (the “Sale”), all of the issued and outstanding stock (the “Stock”) of the Company’s wholly-owned subsidiary, The Winthrop Corporation (“Winthrop”).

 Winthrop through the completion of the Sale was a wholly- owned subsidiary of the Company, and through its wholly-owned subsidiaries Wright Investors’ Service, Inc. (“Wright”), Wright Investors’ Service Distributors, Inc. (“WISDI”) and Wright’s wholly-owned subsidiary, Wright Private Asset Management, LLC (“WPAM”) (collectively, the “Wright Companies”), offers investment management services,  financial advisory services and investment research to large and small investors, both taxable and tax exempt.  WISDI is a registered broker dealer with the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the Securities and Exchange Commission.

The Company’s board of directors, as well as the stockholders of the Company approved the Agreement and the Sale.  The Agreement provides, among other things, a detailed description of the conditions to the completion of the Sale, termination provisions, representations and warranties and covenants made by the Company, ASK and Purchaser, indemnity provisions, and liquidated damages related to certain termination provisions of the Agreement.

The Sale was approved by the Company’s stockholders on July 16, 2018 at the annual stockholders meeting, and the Sale was completed on July 17, 2018. The Company received $6,000,000 in cash as well as $173,000 from Winthrop for repayment of the intercompany balance between the Company and Winthrop on July 17, 2018. The Company will recognize a gain of approximately $1,000,000 before transaction expenses in the quarter ended September 30, 2018. Included in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2018 are $211,000 and $343,000, respectively, of Transaction costs related to the Agreement, which are comprised of legal and consulting costs.

Description of the business of the Company after the Sale

 Following the Sale, we will continue to be a public company. We also intend to evaluate and potentially explore all available strategic options. We will continue to work to maximize stockholder value. Such strategic options may include acquisition of an investment advisory business, acquisition of a financial services business, creating partnerships or joint ventures for those or other businesses and investing in other businesses that provide attractive opportunities for growth. The directors will also consider alternatives for distributing some or all of the proceeds of the Sale to stockholders. Until such time as a decision is made as to how the proceeds from the Sale and other liquid assets of the Company are so deployed, we intend to invest the proceeds of the Sale and our other liquid assets in high-grade, short-term investments (such as cash and cash equivalents) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation.

Immediately following consummation of the Sale, we will have no or nominal operations. As a result, we believe that at such time we will be a “shell company”, as defined in Rule 405 of the Securities Act of 1933, as amended, or the Securities Act, and Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. If we become a shell company, our stockholders will be unable to utilize Rule 144 of the Securities Act, or Rule 144 to sell “restricted stock” as defined in Rule 144 or otherwise use Rule 144 to sell stock of the Company, and we would be ineligible to utilize registration statements on Form S-3 or Form S-8 for so long as we remain a shell company and for 12 months thereafter. Among other things, as a consequence, the offering, issuance and sale of our securities is likely to be more expensive and time consuming and may make our securities less attractive to investors.

Although the Company is not engaged in the business of investing, reinvesting, or trading in securities, and the Company does not hold itself out as being engaged in those activities, following the closing of the Sale, the Company will likely be an “inadvertent investment company” under section 3(a)(1)(C) of the Investment Company Act. The Company will fall within the scope of section 3(a)(1)(C) if the value of its investment securities (as defined in the Investment Company Act) is proposed to be more than 40% of its total assets (exclusive of government securities and cash and certain cash equivalents) following the closing of the Sale.

The Company does not intend to be regulated as an investment company under the Investment Company Act and, therefore, will rely on certain SEC no-action letters and other SEC guidance, including the “transient investment company” Rule 3a-2 under the Investment Company Act. That rule provides a one-year grace period for companies that might otherwise be required to register as an investment company where the company has, as does the Company currently, a bona fide intent to be primarily engaged as soon as reasonably possible (but in any event, within one year), in a business other than that of investing, reinvesting, owning, holding or trading in securities.

3.	Discontinued operation

Winthrop’s results of operations for the three and six months ended June 30, 2018 have been accounted for as a discontinued operation in the accompanying Condensed Consolidated Statement of Operations and its results of operations for the three and six months ended June 30, 2017 have been reclassified as discontinued operations to be consistent with the current periods presentation. Assets and liabilities of Winthrop have been classified as held for sale in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2018 and the December 31, 2017 Condensed Consolidated Balance Sheet has been reclassified to present the assets and liabilities of Winthrop separately as held for sale.

At June 30, 2018 and December 31, 2017 Winthrop’s assets and liabilities held for sale were as follows (in thousands):

	June 30,	December 31,
	2018	2017

Assets
Current assets
Cash and cash equivalents	$567	$417
Accounts receivable	242	308
Prepaid expenses and other current assets	273	304

Total current assets	1,082	1,029

Property and equipment, net	77	100
Intangible assets, net	1,420	1,618
Goodwill	3,364	3,364
Other assets	50	50
Total assets held for sale	$5,993	$6,161

Liabilities
Current liabilities
Accounts payable and accrued expenses	$460	$587
Deferred revenue	10	6
Current portion of officers retirement bonus liability	150	190
Total current liabilities	620	783

Officers retirement bonus liability, net of current portion	427	467
Total liabilities held for sale	1,047	1,250
Net assets held for sale	$4,946	$4,911

For the three and six months ended June 30, 2018 and 2017 the components of income from discontinued operation were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Investment management services	$546	$533	$1,116	$1,025
Other investment advisory services	501	593	1,104	1,262
Financial research and related data	229	196	445	379
	1,276	1,322	2,665	2,666
Expenses
Compensation and benefits	591	748	1,272	1,550
Other operating	714	563	1,202	1,034
	1,305	1,311	2,474	2,584

Investment and other loss, net	(24)	(16)	(46)	(44)

Income (loss) from discontinued operation	$(53)	$(5)	$145	$38

4.	Revenue recognition from contracts with customers related to discontinued operation

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

The Company adopted the new standard on January 1, 2018, using the modified retrospective method, which provides for a cumulative effect adjustment in the amount of $157,000 to beginning 2018 accumulated deficit and to opening Accounts receivable for the revenue related to the recognition of financial research data and sub advisor fees. The revenue for the three and six months ended June 30, 2018 if recorded under the previous accounting guidance, was not materially different from the revenue recognized upon the adoption of ASC 606 on January 1, 2018.

Winthrop provides three distinct services for which it recognizes revenue:

Investment management services

Winthrop earns revenue primarily by charging fees based upon Assets Under Management (“AUM”). Its offerings include investment management solutions utilizing individual securities or mutual funds.

Winthrop charges a fee for its services based on the Agreement, this is computed on the basis of the cash and market value of property deposited in the account at the time the client's account is established. Revenue is recognized based on the market value of the assets under management at end of the preceding quarter at a pre-established rate, per contract.

Other investment advisory revenue as defined, is generated by fees from services provided to Bank Trust Departments is recognized in the same manner as the Investment management services. Under ASC 606, Winthrop’s revenue recognition for all of its investment management contracts remained materially consistent with historical practice.

As of June 30, 2018, all opening and closing balances of Accounts receivable are attributed to investment advisory contracts with customers.

Financial research services:

Revenue from the sale of financial research information and related data is derived from the distribution of investment research directly and through several third parties who act as distributors of such research content. The distribution through third parties is Winthrop’s main source of revenue for financial research services. The fees paid by the end client are divided between Winthrop and the distributor, primarily Thomson Reuters.

Upon adoption of ASC 606, Winthrop has changed its revenue recognition policy from estimating fees to be collected from third party distributors to recognizing revenue upon collection of fees from third party distributors when data is known. This change in revenue recognition for financial research and related data resulted in adjustment of $135,000 recorded as an increase to opening Accumulated deficit and a decrease to opening Accounts receivable on January 1, 2018 for the revenue related to the last fiscal quarterly data that was not available as of the reporting date.

Sub-advisor Fee:

Winthrop provides investment services as a sub-advisor from the principal managers (primarily from three entities) and it is paid a quarterly fee by the corresponding principal manager’s. Upon adoption of ASC 606, the revenue recognition policy has been changed from Winthrop accruing revenue for this type of service on a monthly basis as reported by the sub advisor. This change in revenue recognition for sub-advisory fees resulted in Winthrop recording an adjustment to increase opening Accumulated deficit and a decrease to Accounts receivable in the amount of $22,000 on January 1, 2018.

Winthrop, through its subsidiaries, enters into formal, written agreements with its customers that have commercial substance and that meet the criteria to identify the contract based on the new revenue recognition guidance, inclusive of the identification of each party’s rights regarding the services to be transferred and payment terms for such services.

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

The Company considers that recognizing revenue over time best represents the transfer of control to the customer for management investment activities. Winthrop considers that time elapsed (quarterly increments) to be the method that best represents the transfer of control to the customer for management investment activities.

2)	Financial research and related data:

For revenue related to internet and reselling subscriptions, the distinct performance obligation refers to the distribution of investment research directly and through several third parties who act as distributors of such research content.

Winthrop acts as an agent in this arrangement because it does not control (ASC 606-10-25-25 – ability to direct the use of, and obtain substantially of the remaining benefits from, the service) the specified service before it is transferred to a customer and such customer is a party to the executed service provider agreement and holds the rights to engage and direct the services of the third-party service provider. Per ASC 606-10-55-38, Winthrop would recognize revenue based on the net amount of consideration it expects to be entitled to for providing the service. As mentioned, since Winthrop cannot estimate the amount or the timing of when control is transferred to the customer’s and thus, it is not probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the number of customers that are using the research in a given period and revenue split for the given period is subsequently reported. As such, revenue will be recognized based on the revenue split for the sales activity received from the various entities.

3)	Sub-advisor fee:

The performance obligation relates to the investment management of the Investment Manager’s client’s account (service) which is an obligation capable of being and distinct within the context of the contract between Winthrop and the Investment Manager. This represents a single performance obligation that is continuously provided over the contract period.

Winthrop acts as an agent in this arrangement because it does not control (ASC 606-10-25-25 – ability to direct the use of, and obtain substantially of the remaining benefits from, the service) the specified service before it is transferred to a customer and such customer is a party to the executed service provider agreement and holds the rights to engage and direct the services of the client. Per ASC 606-10-55-38, Winthrop would recognize revenue based on the net amount of consideration it expects to be entitled to for providing the service. As mentioned, since Winthrop cannot estimate the revenue amount, it is not probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the Investment Manager’s client pays the fee (“IM Fee”) for the given period and such fee is subsequently reported to Winthrop. As such, revenue will be recognized based on the revenue split for the IM Fee reported by the Investment Manager.

Additionally, it should be noted that contracts between Winthrop and its customers do not include performance-based fees, and there were no costs capitalized attributable to obtaining new customer contracts.

The services provided by Winthrop are satisfied over time because the customer simultaneously receives and consumes the benefits provided by Winthrop as the services are being performed.

5.	Adoption of new accounting guidance

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

6.	Certain new accounting guidance not yet adopted

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

7.       Per share data

Loss per share for the three months ended June 30, 2018 and 2017 respectively, is calculated based on 19,476,000 and 19,192,000 weighted average outstanding shares of common stock. Included in the share number are vested Restricted Stock Units (“RSUs”) of 111,701 and 145,303 for the three months ended June 30, 2018 and 2017, respectively.

Loss per share for the six months ended June 30, 2018 and 2017 respectively, is calculated based on 19,420,000 and 19,161,000 weighted average outstanding shares of common stock. Included in the share number are vested RSUs of 135,510 and 126,256 for the six months ended June 30, 2018 and 2017, respectively.

Options for 550,000 and 675,000 shares of common stock, respectively, for the three and six months ended June 30, 2018 and 2017, and unvested RSUs for 66,668 shares of common stock for the three and six months  ended June 30, 2017 were not included in the diluted computation as their effect would be anti-dilutive since the Company incurred net losses for both periods.

8.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At June 30, 2018, the Company had repurchased 2,041,971 shares of its common stock, and a total of 2,958,029 shares, remain available for repurchase at June 30, 2018.

During the six months ended June 30, 2018, the Company issued 129,275 shares of Company common stock to the independent directors of the Company, in payment of their fourth quarter 2017 and first quarter 2018 quarterly directors fees.  The aggregate value of the shares of Company common stock issued was $55,000, or $27,500 for each period.

9.	Incentive stock plans and stock-based compensation

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

The Company recorded compensation expense of $100 and $200, respectively, for the three and six months ended June 30, 2018 and 2017 under these plans.  As of June 30, 2018, the number of shares reserved and available for award under the 2007 NPDC Plan is 6,141,786 and under the 2003 Plan Amendment is 3,400,000.

During the six months ended June 30, 2016, the Company issued 100,000 options to a consultant on March 28, 2016. The options issued on March 28, 2016 vest equally over 3 years and are subject to post vesting restrictions for sale for three years. The options were issued at an exercise price of $1.29 per share for the options issued on March 28, 2016, which price was equal to the market value at the date of the grant.   The grant-date fair value of the options was $0.50, which was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0%
Expected volatility	48.24%
Risk-free interest rate	1.21%
Expected life (in years)	4

The fair value of the options granted on March 28, 2016 were reduced by an 8% discount for post vesting restrictions.

As of June 30, 2018, the unrecognized compensation expense related to non-vested options was $200.

The value of the options granted to the consultant are re-measured at each balance sheet date until performance is complete with the final measurement of fair value of the options made on the vesting dates.  The revised fair value is amortized over the remaining term of the option.

As of June 30, 2018, there were outstanding options to acquire 550,000 common shares, 516,666 of which were vested and exercisable, having a weighted average exercise price of $1.35 per share, a weighted average contractual term of 2.5 years and zero aggregate intrinsic value.

Restricted stock units

(a)	17,738 RSUs were granted to certain employees on February 4, 2013, which vest equally over three years, with the first third vesting on February 4, 2014. At June 30, 2018, 11,071 of the RSU’s were fully vested and 6,037 have been forfeited. The RSUs are valued based on the closing price of the Company’s common stock on February 4, 2013 of $2.40, less an average discount of 11% for post-vesting restrictions on sale until the three-year anniversary of the grant date, or an average price per share of $2.25. There was no unrecognized compensation expense related to these RSUs at June 30, 2018.

b)	On January 19, 2015 and March 31, 2015, 100,000 RSUs were issued on each date to two newly appointed directors of the Company. The RSUs will vest equally over 3 years. The RSUs are valued based on the closing price of the Company’s common stock on January 19, 2015 and March 31, 2015 of $1.70 and $1.85, respectively, less an average discount of 8% for post-vesting restrictions on sale until the three-year anniversary of the grant date, or an average price per share of $1.56 and $1.70, respectively. The Company recorded compensation expense of $16,000 for the six months ended June 30, 2018 and $27,000 and $54,000 for the three and six months ended June 30, 2017 respectively, related to these RSUs. At June 30, 2018, the RSU’s were fully vested and the related 200,000 shares of the Company’s common stock was issued during the three months ended June 30, 2018.

10.	Intangible Assets

At June 30, 2018, intangible assets subject to amortization which were recorded in connection with the acquisition of Winthrop consisted of the following (in thousands), which is included in Assets held for sale in the Condensed Consolidated Balance Sheets.:

Intangible	Estimated useful life	Gross carrying amount	Accumulated Amortization	Net carrying amount

Investment management and Advisory Contracts	9 years	$3,181	$1,955	$1,226
Trademarks	10 years	433	239	194
		$3,614	$2,194	$1,420

For each of the three months ended June 30, 2018 and 2017, amortization expense was $99,000. For each of the six months ended June 30, 2018 and 2017, amortization expense was $198,000. Such amortization is included in discontinued operation in the Condensed Consolidated Statement of Operations. The weighted-average amortization period for total amortizable intangibles at June 30, 2018 is 3.6 years. Estimated amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Year ending December 31,
2018 (remainder)	$199
2019	397
2020	397
2021	386
2022-2023	41
$1,420

11.	Related party transactions

 Wright acts as an investment advisor, its subsidiary acts as a principal underwriter and one officer of Winthrop is also an officer for a family of mutual funds from which investment management and distribution fees are earned based on the net asset values of the respective funds.   Such fees, which are included in Discontinued operation and Other investment advisory services (see Note 3), amounted to $0 and $81,000 for the three and six months ended June 30, 2018, respectively, and $96,000 and $241,000 for the three and six months ended June 30, 2017, respectively.

On April 2, 2018, the Boards of Trustees of The Wright Managed Equity Trust and The Wright Managed Income Trust (the “Trusts”) issued a press release announcing that they had voted to liquidate and terminate each of the Wright Selected Blue Chip Equities Fund (WSBEX), the Wright Major Blue Chip Equities Fund (WQCEX), the Wright International Blue Chip Equities Fund (WIBCX) and the Wright Current Income Fund (WCIFX) (the “Funds”) effective on or about April 30, 2018 (the “Liquidation Date”). Based upon a recommendation of the Funds’ investment adviser, Wright, the Boards approved the liquidation of the Funds. The Company does not believe the liquidation of the Funds will have a material adverse impact on its business operations, financial condition, or results of operations.

12.	Income taxes

For the three and six months ended June 30, 2018, the Company recorded income tax expense from continuing operations of $23,000 and $36,000, respectively. For the three and six months ended June 30, 2017, the Company recorded an income tax expense of $17,000 and $29,000, respectively.

Income tax expense represents minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three and six months ended June 30, 2018 and 2017, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss.

13.	Retirement plans

a)	The Company maintains a 401(k) Savings Plan (the “Plan”), for full time employees who have completed at least one hour of service coincident with the first day of each month. The Plan permits pre-tax contributions by participants. Effective January 15, 2013, the employees of Winthrop and its subsidiaries were eligible to participate in the Plan, and the Company ceased matching the participant’s contributions.

b)	Winthrop maintains an officer retirement bonus plan (the “Bonus Plan”) that is an unfunded deferred compensation program providing retirement benefits equal to 10% of annual compensation, as defined, to those officers upon their retirement. Effective December 1, 1999, the Plan was frozen so that no additional benefits will be earned. The present value of the obligation under the Bonus Plan at June 30, 2018, which is included in Liabilities held for sale in the Condensed Consolidated Balance Sheet, is $577,000, of which $150,000 is estimated to be payable over the next twelve months. The liability is payable to individual retired employees at the rate of $50,000 per year in equal monthly amounts commencing upon retirement. The liability was recorded at $885,000 at the date of acquisition, representing its estimated fair value computed based on its present value, utilizing a discount rate of 14%, which was estimated to be the acquired company’s weighted average cost of capital on such date from the perspective of a market participant. The calculated discount of $1,027,000 at the date of acquisition is being amortized as interest expense over the period the obligation is outstanding by use of the effective interest method. For the three and six months ended June 30, 2018, interest expense amounted to $35,000 and $18,000, respectively. For the three and six months ended June 30, 2017, interest expense amounted to $21,000 and $43,000, respectively. At June 30, 2018, the present value of the obligation under the Bonus Plan was $577,000, respectively, net of discount of $333,000 and is included in Liabilities held for sale in the Condensed Consolidated Balance Sheet.

14.	Contingencies and commitments

a)	On July 1, 2014, Winthrop, pursuant to the terms of its Milford facility lease, gave eight months’ notice to their landlord to terminate their lease in Milford, Connecticut. In August 2014, the Company entered into a five-year sublease in Greenwich, Connecticut for 10,000 square feet. Estimated annual rent for the Greenwich, Connecticut space, which expires on September 30, 2019 aggregated $320,000 payable as follows; $124,000 (remainder of 2018), and $196,000 (through September 30, 2019). The Company moved its corporate office from Mount Kisco, New York to the new Greenwich, Connecticut facility in March 2015, which resulted in a consolidation of the Company’s operations.

b)	On September 26, 2014, the Connecticut Department of Energy and Environmental Protection (“DEEP”) issued two Orders requiring the investigation and repair of two dams in which the Company and its subsidiaries have certain ownership interests. The first Order requires that the Company investigate and make specified repairs to the ACME Pond Dam located in Killingly, Connecticut. The second Order, as subsequently revised by DEEP on October 10, 2014, requires that the Company investigate and make specified repairs to the Killingly Pond Dam located in Killingly, Connecticut. The Company administratively appealed and contested the allegations in both Orders. On July 27, 2017, the Company entered into a Consent Order with the DEEP relative to Killingly Pond Dam. The Killingly Pond Dam Consent Order requires the Company to continue to perform routine maintenance and administrative procedures consistent with DEEP’s Dam Safety regulations, the cost of which is not material to the Company’s financial position or results of operations. On July 27, 2018, the Company entered into a Consent Order with the DEEP relative to Acme Pond Dam. The Acme Pond Dam Consent Order requires the Company to investigate and recommend repairs to Acme Pond Dam. As the Company is in the early stages of compliance with ACME Pond Dam Consent Order, a design concept for any necessary repairs has not yet been proposed by the Company nor approved by the DEEP. As a result, it is not possible at this time to estimate the cost of any repairs that may ultimately be required by the DEEP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 26, 2018 as well as the Company’s strategic options following the Sale and that the Company will become a ‘shell company” after the Sale, as defined in Rule 405 of the Securities Act of 1933, as amended, or the Securities Act and Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act..

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

Sale of The Winthrop Corporation

On April 11, 2018, the Board of Directors of the Company voted to enter into an Agreement providing for the Sale of Winthrop, to Khandwala Capital Management, Inc., a company principally owned and controlled by Amit S. Khandwala, the Co-Chief Executive Officer and Chief Investment Officer of Winthrop, prior to the Sale, for $6,000,000, subject to certain adjustments for intercompany accounts at closing.  The Sale was approved by the Company’s stockholders on July 16, 2018 at the annual stockholders meeting, and the Sale was completed on July 17, 2018. The Company received $6,000,000 in cash as well as $173,000 from Winthrop for repayment of the intercompany balance between the Company and Winthrop on July 17, 2018.

Winthrop through the completion of the Sale was a wholly- owned subsidiary of the Company and through its wholly-owned subsidiaries Wright Investors’ Service, Inc. (“Wright”), Wright Investors’ Service Distributors, Inc. (“WISDI”) and Wright’s wholly-owned subsidiary, Wright Private Asset Management, LLC (“WPAM”) (collectively, the “Wright Companies”), offers investment management services,  financial advisory services and investment research to large and small investors, both taxable and tax exempt.  WISDI is a registered broker dealer with the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the Securities and Exchange Commission.

Winthrop’s results of operations for the three and six months ended June 30, 2018 have been accounted for as a discontinued operation in the accompanying Condensed Consolidated Statement of Operations and its results of operations for the three and six months ended June 30, 2017 have been reclassified as discontinued operations to be consistent with the current periods presentation. Assets and liabilities of Winthrop have been classified as held for sale in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2018 and the December 31, 2017 Condensed Consolidated Balance Sheet has been reclassified to present the assets and liabilities of Winthrop separately as held for sale. See Note 3 to the Condensed Consolidated Financial Statements.

Description of the business of the Company after the Sale

 Following the sale of Winthrop, we will continue to be a public company. We also intend to evaluate and potentially explore all available strategic options. We will continue to work to maximize stockholder value. Such strategic options may include acquisition of an investment advisory business, acquisition of a financial services business, creating partnerships or joint ventures for those or other businesses and investing in other businesses that provide attractive opportunities for growth. The directors will also consider alternatives for distributing some or all of the proceeds to stockholders. Until such time as a decision is made as to how the proceeds from the Sale and other liquid assets of the Company are so deployed, we intend to invest the proceeds and our other liquid assets in high-grade, short-term investments (such as cash and cash equivalents) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation.

Immediately following consummation of the Sale, we will have no or nominal operations. As a result, we believe that at such time we will be a “shell company”, as defined in Rule 405 of the Securities Act of 1933, as amended, or the Securities Act, and Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. If we become a shell company, our stockholders will be unable to utilize Rule 144 of the Securities Act, or Rule 144 to sell “restricted stock” as defined in Rule 144 or otherwise use Rule 144 to sell stock of the Company, and we would be ineligible to utilize registration statements on Form S-3 or Form S-8 for so long as we remain a shell company and for 12 months thereafter. Among other things, as a consequence, the offering, issuance and sale of our securities is likely to be more expensive and time consuming and may make our securities less attractive to investors.

Although the Company is not engaged in the business of investing, reinvesting, or trading in securities, and the Company does not hold itself out as being engaged in those activities, following the closing of the Sale, the Company will likely be an “inadvertent investment company” under section 3(a)(1)(C) of the Investment Company Act. The Company will fall within the scope of section 3(a)(1)(C) if the value of its investment securities (as defined in the Investment Company Act) is proposed to be more than 40% of its total assets (exclusive of government securities and cash and certain cash equivalents) following the closing of the sale.

The Company does not intend to be regulated as an investment company under the Investment Company Act and, therefore, will rely on certain SEC no-action letters and other SEC guidance, including the “transient investment company” Rule 3a-2 under the Investment Company Act. That rule provides a one year grace period for companies that might otherwise be required to register as an investment company where the company has, as does the Company currently, a bona fide intent to be primarily engaged as soon as reasonably possible (but in any event, within one year), in a business other than that of investing, reinvesting, owning, holding or trading in securities.

Results of Operations

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

For the three months ended June 30, 2018, the Company had a loss from continuing operations before income taxes and discontinued operation of $733,000 compared to a loss from continuing operations before income taxes and discontinued operation of $455,000 for the three months ended June 30, 2017.   The increased loss of $278,000 was primarily the result of $211,000 of Transaction costs incurred in the Sale and, increased Compensation and benefits of $67,000.

Compensation and benefits

For the three months ended June 30, 2018, Compensation and benefits were $195,000 as compared to $128,000 for the three months ended June 30, 2017. The increased benefits and related expenses of $67,000 in 2018 was the result of increased compensation earned by the Company’s Chairman and Chief Executive Officer.

Other operating expenses

For the three months ended June 30, 2018, Other operating expenses were $332,000 as compared to $328,000 for the three months ended June 30, 2017.  The increased operating expenses of $4,000 were primarily the result of increased travel and entertainment expenses, offset by reduced professional fees.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

For the six months ended June 30, 2018, the Company had a loss from continuing operations before income taxes and discontinued operation of $1,335,000 compared to a loss from continuing operations before income taxes and discontinued operation of $888,000 for the six months ended June 30, 2017.   The increased loss of $447,000 was primarily the result of $343,000 of Transaction costs incurred in the Sale, increased Compensation and benefits of $129,000, partially offset by decreased Other operating expenses of $20,000 and increased Investment and other income, net of $5,000.

Compensation and benefits

For the six months ended June 30, 2018, Compensation and benefits were $372,000 as compared to $243,000 for the six months ended June 30, 2017. The increased benefits and related expenses of $129,000 in 2018 was the result of increased compensation earned by the Company’s Chairman and Chief Executive Officer.

Other operating expenses

For the six months ended June 30, 2018, Other operating expenses were $627,000 as compared to $647,000 for the six months ended June 30, 2017.  The reduced operating expenses of $20,000 were primarily the result of decreased travel and entertainment expenses and reduced professional fees, partially offset by increased professional fees related to the Company’s interests in land and flowage rights in undeveloped property in Killingly, Connecticut.

Income taxes

For the three and six months ended June 30, 2018, the Company recorded income tax expense from continuing operations of $23,000 and $36,000, respectively. For the three and six months ended June 30, 2017, the Company recorded an income tax expense of $17,000 and $29,000, respectively. Such amounts represent minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three and six months ended June 30, 2018 and 2017, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss.

 Other Assets

The Company owns certain non-strategic assets, including interests in land and flowage rights in undeveloped property in Killingly, Connecticut.

The Company monitors these investments for impairment by considering current factors, including the economic environment, market conditions, and other specific factors and records impairments in carrying values when necessary.

Financial condition

Liquidity and Capital Resources

At June 30, 2018, the Company had cash and cash equivalents totaling $4,348,000 from its continuing operations. The Company received $6,000,000 from Winthrop in cash as well as $173,000 for repayment of the intercompany balance between the Company and Winthrop on July 17, 2018 as a result of the Sale (see Note 2 to the Condensed Consolidated Financial Statements).

The decrease in cash and cash equivalents from continuing operations of $1,253,000 for the six months ended June 30, 2018 was the result of $1,253,000 used in operations.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances of Equity Securities

On May 21, 2018, the Company issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), shares of Company common stock to Marshall S. Geller, and Richard C. Pfenniger Jr. directors of the Company, as a result of the final vesting of Restricted Stock Units issued to them in the first quarter of 2015. Mr. Geller and Mr. Pfenniger each received 100,000 shares of Company common stock.   These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

This issuance qualified for exemption from registration under the Securities Act because (i) Mr. Geller and Mr. Pfenniger are each an accredited investor, (ii) the Company did not engage in any general solicitation or advertising in connection with the issuance, and (iii) Mr. Geller and Mr. Pfenniger received restricted securities.

Purchases of Equity Securities

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased, and on March 29, 2011 the Company’s Board of Directors authorized an increase of an additional 1,000,000 shares to be repurchased. At June 30, 2018, the Company had repurchased 2,041,971 shares of its common stock and, a total of 2,958,029 shares remain available for repurchase.   The Company has not repurchased any shares of its common stock during the quarter ended June 30, 2018.

Item 6.	Exhibits.

Exhibit No.		Description
2.1		Stock Purchase Agreement dated April 11,2018 by and among Khandwala Capital Management, Inc. Amit S. Khandwala and Wright Investors’ Service Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, dated April 11, 2018)

31.1	*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer of the Company and the principal financial officer of the Company

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Extension Labels Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Date: August 9, 2018	/s/ HARVEY P. EISEN
Name: Harvey P. Eisen
Title: Chairman of the Board and Chief Executive Officer

Date: August 9, 2018	/s/ IRA J. SOBOTKO
Name: Ira J. Sobotko
Title: Vice President, Chief Financial Officer

