Form 10-Q
period 2018-09-30
Wright Investors Service Holdings, Inc.
filed 2018-11-06
CIK 1279715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of November 1, 2018, there were 19,647,243 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Expenses
Compensation and benefits	$184	$101	$556	$344
Other operating	317	289	944	937
	501	390	1,500	1,281

Investment and other income, net	17	3	24	6

Operating loss	(484)	(387)	(1,476)	(1,275)

Income tax expense	(3)	(3)	(39)	(33)

Loss from continuing operations before income taxes	(487)	(390)	(1,515)	(1,308)

Income from discontinued operation	1,008	179	810	218
Net income (loss)	$521	$(211)	$(705)	$(1,090)
Basic and diluted income (loss) per share
Continuing operations	$(0.02)	$(0.02)	$(0.08)	$(0.07)
Discontinued operation	0.05	0.01	0.04	0.01
Net income (loss)	$0.03	$(0.01)	$(0.04)	$(0.06)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$9,840	$5,601
Assets held for sale	-	6,161
Income tax receivable	148	-
Prepaid expenses and other current assets	63	127
Total current assets	10,051	11,889

Deferred tax asset	-	148
Investment in undeveloped land	355	355
Other assets	58	58
Total assets	$10,464	$12,450

Liabilities and stockholders’ equity
Current liabilities
Liabilities held for sale	$-	$1,250
Accounts payable and accrued expenses	171	158
Income taxes payable	32	18
Total current liabilities	203	1,426

Stockholders’ equity
Common stock	203	199

Additional paid-in capital	34,028	33,933

Accumulated deficit	(22,271)	(21,409)

Treasury stock, at cost (815,219 shares at September 30, 2018 and December 31, 2017)	(1,699)	(1,699)
Total stockholders' equity	10,261	11,024
Total liabilities and stockholders’ equity	$10,464	$12,450

See accompanying notes to consolidated financial statements

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities

Net loss	$(705)	$(1,090)
Adjustments to reconcile net loss to cash used in operating activities:
Equity based compensation, including issuance of stock to directors	99	163
Gain on sale of Winthrop, net of transaction costs	(664)	-
Changes in other operating items:
Assets net of liabilities held for sale	-	(131)
Income tax payable/receivable	14	(5)
Prepaid expenses and other current assets	64	(27)
Accounts payable and accrued expenses	(17)	(55)
Net cash used in operating activities	(1,209)	(1,145)

Cash flows from investing activities
Proceeds from sale of Winthrop, net of transaction costs	5,448	-
Net cash provided by activities	5,448	-

Net increase (decrease) in cash and cash equivalents	4,239	(1,145)
Cash and cash equivalents at the beginning of the period	5,601	6,808
Cash and cash equivalents at the end of the period	$9,840	$5,663

Supplemental disclosures of cash flow information
Net cash paid during the period for
Income taxes	$30	$49

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2018
(UNAUDITED)

(in thousands, except share data)

						Total
			Additional		Treasury	stock-
	Common stock		paid -in	Accumulated	stock , at	holders
	shares	amount	capital	deficit	cost	equity

Balance at December 31, 2017	19,962,014	$199	$33,933	$(21,409)	$(1,699)	$11,024
ASC 606 cumulative adjustment	-	-	-	(157)	-	(157)
Adjusted balance at January 1, 2018	19,962,014	199	33,933	(21,566)	(1,699)	10,867
Net loss	-	-	-	(705)	-	(705)
Equity based compensation expense	-	-	16	-	-	16
Issuance of vested restricted shares	200,000	2	-	-	-	2
Issuance of common stock to directors	255,135	2	79	-	-	81
Balance at September 30, 2018	20,417,149	$203	$34,028	$(22,271)	$(1,699)	$10,261

See accompanying notes to condensed  consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2018 and 2017

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

The Sale was approved by the Company’s stockholders on July 16, 2018 at the annual stockholders meeting, and the Sale was completed on July 17, 2018. The Company received $6,000,000 in cash as well as $173,000 from Winthrop for repayment of the intercompany balance between the Company and Winthrop on July 17, 2018. The Company recognized a gain of $1.2 million before transaction expenses in the three and nine months ended September 30, 2018. Included in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2018, and included in Income from discontinued operation, are $209,000 and $552,000, respectively, of transaction costs related to the Agreement, which are comprised of legal and consulting costs.

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

Immediately following consummation of the Sale, we have no or nominal operations. As a result, we believe that we are a “shell company”, as defined in Rule 405 of the Securities Act of 1933, as amended, or the Securities Act, and Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a shell company, our stockholders will be unable to utilize Rule 144 of the Securities Act, or Rule 144 to sell “restricted stock” as defined in Rule 144 or otherwise use Rule 144 to sell stock of the Company, and we would be ineligible to utilize registration statements on Form S-3 or Form S-8 for so long as we remain a shell company and for 12 months thereafter. Among other things, as a consequence, the offering, issuance and sale of our securities is likely to be more expensive and time consuming and may make our securities less attractive to investors.

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

Winthrop’s results of operations through July 16, 2018 are included in the Company’s results of operations for the three and nine months ended September 30, 2018 and have been accounted for as a discontinued operation in the accompanying Condensed Consolidated Statement of Operations. Its results of operations for the three and nine months ended September 30, 2018 have been reclassified as discontinued operations to be consistent with the current periods presentation. Assets and liabilities of Winthrop in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2017 have been reclassified to present the assets and liabilities of Winthrop separately as held for sale.

At December 31, 2017 Winthrop’s assets and liabilities held for sale were as follows (in thousands):

December 31,
2017

Assets
Current assets
Cash and cash equivalents	$417
Accounts receivable	308
Prepaid expenses and other current assets	304

Total current assets	1,029

Property and equipment, net	100
Intangible assets, net	1,618
Goodwill	3,364
Other assets	50
Total assets held for sale	$6,161

Liabilities
Current liabilities
Accounts payable and accrued expenses	$587
Deferred revenue	6
Current portion of officers retirement bonus liability	190
Total current liabilities	783

Officers retirement bonus liability, net of current portion	467
Total liabilities held for sale	1,250
Net assets held for sale	$4,911

For the three and nine months ended September 30, 2018 and 2017 the components of income from discontinued operation were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Investment management services	$121	$583	$1,237	$1,608
Other investment advisory services	61	564	1,165	1,826
Financial research and related data	40	216	485	595
	222	1,363	2,887	4,029
Expenses
Compensation and benefits	99	654	1,371	2,204
Other operating	130	508	1,332	1,542
	229	1,162	2,703	3,746

Investment and other income (loss), net	8	(22)	(38)	(65)

Income from discontinued operation	$1	$179	$146	$218

 Income from discontinued operation for the three and nine months ended September 30, 2018 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Net assets held for sale at July 16, 2018	$(4,957)	$(4,957)
Selling price, as adjusted	6,173	6,173
Transaction costs	(209)	(552)
Income from discontinued operation	1	146
Income from discontinued operation	$1,008	$810

The Company reclassed $343,000 of Transaction costs recorded for the six months ended June 30, 2018 to Income (loss) from discontinued operation in the Condensed Consolidated Statement of Operations for nine month period ended September 30, 2018.

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

The Company adopted the new standard on January 1, 2018, using the modified retrospective method, which provides for a cumulative effect adjustment in the amount of $157,000 to beginning 2018 accumulated deficit and to opening Accounts receivable for the revenue related to the recognition of financial research data and sub advisor fees. The revenue for the three and nine months ended September 30, 2018 if recorded under the previous accounting guidance, was not materially different from the revenue recognized upon the adoption of ASC 606 on January 1, 2018.

Winthrop provided three distinct services for which it recognized revenue:

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

As of September 30, 2018, as result of the Sale there were no Accounts receivables attributed to investment advisory contracts with customers.

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

Loss per share for the three months ended September 30, 2018 and 2017 respectively, is calculated based on 19,570,000 and 19,258,000 weighted average outstanding shares of common stock. Included in the share number are vested Restricted Stock Units (“RSUs”) of 11,701 and 145,303 for the three months ended September 30, 2018 and 2017, respectively.

Loss per share for the nine months ended September 30, 2018 and 2017 respectively, is calculated based on 19,475,000 and 19,197,000 weighted average outstanding shares of common stock. Included in the share number are vested RSUs of 98,367 and 131,970 for the nine months ended September 30, 2018 and 2017, respectively.

Options for 550,000 shares of common stock, for the three and nine months ended September 30, 2018 and 2017, and nonvested RSUs for 66,666 shares of common stock for the three and nine months ended September 30, 2017 were not included in the diluted computation as their effect would be anti-dilutive since the Company incurred net losses for the three months ended September 30, 2017 and the nine months ended September 30, 2018 and 2017. For the three months ended September 30, 2018, the exercise price of the options would be anti- dilutive since the exercise price was in excess of the average price of the Company’s common stock for the period.

8.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At September 30, 2018, the Company had repurchased 2,041,971 shares of its common stock, and a total of 2,958,029 shares, remain available for repurchase at September 30, 2018.

During the nine months ended September 30, 2018, the Company issued 255,135 shares of Company common stock to the independent directors of the Company, in payment of their fourth quarter 2017, and first, second and third quarter 2018 quarterly directors fees.  The aggregate value of the shares of Company common stock issued was $110,000, or $27,500 for each period. The equity compensation awards were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933 (“1933 Act”) provided by Section 4(a)(2) of the 1933 Act.

9.	Incentive stock plans and stock-based compensation

Common stock options

The Company had initially adopted a stock-based compensation plan for employees and non-employee members of its Board of Directors in November 2003 (the “2003 Plan”), which was subsequently amended in March 2007 (the “2003 Plan Amendment”).  In December 2007, the Company adopted the National Patent Development Corporation 2007 Incentive Stock Plan (the “2007 NPDC Plan”).  The plans provided for up to 3,500,000 and 7,500,000 awards for shares under the 2003 Plan Amendment and 2007 NPDC Plan, respectively, in the form of discretionary grants of stock options, restricted stock shares, restricted stock units (RSUs) and other stock-based awards to employees, directors and outside service providers. The periods during which additional awards may be granted under the plans have expired and no further awards may be granted under any of these plans after December 20, 2017. As a consequence any equity compensation awards issued after that time will be on terms determined by the Board of Directors or the Compensation Committee of the Board of Directors and pursuant to exemptions from the registration requirements of the securities laws.

The Company recorded compensation expense of $100 and $300, respectively, for the three and nine months ended September 30, 2018 and 2017.

The Company issued 100,000 options to a consultant on March 28, 2016 under the 2007 NPDC Plan. The options issued on March 28, 2016 vest equally over 3 years and are subject to post vesting restrictions for sale for three years. The options were issued at an exercise price of $1.29 per share for the options issued on March 28, 2016, which price was equal to the market value at the date of the grant.   The grant-date fair value of the options was $0.50, which was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0%
Expected volatility	48.24%
Risk-free interest rate	1.21%
Expected life (in years)	4

The fair value of the options granted on March 28, 2016 were reduced by an 8% discount for post vesting restrictions.

As of September 30, 2018, the unrecognized compensation expense related to non-vested options was $200.

The value of the options granted to the consultant are re-measured at each balance sheet date until performance is complete with the final measurement of fair value of the options made on the vesting dates.  The revised fair value is amortized over the remaining term of the option.

As of September 30, 2018, there were outstanding options to acquire 550,000 common shares, 516,666 of which were vested and exercisable, having a weighted average exercise price of $1.35 per share, a weighted average contractual term of 2.25 years and zero aggregate intrinsic value.

Restricted stock units

(a)	17,738 RSUs were granted to certain employees on February 4, 2013, which vest equally over three years, with the first third vesting on February 4, 2014. At June 30, 2018, 11,071 of the RSU’s were fully vested and 6,037 have been forfeited. The RSUs are valued based on the closing price of the Company’s common stock on February 4, 2013 of $2.40, less an average discount of 11% for post-vesting restrictions on sale until the three-year anniversary of the grant date, or an average price per share of $2.25. There was no unrecognized compensation expense related to these RSUs at September 30, 2018.

b)	On January 19, 2015 and March 31, 2015, 100,000 RSUs were issued on each date to two newly appointed directors of the Company. The RSUs will vest equally over 3 years. The RSUs are valued based on the closing price of the Company’s common stock on January 19, 2015 and March 31, 2015 of $1.70 and $1.85, respectively, less an average discount of 8% for post-vesting restrictions on sale until the three-year anniversary of the grant date, or an average price per share of $1.56 and $1.70, respectively. The Company recorded compensation expense of $16,000 for the nine months ended September 30, 2018 and $27,000 and $81,000 for the three and nine months ended September 30, 2017 respectively, related to these RSUs. At September 30, 2018, the RSU’s were fully vested and the related 200,000 shares of the Company’s common stock was issued during the three months ended June 30, 2018.

11.	Related party transactions

 Wright acts as an investment advisor, its subsidiary acts as a principal underwriter and one officer of Winthrop is also an officer for a family of mutual funds from which investment management and distribution fees are earned based on the net asset values of the respective funds.   Such fees, which are included in Income from discontinued operation in the Condensed Consolidated Statements of Operations (see Note 3), amounted to $0 and $81,000 for the three and nine months ended September 30, 2018, respectively, and $88,000 and $329,000 for the three and nine months ended September 30, 2017, respectively.

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

For the three and nine months ended September 30, 2018, the Company recorded income tax expense from continuing operations of $3,000 and $39,000, respectively. For the three and nine months ended September 30, 2017, the Company recorded income tax expense of $3,000 and $33,000, respectively.

Income tax expense represents minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three and nine months ended September 30, 2018 and 2017, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss.

The sale of Winthrop on July 17, 2018, which resulted in a gain of approximately $1.2 million, had no impact on income tax expense. Due to differences in basis for tax purposes and financial reporting purposes, the sale is expected to result in a tax loss of approximately $2 million.

13.	Retirement plans

The Company maintains a 401(k) Savings Plan (the “Plan”), for full time employees who have completed at least one hour of service coincident with the first day of each month.  The Plan permits pre-tax contributions by participants and does not match the participant’s contributions.

14.	Contingencies and commitments

a)	In August 2014, the Company entered into a five-year sublease in Greenwich, Connecticut for 10,000 square feet. Estimated annual rent for the Greenwich, Connecticut space, which expires on September 30, 2019 aggregated $258,000 payable as follows; $62,000 (remainder of 2018), and $196,000 (through September 30, 2019).

b)	On September 26, 2014, the Connecticut Department of Energy and Environmental Protection (“DEEP”) issued two Orders requiring the investigation and repair of two dams in which the Company and its subsidiaries have certain ownership interests. The first Order requires that the Company investigate and make specified repairs to the ACME Pond Dam located in Killingly, Connecticut. The second Order, as subsequently revised by DEEP on October 10, 2014, requires that the Company investigate and make specified repairs to the Killingly Pond Dam located in Killingly, Connecticut. The Company administratively appealed and contested the allegations in both Orders. On July 27, 2017, the Company entered into a Consent Order with the DEEP relative to Killingly Pond Dam. The Killingly Pond Dam Consent Order requires the Company to continue to perform routine maintenance and administrative procedures consistent with DEEP’s Dam Safety regulations, the cost of which is not material to the Company’s financial position or results of operations. On July 27, 2018, the Company entered into a Consent Order with the DEEP relative to Acme Pond Dam. The Acme Pond Dam Consent Order requires the Company to investigate and recommend repairs to Acme Pond Dam. As the Company is in the early stages of compliance with ACME Pond Dam Consent Order, a design concept for any necessary repairs has not yet been proposed by the Company nor approved by the DEEP. As a result, it is not possible at this time to estimate the cost of any repairs that may ultimately be required by the DEEP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Sale was approved by the Company’s stockholders on July 16, 2018 at the annual stockholders meeting, and the Sale was completed on July 17, 2018. The Company received $6,000,000 in cash as well as $173,000 from Winthrop for repayment of the intercompany balance between the Company and Winthrop on July 17, 2018. The Company will recognize a gain of $1.2 million before transaction expenses in the nine months ended September 30, 2018. Included in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2018, and included in Income from discontinued operation, are $209,000 and $552,000, respectively, of transaction costs related to the Agreement, which are comprised of legal and consulting costs.

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

Winthrop’s results of operations through July 16, 2018 have been accounted for as a discontinued operation in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2018 and its results of operations for the three and nine months ended September 30, 2017 have been reclassified as discontinued operations to be consistent with the current periods presentation. Assets and liabilities of Winthrop have been reclassified as held for sale in the December 31, 2017 Condensed Consolidated Balance Sheet. See Note 3 to the Condensed Consolidated Financial Statements.

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

Results of Operations

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

For the three months ended September 30, 2018, the Company had a loss from continuing operations before income taxes and discontinued operation of $484,000 compared to a loss from continuing operations before income taxes and discontinued operation of $387,000 for the three months ended September 30, 2017.   The increased loss of $97,000 was primarily the result of increased Compensation and benefits of $83,000, increased Other operating expenses of $28,000, partially offset by increased Investment and other income of $14,000.

Compensation and benefits

For the three months ended September 30, 2018, Compensation and benefits were $184,000 as compared to $101,000 for the three months ended September 30, 2017. The increased Compensation and benefits of $83,000 in 2018 was the result of increased compensation earned by the Company’s Chairman and Chief Executive Officer.

Other operating expenses

For the three months ended September 30, 2018, Other operating expenses were $317,000 as compared to $289,000 for the three months ended September 30, 2017. The increased operating expenses of $28,000 were primarily the result of increased facility costs and increased professional fees related to the Company’s interests in land and flowage rights in undeveloped property in Killingly, Connecticut, partially offset by decreased travel and entertainment expenses and reduced professional fees.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

For the nine months ended September 30, 2018, the Company had a loss from continuing operations before income taxes and discontinued operation of $1,476,000 compared to a loss from continuing operations before income taxes and discontinued operation of $1,275,000 for the nine months ended September 30, 2017.   The increased loss of $201,000 was primarily the result of increased Compensation and benefits of $212,000, and increased Other operating expenses of $7,000, partially offset by increased Investment and other income, net of $18,000.

 Compensation and benefits

For the nine months ended September 30, 2018, Compensation and benefits were $556,000 as compared to $344,000 for the nine months ended September 30, 2017. The increased Compensation and benefits of $212,000 in 2018 was the result of increased compensation earned by the Company’s Chairman and Chief Executive Officer.

Other operating expenses

For the nine months ended September 30, 2018, Other operating expenses were $944,000 as compared to $937,000 for the nine months ended September 30, 2017.  The increased operating expenses of $7,000 were primarily the result of by increased facility costs and increased professional fees related to the Company’s interests in land and flowage rights in undeveloped property in Killingly, Connecticut, partially offset by decreased travel and entertainment expenses and reduced professional fees.

Income taxes

 For the three and nine months ended September 30, 2018, the Company recorded income tax expense from continuing operations of $3,000 and $39,000, respectively. For the three and nine months ended September 30, 2017, the Company recorded income tax expense of $3,000 and $33,000, respectively. Such amounts represent minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three and nine months ended September 30, 2018 and 2017, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss.

The sale of Winthrop on July 17, 2018, which resulted in a gain of approximately $1.2 million, had no impact on income tax expense. Due to differences in basis for tax purposes and financial reporting purposes, the sale is expected to result in a tax loss of approximately $2 million.

 Other Assets

The Company owns certain non-strategic assets, including interests in land and flowage rights in undeveloped property in Killingly, Connecticut.

The Company monitors these investments for impairment by considering current factors, including the economic environment, market conditions, and other specific factors and records impairments in carrying values when necessary.

Financial condition

Liquidity and Capital Resources

At September 30, 2018, the Company had cash and cash equivalents totaling $9,840,000. The Company received $6,000,000 from Winthrop in cash as well as $173,000 for repayment of the intercompany balance between the Company and Winthrop on July 17, 2018 as a result of the Sale (see Note 2 to the Condensed Consolidated Financial Statements).

The increase in cash and cash equivalents from continuing operations of $4,239,000 for the nine months ended September 30, 2018 was the result of $5,448,000 provided by investing activities offset by $1,209,000 used in operations.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances of Equity Securities

On July 30, 2018, the Company issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), shares of Company common stock to Lawrence G. Schafran, Marshall S. Geller, and Richard C. Pfenniger Jr. directors of the Company, in payment of their second quarter 2018 and third quarter 2018 quarterly directors’ fees. Mr. Schafran, Mr. Geller and Mr. Pfenniger received 46,131, 43,247 and 36,482 shares of Company common stock, respectively.  The aggregate value of the shares of Company common stock issued to Mr. Schafran Mr. Geller and Mr. Pfenniger was approximately $20,000, $18,750 and $16,250, respectively, on the date of issuance.  These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

This issuance qualified for exemption from registration under the Securities Act because (i) Mr. Schafran, Mr. Geller and Mr. Pfenniger are each an accredited investor, (ii) the Company did not engage in any general solicitation or advertising in connection with the issuance, and (iii) Mr. Schafran, Mr. Geller and Mr. Pfenniger received restricted securities.

Purchases of Equity Securities

On December 15, 2006, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares, or approximately 11%, of its outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On August 13, 2008, the Company’s Board of Directors authorized an increase of 2,000,000 common shares to be repurchased, and on March 29, 2011 the Company’s Board of Directors authorized an increase of an additional 1,000,000 shares to be repurchased. At September 30, 2018, the Company had repurchased 2,041,971 shares of its common stock and, a total of 2,958,029 shares remain available for repurchase.   The Company has not repurchased any shares of its common stock during the quarter ended September 30, 2018.

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Date: November 6, 2018	/s/ HARVEY P. EISEN
Name: Harvey P. Eisen
Title: Chairman of the Board and Chief Executive Officer

Date: November 6, 2018	/s/ IRA J. SOBOTKO
Name: Ira J. Sobotko
Title: Vice President, Chief Financial Officer

