Form 10-K
period 2018-12-31
Wright Investors Service Holdings, Inc.
filed 2019-03-29
CIK 1279715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $4,000,000.

As of March 15, 2019, 19,647,243 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the 2019 annual meeting of stockholders, or an amendment to this Annual Report on Form 10-K, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2018.

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

Factors that may cause actual results to differ from historical results or those results expressed or implied, include, but are not limited to, those listed below under Item 1A. “Risk Factors”.

If significant risks and uncertainties occur, or if our estimates or underlying assumptions prove inaccurate, actual results could differ materially.  You are urged to consider all such risks and uncertainties. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved.

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

The Company currently has a substantial portion of its assets consisting of cash and cash equivalents; it also owns certain real estate of limited value.

Sale of The Winthrop Corporation

On April 11, 2018, the Board of Directors of the Company voted to enter into an Agreement providing for the sale of The Winthrop Corporation (“Winthrop”), to Khandwala Capital Management, Inc., a company principally owned and controlled by Amit S. Khandwala, the Co-Chief Executive Officer and Chief Investment Officer of Winthrop, prior to the Sale, for $6,000,000, subject to certain adjustments for intercompany accounts at closing (the “Sale”).

The Sale was approved by the Company’s stockholders on July 16, 2018 at the annual stockholders meeting, and the Sale was completed on July 17, 2018. The Company received $6,000,000 in cash as well as $173,000 from Winthrop for repayment of the intercompany balance between the Company and Winthrop.

Winthrop’s results of operations through July 16, 2018 have been accounted for as a discontinued operation in the accompanying Consolidated Statement of Operations for the year ended December 31, 2018 and its results of operations for the year ended December 31, 2017 have been reclassified as discontinued operations to be consistent with the current period’s presentation. Assets and liabilities of Winthrop have been reclassified as held for sale in the December 31, 2017 in the accompanying Consolidated Balance Sheet. See Note 2 to the Consolidated Financial Statements.

Description of the business of the Company after the Sale

Following the Sale, we remain a public company. We have and will continue to evaluate and potentially explore all available strategic options. We will continue to work to maximize stockholder value. Such strategic options may include developing or acquiring a majority interest or at least a controlling interest (as defined for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”) in a company (or companies) with principal business operations in an industry that we believe will provide attractive opportunities for growth. We are not limited to any particular industry or type of business. The directors will also consider alternatives for distributing some or all of the proceeds to stockholders. Until such time as a decision is made as to how the proceeds from the Sale and other liquid assets of the Company are so deployed, we intend to invest the proceeds and our other liquid assets in high-grade, short-term investments (such as cash and cash equivalents) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation.

After the Sale, the Company had no or nominal operations and, as a result, we are a “shell company”, as defined in Rule 405 of the Securities Act of 1933, as amended, or the Securities Act, and Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a shell company, our stockholders will be unable to utilize Rule 144 of the Securities Act, or Rule 144 to sell “restricted stock” as defined in Rule 144 or otherwise use Rule 144 to sell stock of the Company, and we would be ineligible to utilize registration statements on Form S-3 or Form S-8 for so long as we remain a shell company and for 12 months thereafter. Among other things, as a consequence, the offering, issuance and sale of our securities is likely to be more expensive and time consuming and may make our securities less attractive to investors.

We are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. However, under the Investment Company Act, a company may fall within the scope of being an “inadvertent investment company” under section 3(a)(1)(C) of such Act if the value of its investment securities (as defined in the Investment Company Act) is more than 40% of its total assets (exclusive of government securities and cash and certain cash equivalents).

See “Risk Factors” The Company may be classified as an inadvertent investment company” and “The Company is a shell company under the federal securities laws.”

Employees

The Company employed a total of 2 full-time employees as of December 31, 2018.

Connecticut Property

The Company has interests in land and certain flowage rights in undeveloped property (the “properties”) primarily located in Killingly, Connecticut. As of December 31, 2017, the properties were valued at $355,000 based on an independent valuation. Due to ongoing remediation efforts and no active market to sell the properties, the Company believes the value of the properties is nominal and as such recorded an impairment loss of $355,000. As of December 31, 2018, the properties are shown in the Consolidated Balance Sheet at $0 after recording an impairment loss of $355,000.

Item 1A.  Risk Factors.

RISK FACTORS

You should carefully consider the following risk factors relating to our business and the additional information in our other reports that we file with the SEC.

The Company may be classified as an inadvertent investment company if we acquire investment securities in excess of 40% of our total assets.

The Company is not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. However, under the Investment Company Act, a company may fall within the scope of being an “inadvertent investment company” under section 3(a)(1)(C) of such Act if the value of its investment securities (as defined in the Investment Company Act) is more than 40% of its total assets (exclusive of government securities and cash and certain cash equivalents).

If the Company was required to register as an “investment company” under the Investment Company Act, applicable restrictions could make it impractical for the Company to continue its business as contemplated and could have a material adverse effect on us.

The Investment Company Act and the rules thereunder contain detailed requirements for the organization and operation of investment companies. If we were required to register under the Investment Company Act, applicable restrictions and other requirements could have a material adverse effect on us. In the event that we were to be required to register as an investment company under the Investment Company Act, we would be forced to comply with substantive requirements under the Act, including:

•	limitations on our ability to borrow;

•	limitations on our capital structure;

•	limitations on the issuance of debt and equity securities,

•	restrictions on acquisitions of interests in partner companies;

•	prohibitions on transactions with affiliates;

•	prohibitions on the issuance of options and other limitations on our ability to compensate key employees;

•	certain governance requirements,

•	restrictions on specific investments; and

•	reporting, record-keeping, voting and proxy disclosure requirements.

In the event that we were to be deemed to be an investment company subject to registration as such under the Investment Company Act, compliance costs and burdens upon us may increase and the additional requirements may constrain our ability to conduct business, which may adversely affect our business, results of operations or financial condition.

The Company is a shell company under the federal securities laws.

Following consummation of the Sale, the Company has no or nominal operations. Pursuant to Rule 405 of the Securities Act and Exchange Act Rule 12b-2, a shell company is defined as a registrant that has no or nominal operations, and either:

•	no or nominal assets;

•	assets consisting solely of cash and cash equivalents; or

•	assets consisting of any amount of cash and cash equivalents and nominal other assets.

Our consolidated balance sheet reflects that after closing, our assets consist primarily of cash and cash equivalents. Accordingly, after consummation of the Sale, we became a shell company. Applicable securities rules prohibit shell companies from using a Form S-8 registration statement to register securities pursuant to employee compensation plans and from utilizing Form S-3 for the registration of securities for so long as the Company is a shell company and for 12 months thereafter.

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

To assist the SEC in the identification of shell companies, we are required to check a box on our quarterly reports on Form 10-Q and our annual reports on Form 10-K indicating that we are a shell company.

Since we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. In addition, under Rule 144 of the Securities Act, a holder of restricted securities of a “shell company” is not allowed to resell their securities in reliance upon Rule 144. Preclusion from any prospective purchase using the exemptions from registration afforded by Rule 144 may make it more difficult for us to sell equity securities in the future and the inability to utilize registration statements on Forms S-8 and S-3 would likely increase our cost to register securities in the future. Additionally, the loss of the use of Rule 144 and Forms S-3 and S-8 may make investments in our securities less attractive to investors and may make the offering and sale of our securities to employees, directors and others under compensatory arrangements more expensive and less attractive to recipients.

Unless we select a particular industry or target business with which to complete a business combination, you will be unable to ascertain the risks of the industry or business in which we may ultimately operate.

The Company may develop or acquire a majority interest or at least a controlling interest (as defined for purposes of the Investment Company Act) in a company (or companies) with principal business operations in an industry that we believe will provide attractive opportunities for growth. We are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible risks of the particular industry in which we may ultimately operate. Although we will evaluate the risks inherent in a particular target business, we cannot assure you that all of the significant risks present in that target business will be properly assessed. Even if we properly assess those risks, some of them may be outside of our control or ability to affect.

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

The process to identify potential acquisition targets, to investigate and evaluate the future business prospects thereof and to negotiate an acceptable purchase agreement with one or more target companies can be time consuming and costly. The Company may incur operating losses, resulting from payroll, rent and other overhead and professional fees, while we are searching for a business to develop or acquire.

Following the sale of The Winthrop Corporation, the Company has no revenue from operations; therefore, our existing assets may be diminished and ultimately depleted by our corporate overhead and other expenses.

Following the Sale, the Company has no revenue from operations and have been experiencing significant negative cash flow. Expenditures related to corporate overhead generated and other related items are expensed. Until such time as we develop or acquire an operating business or businesses that generate revenue, we will continue to deplete our existing assets.

Risks Related to Our Stock

The Company has agreed to restrictions and adopted policies that could have possible anti-takeover effects and reduce the value of our stock.

Several provisions of our Certificate of Incorporation and Bylaws could deter or delay unsolicited changes in control of the Company. These include limiting the stockholders’ powers to amend the Bylaws or remove directors and prohibiting the stockholders from increasing the size of the Board of Directors or acting by written consent instead of at a stockholders’ meeting. Our Board of Directors has the authority, without further action by the stockholders to fix the rights and preferences of and issue preferred stock. These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in control or management of the Company including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Risks Related to Owning Our Common Stock

A large portion of our common stock is held by a small group of large shareholders.  Future sales of our common stock in the public market by the Company or its large stockholders could adversely affect the trading price of our common stock.

As of December 31, 2018, Bedford Oak Advisors, LLC and GAMCO Investors, Inc. beneficially owned 25.8% and 9.1% of the Company’s common stock, respectively.  Bedford Oak Advisors, LLC is controlled by Mr. Harvey P. Eisen, the Company’s Chairman and Chief Executive Officer.  Mr. Eisen beneficially owned at such date an aggregate of 26.7% of the Company’s common stock, which percentage includes the 25.8% beneficially owned by Bedford Oak Advisors, LLC.  The Company has entered into Investor Rights Agreements with former Winthrop stockholders that received shares of our common stock in connection with a prior acquisition.  The Investor Rights Agreement is a registration rights agreement, which include both customary demand and “piggyback” registration provisions, allow the respective stockholders to cause us to file one or more registration statements for the resale of their respective shares of the Company’s common stock and cooperate in certain underwritten offerings.  Sales by us or our large stockholders of a substantial number of shares of our common stock in the public market pursuant to registration rights or otherwise, or the perception that these sales might occur, could cause the market price of our common stock to decline.

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

At December 31, 2018, we had outstanding 19,647,243 shares of our common stock. In addition, there are options to purchase a total of 550,000 shares of common stock, of which 516,666 are exercisable as of December 31, 2018. The Company is authorized to issue up to 30,000,000 shares of common stock and are therefore able to issue additional shares without being required under corporate law to obtain shareholder approval.  If we issue additional shares, or if our existing shareholders exercise their outstanding options, our other shareholders may find their holdings drastically diluted, which if it occurs, means they would own a smaller percentage of our Company.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

In August 2014, the Company entered into a five-year sublease in Greenwich, Connecticut for 10,000 square feet.  The current annual rent for the new sublease, which expires on September 30, 2019 is $230,000, subject to 3% annual increases.

Item 3.  Legal Proceedings.

On September 26, 2014, the Connecticut Department of Energy and Environmental Protection (“DEEP”) issued two Orders requiring the investigation and repair of two dams in which the Company and its subsidiaries have certain ownership interests.  The first Order required that the Company investigate and make specified repairs to the ACME Pond Dam located in Killingly, Connecticut.  The second Order, as subsequently revised by DEEP on October 10, 2014, required that the Company investigate and make specified repairs to the Killingly Pond Dam located in Killingly, Connecticut.  The Company administratively appealed and contested the allegations in both Orders.  On July 27, 2017, the Company entered into a Consent Order with the DEEP relative to Killingly Pond Dam. The Killingly Pond Consent Order requires the Company to continue to perform routine maintenance and administrative procedures consistent with DEEP’s Dam Safety regulations, the cost of which is not material to the Company’s financial position or results of operations. On July 27, 2018, the Company entered into a Consent Order with the DEEP relative to Acme Pond Dam. The Acme Pond Dam Consent Order requires the Company to investigate and recommend repairs to Acme Pond Dam. Based up on the work performed by the Company’s retained consulting engineering firm, the Company submitted its recommended action plan (the “Action Plan”) for Acme Pond Dam pursuant to the Consent Order on November 30, 2017 and such recommended action plan remains under review by the DEEP as of the current date. The estimated cost of work to be performed under the action plan developed by the Company’s retained consulting engineering firm was $90,000 and such amount has been recorded as a liability in the accompanying Consolidated Balance Sheet as of December 31, 2018. It cannot be determined at this time whether such action plan may be ultimately accepted as is, revised or otherwise changed between the Company and the DEEP and, as such, the $90,000 provision currently provided may change based upon a final resolution of this matter.

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

The Company’s certificate of incorporation and bylaws provide that, subject to limited exceptions and requirements, the Company is required to indemnify its directors and officers, and each person serving at the request of the Company as a director, officer, incorporator, partner, manager or trustee of another entity, to the fullest extent permitted by the DGCL.  The Company’s bylaws also provide that, subject to limited exceptions and requirements, the Company is required to advance to such person’s expenses (including attorney’s fees) incurred by them in defending and preparing for the defense of any proceeding or investigation in respect of which indemnification may be available.

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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters.

The following table presents the high and low bid and asked prices for the Company’s common stock for 2018 and 2017.  The Company’s common stock, $0.01 par value, is quoted on the OTC Pink Sheets under the symbol “WISH”.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Quarter	High	Low

2018	First	$0.62	$0.46
	Second	$1.00	$0.36
	Third	$0.60	$0.35
	Fourth	$0.55	$0.30

2017	First	$0.95	$0.50
	Second	$0.75	$0.60
	Third	$0.60	$0.21
	Fourth	$0.68	$0.36

The number of stockholders of record of the Company’s common stock as of March 5, 2019 was 714 and the closing price on the OTC Pink Sheets of such common stock on that date was $0.41 per share.

The Company did not declare or pay any cash dividends on its common stock in 2018 or 2017. The Company currently intends to retain future earnings to finance the growth and development of its business however, the directors will also consider alternative for distributing some or all of its cash and cash equivalents to stockholders.

Issuer Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At December 31, 2018 and 2017, the Company had repurchased an aggregate of 2,041,971 shares of its common stock and a total of 2,958,029 shares remained available for repurchase at December 31, 2018 and 2017, respectively, pursuant to the 5,000,000 shares repurchase plans. The Company did not repurchase shares of common stock during the year ended December 31, 2018.

The Company did not repurchase any common stock during the year ended December 31, 2018.

Item 6.  Selected Financial Data.

Not required.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Overview

On July 17, 2018, we completed the Sale of The Winthrop Corporation to Khandwala Capital Management, Inc., a company principally owned and controlled by Amit S. Khandwala, the Co-Chief Executive Officer and Chief Investment Officer of Winthrop, prior to the Sale, for $6,000,000, subject to certain adjustments for intercompany accounts at closing (see Note 1 to the Consolidated Financial Statements).  See “Item 1. Business – General Development of Business”.

The Winthrop Corporation’s results of operations for the year ended December 31, 2018 has been accounted for as a discontinued operation in the consolidated statements of operations. (see Note 2 to the Consolidated Financial Statements) and its results of operations for year ended December 31, 2017 have been reclassified as discontinued operations to be consistent with the current period’s presentation.

Upon the consummation of the Sale of The Winthrop Corporation, we became a “shell company”, as defined in Rule 12b-2 of the Exchange Act.  Because we are a shell company, our stockholders are unable to utilize Rule 144 to sell “restricted stock” as defined in Rule 144 or to otherwise use Rule 144 to sell our securities, and we are ineligible to utilize registration statements on Form S-3 or Form S-8 for so long as we remain a shell company and for 12 months thereafter.  As a consequence, among other things, the offering, issuance and sale of our securities is likely to be more expensive and time consuming and may make our securities less attractive to investors.  See “Item 1. Business –Sale of Winthrop Corporation”, and “Item 1A. Risk Factors”.

Our Board of Directors is considering strategic uses for the Sale of The Winthrop Corporation proceeds including, without limitation, using such funds, together with other funds of the Company, to develop or acquire interests in one or more operating businesses.  While we have focused our development or acquisition efforts on sectors in which our management has expertise, we do not wish to limit ourselves to, or to foreclose any opportunities in, any particular industry or sector.  Prior to this use, the Sale of The Winthrop Corporation proceeds have been, and we anticipate will continue to be, invested in high-grade, short-term investments (such as cash and cash equivalents) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation, until such time as we need to utilize such funds, or any portion thereof, for the purposes described above.   The directors will also consider alternatives for distributing some or all of its cash and cash equivalents to stockholders (see Note 1 to the Consolidated Financial Statements).

Investments

Investment in undeveloped properties.

The Company owns certain non-strategic assets, which includes an investment in land and certain flowage rights in undeveloped property (the “properties”) primarily located Killingly, Connecticut. As shown in the Consolidated Balance Sheet as at December 31, 2017 the properties were valued at $355,000 based on an independent valuation. Due to the ongoing remediation efforts and no active market to sell the properties, the Company believes the value of the property to be nominal and as such recorded an impairment loss of $355,000. As of December 31, 2018 the properties are shown in the Consolidated Balance Sheet at $0 after recording an impairment loss of $355,000.

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

Certain of our accounting policies require higher degrees of judgment than others in their application.  These include stock-based compensation and accounting for income taxes which are summarized below.

Employees’ stock-based compensation.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. See Note 9 to the Consolidated Financial Statements for further information regarding our stock-based compensation assumptions and expense.

Income taxes

Income taxes are provided for based on the asset and liability method of accounting. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  Under accounting principles generally accepted in the United States of America, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $64,000 and $3,486,000 respectively, during the years ended December 31, 2018 and 2017. The decrease in the valuation allowance during the year ended December 31, 2018 was mainly due to the sale of Winthrop net of increases to the net operating loss carryforward and other deferred tax assets. The decrease in the valuation allowance during the year ended December 31, 2017 was mainly due to a change in the corporate income tax rate.

Results of Operations

Year ended December 31, 2018 compared to the year ended December 31, 2017

For the year ended December 31, 2018, the Company had a loss from continuing operations before income taxes of $2,487,000 compared to a loss from operations before income taxes of $1,765,000 for the year ended December 31, 2017.

The increased loss of $722,000 was primarily the result of increased Compensation and benefits of $333,000, an impairment loss for the entire value of the dam properties in the amount of $355,000 as a result of ongoing remediation efforts and no active market to sell such properties, and increased Other operating expenses of $92,000, partially offset by increased by Other interest income of $67,000.

Compensation and benefits

For the year ended December 31, 2018, Compensation and benefits were $801,000 as compared to $468,000 for the year ended December 31, 2017.

The increased Compensation and benefits of $333,000 in 2018 was primarily the result of increased compensation earned by the Company’s Chairman and Chief Executive Officer.

Other operating expenses

For the year ended December 31, 2018, Other operating expenses were $1,398,000 as compared to $1,306,000 for the year ended December 31, 2017.

The increased operating expenses of $92,000 were primarily the result of increased professional fees and reserves for future repairs (see Note 11 to the Consolidated Financial Statements) related to the Company’s interests in land and flowage rights in undeveloped property in Killingly, Connecticut, and increased rent expense due to the full absorption of rent by the Company. The increased expenses were partially offset by decreased audit and SOX consulting fees principally as a result of the Sale.

Impairment of undeveloped land

For the year ended December 31, 2018, the Company recorded an impairment loss in the amount of $355,000 due to the Company’s belief that the value of the land is nominal as a result of ongoing remediation efforts and no active market for sale of such land.

Income taxes

For the year ended December 31, 2018, the income tax expense related to continuing operations of $40,000 substantially represents state minimum income taxes.

For the year ended December 31, 2017, the income tax benefit related to continuing operations of $96,000 represents a deferred income tax benefit of $148,000, due to a change in the valuation allowance related to the Company’s alternative minimum tax (“AMT”) credit carryforward, net of $52,000 of state minimum income taxes.

The sale of Winthrop on July 17, 2018, which resulted in a gain of approximately $1,200,000, had no impact on income tax expense. Due to differences in basis for tax purposes and financial reporting purposes, the sale resulted in a tax loss of approximately $2,000,000.

As a result of legislation commonly referred to as The Tax Cuts and Jobs Act (the "Act"), enacted in December 2017, the Company’s AMT credit carryforward of $148,000 was determined to be more likely than not to be realized. The valuation allowance was reduced during the year ended December 31, 2017, related to the AMT credit carryforward, resulting in a deferred income tax benefit of $148,000.

With the exception of the deferred tax asset related to the AMT credit carryforward, the Company recorded a full valuation allowance against its net deferred tax assets. Due to a full valuation allowance to offset deferred tax assets related to net operating loss carryforwards attributable to the loss, no tax benefit has been recorded in relation to the pre-tax loss from continuing operations for the years ended December 31, 2018 and December 31, 2017.

Financial condition, liquidity and capital resources

Liquidity and Capital Resources

At December 31, 2018, the Company had cash and cash equivalents totaling $6,163,000, which it intends to use to acquire interests in one or more operating businesses, to fund the Company’s general and administrative expenses, and the directors will also consider alternatives for distributing some or all of its cash and cash equivalents to stockholders.  The Company believes that its working capital is sufficient to support its operating requirements through March 31, 2020. The Company received $6,000,000 from Winthrop in cash as well as $173,000 for repayment of the intercompany balance between the Company and Winthrop on July 17, 2018 as a result of the Sale (see Note 2 to the Consolidated Financial Statements).

The increase in cash and cash equivalents of $562,000 for the year ended December 31, 2018 was the result of $1,921,000 used in operating activities, offset by net cash provided by investing activities of $2,483,000 including $5,448,000 from the sale of Winthrop and its operating activity through the date of sale.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Financial Statements of Wright Investors’ Service Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Wright Investors' Service Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wright Investors' Service Holdings, Inc. (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ EisnerAmper LLP

We have served as the Company's auditor since 2004.

EISNERAMPER LLP

New York, New York

March 29, 2019

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017
Expenses
Compensation and benefits	$801	$468
Impairment of undeveloped land	355	-
Other operating	1,398	1,306
	2,554	1,774

Operating loss from continuing operations	(2,554)	(1,774)
Interest income and other, net	67	9
Loss from continuing operations before income taxes	(2,487)	(1,765)
Income tax (expense) benefit	(40)	96
Net loss from continuing operations	(2,527)	(1,669)
Income from discontinued operations, net of tax	810	379
Net loss	$(1,717)	$(1,290)

Basic and diluted income (loss) per share
Continuing operations per share	$(0.13)	$(0.09)
Discontinuing operations per share	0.04	0.02
Net loss per share	$(0.09)	$(0.07)

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$6,163	$5,601
Investments in U.S. Treasury Bills	2,980	-
Assets held for sale	-	1,029
Income tax receivable	51	-
Prepaid expenses and other current assets	146	127
Total current assets	9,340	6,757

Assets held for sale, non-current portion	-	5,132
Deferred tax asset	74	148
Investment in undeveloped land	-	355
Other assets	58	58
Total assets	$9,472	$12,450

Liabilities and stockholders’ equity
Current liabilities
Liabilities held for sale	$-	$783
Accounts payable and accrued expenses	204	158
Income taxes payable	-	18
Total current liabilities	204	959

Liabilities held for sale, non-current portion	-	467
Total liabilities	204	1,426

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued
Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 20,462,462 in 2018 and 19,962,014 in 2017; outstanding 19,647,243 in 2018 and 19,135,094 in 2017	204	199

Additional paid-in capital	34,046	33,933

Accumulated deficit	(23,283)	(21,409)

Treasury stock, at cost (815,219 in 2018 and 2017)	(1,699)	(1,699)
Total stockholders' equity	9,268	11,024
Total liabilities and stockholders’ equity	$9,472	$12,450

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017
Cash flows from operating activities

Net loss	$(1,717)	$(1,290)
Adjustments to reconcile net loss to cash used in operating activities:
Equity based compensation, including issuance of stock to directors	117	218
Gain on sale of Winthrop, net of transaction costs	(664)	-
Impairment loss on undeveloped land	355	-
Change in unrealized appreciation on investments in U.S. Treasury Bills	(15)	-
Changes in other operating items:
Assets, net of liabilities held for sale	-	(15)
Deferred tax asset	74	(148)
Income taxes receivable/payable	(69)	(7)
Prepaid expenses and other current assets	(19)	25
Accounts payable and accrued expenses	17	10
Net cash used in operating activities	(1,921)	(1,207)

Cash flows from investing activities
Investments in Treasury Bills	(2,965)	-
Proceeds from sale of Winthrop, net of transaction costs	5,448	-
Net cash provided by investing activities	2,483	-

Net increase (decrease) in cash and cash equivalents	562	(1,207)
Cash and cash equivalents at the beginning of the year	5,601	6,808
Cash and cash equivalents at the end of the year	$6,163	$5,601

Supplemental disclosures of cash flow information
Net cash paid during the year for Income taxes	$35	$59

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share data)

						Total
			Additional		Treasury	stock-
	Common stock (Issued)		paid -in	Accumulated	stock, at	holders
	shares	amount	capital	deficit	cost	equity

Balance at December 31, 2016	19,830,219	198	33,716	(20,119)	(1,699)	12,096
Net loss				(1,290)		(1,290)
Equity based compensation expense	-	-	108	-	-	108
Issuance of common stock to directors	131,795	1	109			110
Balance at December 31, 2017	19,962,014	199	33,933	(21,409)	(1,699)	11,024
ASC 606 cumulative adjustment	-	-	-	(157)	-	(157)
Adjusted balance at January 1, 2018	19,962,014	199	33,933	(21,566)	(1,699)	10,867
Net loss	-	-	-	(1,717)	-	(1,717)
Equity based compensation expense	-	-	16	-	-	16
Issuance of vested restricted shares	200,000	2	-	-	-	2
Issuance of common stock to directors	300,448	3	97	-	-	100
Balance at December 31, 2018	20,462,462	204	34,046	(23,283)	(1,699)	9,268

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

1.	Description of activities

On April 11, 2018, Wright Investors’ Service Holdings, Inc. a Delaware corporation (“the Company), Khandwala Capital Management, Inc., a Connecticut corporation (“Purchaser”), and Amit S. Khandwala (“ASK”) entered into a Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, upon the terms and subject to the satisfaction or waiver of the conditions therein, the Company sold (the “Sale”), all of the issued and outstanding stock of the Company’s wholly-owned subsidiary, The Winthrop Corporation (“Winthrop”).

Winthrop through the completion of the Sale was a wholly- owned subsidiary of the Company, and through its wholly-owned subsidiaries Wright Investors’ Service, Inc. (“Wright”), Wright Investors’ Service Distributors, Inc. (“WISDI”) and Wright’s wholly-owned subsidiary, Wright Private Asset Management, LLC (“WPAM”) (collectively, the “Wright Companies”), offered investment management services, financial advisory services and investment research to large and small investors, both taxable and tax exempt. WISDI is a registered broker dealer with the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the Securities and Exchange Commission.

The Sale was approved by the Company’s stockholders on July 16, 2018 at the annual stockholders meeting, and the Sale was completed on July 17, 2018. The Company received $6,000,000 in cash as well as $173,000 from Winthrop for repayment of the intercompany balance between the Company and Winthrop on July 17, 2018. The Company recognized a gain of $1,200,000 before transaction expenses in year ended December 31, 2018. Included in the Consolidated Statement of Operations for the year ended December 31, 2018, and included in Income from discontinued operations, is $552,000 of transaction costs related to the Agreement, which are comprised of legal and consulting costs.

Continuing as a public company after the Sale, we intend to evaluate and explore all available strategic options. We will continue to work to maximize stockholder value. Such strategic options may include acquisition of an investment advisory business, acquisition of a financial services business, creating partnerships or joint ventures for those or other businesses and investing in other businesses that provide attractive opportunities for growth. The directors will also consider alternatives for distributing some or all of its cash and cash equivalents. Until such time as a decision is made as to how the proceeds from the Sale and other liquid assets of the Company are so deployed, we intend to invest the proceeds of the Sale and our other liquid assets in high-grade, short- term investments (such as cash and cash equivalents) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation.

Immediately following consummation of the Sale, the Company has no or nominal operations. As a result, we are a “shell company”, as defined in Rule 405 of the Securities Act of 1933, as amended, or the Securities Act, and Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a shell company, our stockholders will be unable to utilize Rule 144 of the Securities Act, or Rule 144 to sell “restricted stock” as defined in Rule 144 or otherwise use Rule 144 to sell stock of the Company, and we would be ineligible to utilize registration statements on Form S-3 or Form S-8 for so long as we remain a shell company and for 12 months thereafter. Among other things, as a consequence, the offering, issuance and sale of our securities is likely to be more expensive and time consuming and may make our securities less attractive to investors. See Risk Factors “The Company is a shell company under the federal securities laws.”

The Company is not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. However, under the Investment Company Act of 1940, as amended (the “Investment Company Act”), a company may fall within the scope of being an “inadvertent investment company” under section 3(a)(1)(C) of such Act if the value of its investment securities (as defined in the Investment Company Act) is more than 40% of its total assets (exclusive of government securities and cash and certain cash equivalents).

See “Risk Factors “The Company may be classified as an inadvertent investment company if we acquire investment securities in excess of 40% of our total assets” and “The Company is a shell company under the federal securities laws.”

2.	Discontinued operation

Winthrop’s results of operations through July 16, 2018 are included in the Company’s results of operations for the year ended December 31, 2018 and have been accounted for as a discontinued operation in the accompanying Consolidated Statement of Operations. Its results of operations for the year ended December 31, 2017 have been reclassified as discontinued operations to be consistent with the current period’s presentation. Assets and liabilities of Winthrop in the accompanying Consolidated Balance Sheet as of December 31, 2017 have been reclassified to present the assets and liabilities of Winthrop separately as held for sale.

At December 31, 2017, Winthrop’s assets and liabilities held for sale were as follows (in thousands):

December 31,
2017

Assets
Current assets
Cash and cash equivalents	$417
Accounts receivable	308
Prepaid expenses and other current assets	304

Total current assets	1,029

Property and equipment, net	100
Intangible assets, net	1,618
Goodwill	3,364
Other assets	50
Total assets held for sale	$6,161

Liabilities
Current liabilities
Accounts payable and accrued expenses	$(587)
Deferred revenue	(6)
Current portion of officer’s retirement bonus liability	(190)
Total current liabilities	(783)

Officers retirement bonus liability, net of current portion	(467)
Total liabilities held for sale	(1,250)
Net assets held for sale	$4,911

Intangibles and goodwill relate to acquisition of Winthrop in 2012.

Revenue recognition from contracts with customers related to discontinued operation

Revenue from investment advisory services and investment management services were recognized over the period in which the service was performed.  Accordingly, the amount of such revenue billed as of the balance sheet date relating to periods after the balance sheet date were accounted for as deferred revenue.  Revenue from research reports was recognized monthly upon the receipt of payment from the third-party industry distributors.

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

The Company adopted the new standard on January 1, 2018, using the modified retrospective method, which provides for a cumulative effect adjustment in the amount of $157,000 to beginning 2018 accumulated deficit and to opening Accounts receivable for the revenue related to the recognition of financial research data and sub advisor fees. The revenue for the year ended December 31, 2018 if recorded under the previous accounting guidance, was not materially different from the revenue recognized upon the adoption of ASC 606 on January 1, 2018.

For the year ended December 31, 2018 and 2017 the components of income from discontinued operation were as follows (in thousands):

	Years Ended December 31,
	2018	2017
Revenues
Investment management services	$1,237	$2,213
Other investment advisory services	1,165	2,387
Financial research and related data	485	812
	2,887	5,412
Expenses
Compensation and benefits	1,371	2,845
Other operating	1,332	2,083
	2,703	4,928

Interest expense and other loss, net	(38)	(105)

Income from discontinued operation	$146	$379

 Income from discontinued operation for the year ended December 31, 2018 is as follows:

Years Ended December 31,

Net assets held for sale at July 16, 2018	$(4,957)
Selling price, as adjusted	6,173
Transaction costs	(552)
Income from discontinued operation	146
Income from discontinued operation	$810

 Winthrop provided three distinct services for which it recognized revenue while owned by the Company:

Investment management services

Winthrop earned revenue primarily by charging fees based upon Assets Under Management (“AUM”). Its offerings included investment management solutions utilizing individual securities or mutual funds.

Winthrop charged a fee for its services based on the Agreement, this was computed on the basis of the cash and market value of property deposited in the account at the time the client's account was established. Revenue was recognized based on the market value of the assets under management at end of the preceding quarter at a pre-established rate, per contract.

Other investment advisory revenue as defined, was generated by fees from services provided to Bank Trust Departments and was recognized in the same manner as the Investment management services. Under ASC 606, Winthrop’s revenue recognition for all of its investment management contracts remained materially consistent with historical practice.

Financial research services:

Revenue from the sale of financial research information and related data was derived from the distribution of investment research directly and through several third parties who act as distributors of such research content. The distribution through third parties was Winthrop’s main source of revenue for financial research services. The fees paid by the end client were divided between Winthrop and the distributor, primarily Thomson Reuters.

Upon adoption of ASC 606, Winthrop had changed its revenue recognition policy from estimating fees to be collected from third party distributors to recognizing revenue upon collection of fees from third party distributors when data was known. This change in revenue recognition for financial research and related data resulted in an adjustment of $135,000 recorded as an increase to opening Accumulated deficit and a decrease to opening Accounts receivable on January 1, 2018 for the revenue related to the last fiscal quarterly data that was not available as of the reporting date.

Sub-advisor Fee:

Winthrop provides investment services as a sub-advisor from the principal managers (primarily from three entities) and it was paid a quarterly fee by the corresponding principal managers. Upon adoption of ASC 606, the revenue recognition policy had been changed from Winthrop accruing revenue for this type of service on a monthly basis as reported by the sub advisor. This change in revenue recognition for sub-advisory fees resulted in Winthrop recording an adjustment to increase opening Accumulated deficit and a decrease to Accounts receivable in the amount of $22,000 on January 1, 2018.

Winthrop, through its subsidiaries, entered into formal, written agreements with its customers that had commercial substance and that meet the criteria to identify the contract based on the new revenue recognition guidance, inclusive of the identification of each party’s rights regarding the services to be transferred and payment terms for such services.

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

The performance obligation related to the investment management of the client’s account (service) which was an obligation capable of being and distinct within the context of the contract. This represented a single performance obligation that was continuously provided over the contract period.

The Company considered that recognizing revenue over time best represents the transfer of control to the customer for management investment activities. Winthrop considered that time elapsed (quarterly increments) to be the method that best represented the transfer of control to the customer for management investment activities.

2)	Financial research and related data:

For revenue related to internet and reselling subscriptions, the distinct performance obligation referred to the distribution of investment research directly and through several third parties who acted as distributors of such research content.

Winthrop acted as an agent in this arrangement because it did not control (ASC 606-10-25-25 – ability to direct the use of, and obtain substantially of the remaining benefits from, the service) the specified service before it was transferred to a customer and such customer was a party to the executed service provider agreement and held the rights to engage and direct the services of the third-party service provider. Per ASC 606-10-55-38, Winthrop recognized revenue based on the net amount of consideration it expected to be entitled to for providing the service. As mentioned, since Winthrop could not estimate the amount or the timing of when control is transferred to the customer’s and thus, it was not probable that a significant reversal in the amount of cumulative revenue recognized did not occur when the number of customers that are using the research in a given period and revenue split for the given period is subsequently reported. As such, revenue was recognized based on the revenue split for the sales activity received from the various entities.

3)	Sub-advisor fee:

The performance obligation related to the investment management of the Investment Manager’s client’s account (service) which was an obligation capable of being and distinct within the context of the contract between Winthrop and the Investment Manager. This represented a single performance obligation that was continuously provided over the contract period.

Winthrop acted as an agent in this arrangement because it did not control (ASC 606-10-25-25 – ability to direct the use of, and obtain substantially of the remaining benefits from, the service) the specified service before it was transferred to a customer and such customer was a party to the executed service provider agreement and held the rights to engage and direct the services of the client. Per ASC 606-10-55-38, Winthrop recognized revenue based on the net amount of consideration it expected to be entitled to for providing the service. As mentioned, since Winthrop could not estimate the revenue amount, it was not probable that a significant reversal in the amount of cumulative revenue recognized did not occur when the Investment Manager’s client pays the fee (“IM Fee”) for the given period and such fee is subsequently reported to Winthrop. As such, revenue was recognized based on the revenue split for the IM Fee reported by the Investment Manager.

Additionally, it should be noted that contracts between Winthrop and its customers did not include performance-based fees, and there were no costs capitalized attributable to obtaining new customer contracts.

The services provided by Winthrop were satisfied over time because the customer simultaneously received and consumed the benefits provided by Winthrop as the services were being performed.

3.	Summary of significant accounting policies

Principles of consolidation.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.

Cash and cash equivalents

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase.  Cash equivalents, which are carried at cost plus accrued interest, which approximates fair value, consist of an investment in a money market fund and investments in treasury bills that amounted to approximately $6,163,000, and $5,601,000 at December 31, 2018 and 2017, respectively.

Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Investment Valuation

The Company carries its investments at fair value. Fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date). Fair value measurements are not adjusted for transaction costs. A fair value hierarchy provides for prioritizing inputs to valuation techniques used to measure fair value into three levels:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs other than quoted market prices that are observable, either directly or indirectly, and reasonably available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

Level 3	Unobservable inputs. Unobservable inputs reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

An asset or liability's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Availability of observable inputs can vary and is affected by a variety of factors. The Company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 or Level 2 assets or liabilities.

As of December 31, 2018, the Company has investments of $2,980,000 in U.S. government securities. U.S. government securities are valued using a model that incorporates market observable data, such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. U.S. government securities are categorized in Level 2 of the fair value hierarchy, depending on the inputs used and market activity levels for specific securities.

Investment in undeveloped land

The Company owns certain non-strategic assets, including an investment in land and certain flowage rights in undeveloped property (the “properties”) primarily located Killingly, Connecticut. As shown in the Consolidated Balance Sheet as at December 31, 2017, the properties were valued at $355,000 based on an independent valuation. Due to ongoing remediation efforts and no active market to sell the properties, as of December 31, 2018, the Company believes the value of the properties is nominal and as such recorded an impairment loss of $355,000.

Basic and diluted loss per share

Basic and diluted loss per share for the years ended December 31, 2018 and 2017, respectively, is calculated based on 19,510,985 and 19,216,000 weighted average outstanding shares of common stock including common shares underlying vested restricted stock units (“RSUs”). Options for 550,000 shares of common stock in 2018 and 2017, respectively, and unvested RSUs for 66,000 shares of common stock in 2017 were not included in the diluted computation as their effect would be anti-dilutive since the Company has losses from operations for both years. There were no unvested RSUs as of December 31, 2018.

Employees’ stock-based compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. See Note 9.

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

The accounting for uncertain tax positions guidance requires that the Company recognize the financial statement benefit of a tax position only after determining that the Company would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties on uncertain tax positions as interest and other expenses, respectively.  The Company has no income taxes at December 31, 2018 and 2017.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments. Investments in cash and money market funds are insured up to $250,000 per depositor, per insured bank. Investments in treasury bills are insured up to $500,000. A substantial portion of the Company's investments in cash, money market accounts and treasury bills are in excess of these limits.

Property and equipment

Property and equipment are carried at cost, net of allowance for depreciation. Depreciation is provided on a straight-line basis over estimated useful lives of 3 to 7 years for equipment and furniture.

4.	Adoption of new accounting guidance

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 708) Scope of Modification Accounting” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Adoption of the Standard is required for annual and interim periods beginning after December 15, 2017 with the amendments in the update applied prospectively to an award modified on or after the adoption date. Early adoption is permitted. The Company has adopted this standard on January 1, 2017, which did not have a material impact on the consolidated financial statements.

5.	Accounting guidance not yet adopted

In February 2016, the FASB established ASC Topic 842, Leases (Topic 842), by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. Lease expense is recognized based on an effective interest method for finance leases, and on a straight-line basis over the term of the lease for operating leases. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. We will adopt the new standard on January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We will elect the ‘package of practical expedients’, which permit us not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to us.

The new standard will not have a material effect on our financial statements. The most significant effects of adoption relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities.

Upon adoption, we will recognize operating lease liabilities of approximately $200,000 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We expect to recognize corresponding ROU assets of approximately $200,000 based on the operating lease liabilities. For information about the Company’s future lease commitments as of December 31, 2018, see Note 11 - Commitments, Contingencies, and Other.

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

6.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2018	2017

Accrued professional fees	$76	$42
Other	128	116
Total	$204	$158

7.	Income taxes

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2018	2017
Current
Federal	$(74)	$-
State and local	40	52
Total current	(34)	52

Deferred
Federal	$74	$(148)
State and local	-	-
Total deferred	$74	$(148)

Total income tax expense (benefit)	$40	$(96)

For the year ended December 31, 2018, the current income tax benefit related to operations represents a refundable alternative minimum tax credit net of minimum state income taxes. For the year ended December 31, 2017, current income tax expense related to operations substantially represents minimum state income taxes. For the years ended December 31, 2018 and 2017, deferred income tax expense / (benefit) represents a reduction of the valuation allowance due to a change in tax law permitting alternative minimum tax credits to be refundable and a subsequent utilization of the alternative minimum tax credit carryforward.

The difference between the benefit for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) from operations is as follows:

	Year ended December 31,
	2018	2017
Federal income tax rate	(21.0)%	(34.0)%
State income tax (net of federal effect)	(15.7)	6.8
Change in valuation allowance	82.4	(251.5)
Deferred tax asset write-down	-	73.2
Sale of Winthrop	(46.5)	-
Non-deductible expenses	3.7	0.6
Impact of tax law change on deferred tax assets and liabilities	-	198.0
Effective tax rate	2.9%	(6.9)%

The deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$5,608	$6,356
Capital loss carryforwards	576	-
Equity-based compensation	111	107
Tax credit carryforwards	74	148
Accrued compensation	-	180
Accrued liabilities & other	6	157
Gross deferred tax assets	6,375	6,948
Less: valuation allowance	(6,301)	(6,365)
Deferred tax assets after valuation allowance	74	583

Deferred tax liabilities:
Intangible assets	-	(435)
Deferred tax liabilities	-	(435)
Net Deferred tax assets	$74	148

The sale of Winthrop on July 17, 2018, which resulted in a gain of approximately $1,200,000, had no impact on income tax expense. Due to differences in basis for tax purposes and financial reporting purposes, the sale is expected to result in a tax loss of approximately $2,000,000.

Legislation commonly referred to as the Tax Cuts and Jobs Act (the "Act") was enacted in December 2017. Among other things, the Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, eliminates the alternative minimum tax (“AMT”) for corporations, and provides that AMT credit carryforwards are refundable over a period of time beginning with the Company’s 2018 tax year. The reduction of the corporate tax rate resulted in a write-down of the Company’s net deferred tax assets of approximately $2,700,000, and a corresponding write-down of the valuation allowance. The Company recognized a deferred income tax benefit of $148,000 for the year ended December 31, 2017 due to a reduction of the valuation allowance related to the AMT credit carryforward. As a result of the Act, the AMT credit carryforward is determined to be more likely than not to be realized.

A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $64,000 and $3,486,000 respectively, during the years ended December 31, 2018 and 2017. The decrease in the valuation allowance during the year ended December 31, 2018 was mainly due to the sale of Winthrop net of increases to the net operating loss carryforward and other deferred tax assets. The decrease in the valuation allowance during the year ended December 31, 2017 was mainly due to a change in the corporate income tax rate per the Act.

The Company files a consolidated federal tax return with its subsidiaries. As of December 31, 2018, the Company has a federal net operating loss carryforward of approximately $20,100,000, of which $17,900,000 which expires from 2031 through 2037, and $2,200,000 does not expire. The Company also has various state and local net operating loss carryforwards totaling approximately $23,100,000, which expire between 2019 and 2038, and a capital loss carryforward of approximately $2,100,000, which expires between 2021 and 2024. Federal and state net operating loss carryforwards were reduced during the year ended December 31, 2018 by approximately $3,400,000 and $10,800,000, respectively, due to the sale of Winthrop.

8.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At December 31, 2018, the Company had repurchased 2,041,971 shares of its common stock and a total of 2,958,029 of the authorization shares, remained available for repurchase at December 31, 2018.

During the year ended December 31, 2018, the Company issued 300,448 shares of Company common stock to the independent directors of the Company, in payment of amounts due to them at December 31, 2017 and 2018 for quarterly directors fees.  The aggregate value of the shares of Company common stock issued was $128,125, or $25,625 for each period. The equity compensation awards were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933 (“1933 Act”) provided by Section 4(a)(2) of the 1933 Act.

9.	Incentive stock plans and stock-based compensation

Common stock options

The Company adopted a stock-based compensation plan for employees and non-employee members of its Board of Directors in November 2003 (the “2003 Plan”), and the National Patent Development Corporation 2007 Incentive Stock Plan in December 2007 (the “2007 NPDC Plan”).  The periods during which additional awards may be granted under the plans have expired and no further awards may be granted under any of these plans after December 20, 2017. As a consequence, any equity compensation awards issued after that time will be on terms determined by the Board of Directors or the Compensation Committee of the Board of Directors and pursuant to exemptions from the registration requirements of the securities laws.

The Company recorded compensation expense of $100 and $300 for the years ended December 31, 2018 and 2017, respectively, under these plans.

The Company issued 100,000 options to a consultant on March 28, 2016 which vest equally over 3 years and are subject to post vesting restrictions for sale for three years with an exercise price of $1.29, which price was equal to the market value at the date of the grant. The grant-date fair value of the options was $0.50 which was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0%

Expected volatility	48.24%

Risk-free interest rate	1.21%

Expected life (in years)	4

The fair value of the options granted on March 28, 2016 were reduced by an 8% discount for post vesting restrictions.

As of December 31, 2018, the unrecognized compensation expense related to non-vested options was $100.

As of December 31, 2018, there were outstanding options to acquire 550,000 common shares, 516,666 of which were vested and exercisable, having a weighted average exercise price of $1.35 per share, a weighted average contractual term of 2 years and zero aggregate intrinsic value. During 2018, there were no grants, forfeitures or options exercised.

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

Restricted stock units

On January 19, 2015 and March 31, 2015, 100,000 restricted stock units (“RSUs”) were issued on each date to two newly appointed directors of the Company.  The RSUs vested equally over 3 years.  The RSUs are valued based on the closing price of the Company’s common stock on January 19, 2015 and March 31, 2015 of $1.70 and $1.85, respectively, less an average discount of 8% for post-vesting restrictions on sale until the three-year anniversary of the grant date, or an average price per share of $1.56 and $1.70, respectively.  The Company recorded compensation expense of $16,000 for the year ended December 31, 2018 and $110,000 for the year ended December 31, 2017 related to these RSUs. At December 31, 2018, the RSU’s were fully vested and the related 200,000 shares of the Company’s common stock was issued during the year ended December 31, 2018.

10.	Retirement plans

The Company maintained a 401(k) Savings Plan (the “Plan”), for full time employees who have completed at least one hour of service coincident with the first day of each month.  The Plan permitted pre-tax contributions by participants and did not match the participant’s contributions. The Plan was terminated in December 2018.

11.	Commitments, Contingencies, and Other

a)	In August 2014, the Company entered into a five-year sublease in Greenwich, Connecticut for 10,000 square feet. At December 31, 2018, annual future rent for the Greenwich space, which expires on September 30, 2019 aggregated to approximately $196,000, payable through September 30, 2019. Rent expense charged to continued operations related to the facilities aggregated $144,000 and $89,000 in 2018 and 2017, respectively. The rent expense in 2018 and 2017 included deferred rent of $22,000 and $44,000, respectively, due to straight lining the amounts payable over the lease term commencing in August 2014 upon the Company gaining access to the premises.

b)	The Company owns certain non-strategic assets which includes an investment in land and certain flowage rights in undeveloped property (the “properties”) primarily located Killingly, Connecticut. As shown in the Consolidated Balance Sheet as at December 31, 2017, the properties were valued at $355,000 based on an independent valuation. Due to ongoing remediation efforts and no active market to sell the properties, the Company believes the value of the properties is nominal and as such recorded an impairment loss of $355,000. As of December 31, 2018, the properties are shown in the Consolidated Balance Sheet at $0 amount after recording an impairment loss of $355,000.

c)       On September 26, 2014, the Connecticut Department of Energy and Environmental Protection (“DEEP”) issued two Orders requiring the investigation and repair of two dams in which the Company and its subsidiaries have certain ownership interests.  The first Order required that the Company investigate and make specified repairs to the ACME Pond Dam located in Killingly, Connecticut.  The second Order, as subsequently revised by DEEP on October 10, 2014, required that the Company investigate and make specified repairs to the Killingly Pond Dam located in Killingly, Connecticut.  The Company administratively appealed and contested the allegations in both Orders.  On July 27, 2017, the Company entered into a Consent Order with the DEEP relative to Killingly Pond Dam. The Killingly Pond Consent Order requires the Company to continue to perform routine maintenance and administrative procedures consistent with DEEP’s Dam Safety regulations, the cost of which is not material to the Company’s financial position or results of operations. On July 27, 2018, the Company entered into a Consent Order with the DEEP relative to Acme Pond Dam. The Acme Pond Dam Consent Order requires the Company to investigate and recommend repairs to Acme Pond Dam. Based up on the work performed by the Company’s retained consulting engineering firm, the Company submitted its recommended action plan (the “action plan”) for Acme Pond Dam pursuant to the Consent Order on November 30, 2017 and such recommended action plan remains under review by the DEEP as of the current date. The estimated cost of work to be performed under the action plan developed by the Company’s retained consulting engineering firm was $90,000 and such amount has been recorded as a liability in the accompanying Consolidated Balance Sheet as of December 31, 2018. It cannot be determined at this time whether such action plan may be ultimately accepted as is, revised or otherwise changed between the Company and the DEEP and, as such, the $90,000 provision currently provided may change based upon a final resolution of this matter.

12.	Related party transactions

A subsidiary of Winthrop acted as an investment advisor, its subsidiary acted as a principal underwriter and one officer of Winthrop was also an officer for a family of mutual funds from which investment management and distribution fees are earned based on the net asset values of the respective funds.   Such fees, which are included in Income from discontinued operation in the Consolidated Statements of Operations (see Note 2), amounted to $81,000 and $403,000 for the years ended December 31, 2018 and December 31, 2017, respectively.

On April 2, 2018, the Boards of Trustees of The Wright Managed Equity Trust and The Wright Managed Income Trust (the “Trusts”) issued a press release announcing that they had voted to liquidate and terminate each of the Wright Selected Blue Chip Equities Fund (WSBEX), the Wright Major Blue Chip Equities Fund (WQCEX), the Wright International Blue Chip Equities Fund (WIBCX) and the Wright Current Income Fund (WCIFX) (the “Funds”) effective on or about April 30, 2018 (the “Liquidation Date”). Based upon a recommendation of the Funds’ investment adviser, Wright, the Boards approved the liquidation of the Funds. The liquidation of the Funds did not have a material adverse impact on the Company’s business operations, financial condition, or results of operations.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2018 were effective.

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of internal control over financial reporting as of December 31, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) (“COSO Framework”).  Based upon our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Item 9B.    Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of December 31, 2018 for its annual stockholders’ meeting for 2019 (the “Proxy Statement”) under the captions “Directors and Executive Officers”, “Corporate Governance”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Audit Committee.”

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Additional information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders under the caption “Stock Ownership of Management and Principal Stockholders”.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders under the captions “Certain Transactions with Management” and “Director Independence”.

Item 14.  Principal Accounting Fees and Services.

The information regarding principal accountant fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is incorporated by reference to the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders under the caption “Principal Accountant Fees and Services.”

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)      The following financial statements are included in Part II, Item 7. Financial Statements and Supplementary Data:

(a)(2)	Schedules have been omitted because they are not required or are not applicable, or the required information has been included in the financial statements or the notes thereto.

(a)(3)	See accompanying Index to Exhibits.

EXHIBITS

3(i)		Articles of Incorporation. Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form S-1, Registration No. 333-118568.

3(ii)		Bylaws. Incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form S-1, Registration No. 333-118568.

4.1		Form of certificate representing shares of common stock, par value $0.01 per share. Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form S-1, Registration No. 333-118568.

10.1		Form of Restricted Stock Unit Agreement. Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on December 22, 2012.

10.2		Sublease between Coldwell Banker Real Estate Services LLC (sublessor) And Wright Investors’’ Service Holdings, Inc. (sublessee) At 177 West Putman Avenue, Greenwich Connecticut. Incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 as filed on November 12, 2014.

10.3		Stock Purchase Agreement dated April 11,2018 by and among Khandwala Capital Management, Inc. Amit S. Khandwala and Wright Investors’ Service Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, dated April 11, 2018)

14		Code of Business Conduct and Ethics for Chief Executive Officer and Senior Financial Officers of the Registrant and its subsidiaries. Incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2004 filed on April 15, 2005

21		Subsidiaries of the Registrant*

31.1	*	Certification of the principal executive officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of the principal financial officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer and the principal financial officer of the Registrant

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

_________________________________

 *Filed within

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: March 29, 2019	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ HARVEY P. EISEN	Chairman, President and Chief Executive Officer	March 29, 2019
Harvey P. Eisen	(Principal Executive Officer)

/s/ HAROLD D. KAHN	Acting Chief Financial Officer and Acting Principal Accounting Officer	March 29, 2019
Harold D. Kahn	(Principal Financial Officer)

/s/ LAWRENCE G. SCHAFRAN	Director	March 29, 2019
Lawrence G. Schafran

/s/ DORT CAMERON III	Director	March 29, 2019
Dort Cameron III

