Form 10-K/A
period 2018-12-31
Wright Investors Service Holdings, Inc.
filed 2019-04-30
CIK 1279715

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 15, 2019, 19,744,321 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

Wright Investors’ Service Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) pursuant to General Instruction G (3) to Form 10-K, which amends and supplements our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019 (the “2018 Form 10-K”).    This Form 10-K/A provides the information required to be disclosed in Part III, Items 10 through 14 and updates the information contained in Part IV, Item 15.  As a result of this amendment, the Company is filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the 2018 Form 10-K.

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

 Set forth below are the names of, and certain biographical information regarding, the directors of the Company. The Board of Directors currently consists of three directors.

  Harvey P. Eisen , 76, has served as Chairman of the board of directors and Chief Executive Officer of the Company since June 2007 and also has served as its President since July 2007.  Mr. Eisen has served as a director of the Company since 2004.  Mr. Eisen has served as Chairman and Managing Member of Bedford Oak Advisors, LLC, an investment partnership (“Bedford Oak”), since 1998 and was Chairman and Director of GP Strategies Corporation, a global performance solutions provider (“GP Strategies”) from 2004 to 2018. Mr. Eisen has also served on the board of directors of VerifyMe, Inc., a provider of physical, cyber and biometric security solutions, since April 2018.

Mr. Eisen was previously Senior Vice President of Travelers, Inc. and held various executive positions with Primerica, SunAmerica Corp., and Integrated Resources Asset Management.  Mr. Eisen was president and portfolio manager of Eisen Capital Management for 10 years.  He began his career as an analyst with Stifel, Nicolaus & Co. and Wertheim.  Mr. Eisen has served on the Strategic Development Board for the Trulaske College of Business, University of Missouri since 1995 where he established the first accredited course on the Warren Buffett Principles of Investing. He also serves on the University’s Investment Advisory Committee. With over three decades of investment experience, he has been consulted by the national media for his expert views on all phases of the investment marketplace.

Mr. Eisen is qualified to serve on our board of directors and brings valuable insight to our board of directors as a result of his broad range of business skills and his financial literacy and expertise and executive and management leadership skills. Mr. Eisen developed these skills and expertise during his long and successful business career as Chairman and Managing Member of Bedford Oak, a Senior Vice President of Travelers and Primerica, as well as his service on other public company and institutional boards.

Lawrence G. Schafran, 80, is a private investor and has served as a director and chairman of the audit committee of the Company since 2006.  Mr. Schafran also serves as a director of Glasstech, Inc., a manufacturer and seller of glass bending and tempering systems. Mr. Schafran also served as director of other public and private companies, such as Cupcake Digital, Inc., a developer of mobile applications focusing on the children’s market until 2018 and VerifyMe, Inc., a provider of physical, cyber and biometric security solutions until 2018. He also served as a Managing Director of Providence Capital, Inc., an investment and advisory firm from March 2003 until December 2012.

Mr. Schafran is qualified to serve on our board of directors because of his extensive business skills and experiences and his financial literacy and expertise.  Mr. Schafran also possesses a broad range of experiences and skill garnered from the various leadership positions and from his service on other public company boards and committees.

Dort A. Cameron III, 74, is currently the managing member of Airlie Enterprises, LLC, a private consulting and principal investments company established in 1995 and has served as a director and chairman of the Compensation and Nominating and Corporate Governance Committee since February 2019. Mr. Cameron is also the President of the Cameron Family Foundation. Mr. Cameron was a principal of the Investment Manager, a managing director of the General Partner of the Investment Manager and Chief Investment Officer (portfolio manager) of the Airlie Opportunity Fund’s portfolio from 2003 through 2014. Mr. Cameron has over 30 years of investment banking, merchant banking, and investment management experience.

His experience encompasses institutional portfolio management, alternative and principal investing, fiduciary oversight, and significant private equity, high yield, and distressed transactions/situations. Mr. Cameron’s professional experience includes a position as the Chairman of the Board of Directors and a majority owner of Entex Information Services, Inc., a computer services company headquartered in Rye Brook, New York (“Entex”).  Mr. Cameron was also the General Partner of BMA Limited Partnership, a mezzanine private equity fund, which was the general partner of Investment Limited Partnership (“ILP”), which he co-founded in 1984 with Richard Rainwater of the Bass organization and managed through June of 1996.

Mr. Cameron has served as a member of the Board of Directors of First Marblehead Corporation, Greenwich Life Settlements, TLC Beatrice as well as Middlebury College, where he still currently serves, and the Rippowam Cisqua School.

Mr. Cameron’s is qualified to serve on our Board because of his senior management roles in investment banking, merchant banking, and investment management and his other professional experience, each of which have required him to balance the demands of clients, employees and investors.

Executive Officers Who Are Not a Director

Set forth below is the name of, and certain biographical information regarding executive officers of the Company who do not serve as directors of the Company.

Harold D. Kahn, 65, is the Acting Chief Financial Officer of the Company since March 2019. Mr. Kahn previously served as a consultant to the Company. Mr. Kahn has been the Managing Member of Vela Capital Advisors, LLC, an independent advisory consultancy since February 2007. Mr. Kahn has been a senior principal for several privately-held technology consulting and investment management firms.  Earlier in his career, he was a Partner at PricewaterhouseCoopers in New York and Tokyo. Mr. Kahn holds an AB in Economics from Stanford University.

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

Audit Committee

Our Audit Committee is currently composed of Lawrence G. Schafran and Dort A. Cameron III. The Board of Directors affirmatively determined that Mr. Schafran and Mr. Cameron are independent, in accordance with The Nasdaq Stock Market (“Nasdaq”) independence criteria and for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Board of Directors determined that each of Messrs. Schafran and Cameron is able to read and understand financial statements and that each of Messrs. Schafran and Cameron has accounting or related financial management expertise in accordance with the applicable rules of Nasdaq. The Board of Directors also determined that each of Messrs. Schafran and Cameron, who serve as the Audit Committee financial experts, has the accounting or related financial management expertise necessary to be considered a “financial expert” under SEC rules.

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

The Company has elected to use the Smaller Reporting Company rules issued by the SEC regarding the disclosure of executive compensation.  Under these rules, the Company provides a Summary Compensation Table covering 2018 and 2017 compensation for the individuals who served as principal executive officer in 2018 and for two individuals who are the most highly-compensated executive officers other than the individual who served as principal executive officer (to whom we refer collectively as our “named executive officers”) and Outstanding Equity Awards at Year-End Table and certain narrative disclosures. The Company had two executive officers, including the principal executive officer, at the end of the last completed fiscal year.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of the Company’s Named Executive Officers for the fiscal years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
		($)	($)	($)	($)
Harvey P. Eisen, Chairman of the Board, President, and Chief Executive Officer (Principal Executive	2018	300,000	0	0	300,000
Officer) (1)	2017	15,000	0	1,343	16,343
Ira J. Sobotko, Former Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting	2018	150,000	25,000	9,600	184,600
Officer) (2)	2017	150,000	0	11,767	161,767

(1)	For Mr. Eisen, the amount reflected under “All Other Compensation” is comprised of $0 and $1,343 for 2018 and 2017, respectively, for life insurance premiums.

The Compensation Committee of the Company increased the compensation of Mr. Eisen to $25,000 per month from $15,000 annually, effective January 1, 2018, due to his increased duties in connection with strategic matters related to the sale of Winthrop.

(2)	For Mr. Sobotko, the amount reflected under “All Other Compensation” is comprised of:

•	$0 and $2,167 for 2018 and 2017, respectively, for life insurance premiums;

•	$9,600 for 2018 and 2017, respectively, for auto expense allowance.

Mr. Sobotko resigned as Vice President and Chief Financial Officer of the Company effective December 31, 2018 in order to assume an executive position at another company. He has continued as a consultant to the Corporation since that date, advising on matters of financial accounting and reporting.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning the holdings of unexercised and vested options to purchase shares of common stock of the Company for each of the named executive officers at December 31, 2018.

Name	Number of Shares of Common Stock Underlying Unexercised Options which are Exercisable	Number of Shares of Common Stock Underlying Unexercised Options which are Unexercisable	Option Exercise Price Per Share of Common Stock	Option Expiration Date
	(#)	(#)	($)
Harvey P. Eisen	250,000(1)	-	$1.36	April 28, 2020

(1)	These options were fully vested at December 31, 2018.

Overview of Material Compensation Arrangements with Our Named Executive Officers

The following is a summary of the material terms of employment and compensation arrangements pursuant to which compensation was paid to our named executive officers for their service with the Company or its subsidiaries for the fiscal year ended December 31, 2018.

Harvey P. Eisen

The Compensation Committee of the board of directors of the Company increased the compensation of Harvey P. Eisen the Company’s Chairman and Chief Executive Officer, effective January 1, 2018, to $25,000 per month from $15,000 annually due to his increased duties in connection with the sale of Winthrop.

Ira J. Sobotko

Mr. Sobotko served as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company until December 31, 2018. His annual salary was $150,000.

DIRECTOR COMPENSATION

Only directors who are not employees of the Company or its subsidiaries are entitled to receive compensation for service as a director. The table below summarizes the total compensation paid to or earned by each director of the Company (who is not an employee of the Company) for the fiscal year ended December 31, 2018. The column “Fees Earned or Paid in Cash” includes common stock of the Company issued in lieu of cash.

2018 Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
	($)	($)	($)	($)
Lawrence G. Schafran	6,250	40,000 (1)	-	46,250
Richard C. Pfenniger Jr.	3,750	32,500 (2)	-	36,250
Marshall S. Geller	5,750	28,125 (3)	-	33,875

(1)	Mr. Schafran received 87,005 shares of Company common stock in lieu of $40,000 of his annual director’s fee.

(2)	Mr. Pfenniger received 69,692 shares of Company common stock in lieu of $32,500 of his director’s fee. Mr. Pfenniger Jr. resigned from the Board of Directors and its committees effective February 12, 2019.

(3)	Mr. Geller received 58,128 shares of Company common stock in lieu of $28,125 of his annual director’s fee. Mr. Geller resigned from his positions as a director and as a member of the Audit, Nominating and Corporate Governance and Compensation Committees effective October 4, 2018.

Director Compensation Program

Directors who are not employees of the Company or its subsidiaries, shall be paid as set forth below:

•	annual director compensation to each member of the Board of Directors of $25,000, paid in quarterly installments of $6,250 (a Vice Chairman receives annual director compensation of $35,000, paid in quarterly installments of $8,750, currently the Company does not have a Vice Chairman);

•	$1,500 in cash for each meeting of the Board of Directors and for each committee meeting attended in person and $750 in cash for each Board of Directors or Board committee meeting attended by means of conference telephone connection;

•	annual director compensation of $5,000, paid in quarterly installments of $1,250, to each member of the Audit Committee (except the Chairman of the Audit Committee who is to receive annual compensation of $10,000), plus $750 in cash for each meeting of the Audit Committee attended in person and $500 in cash for each meeting of the Audit Committee attended by telephone, except that the per meeting attendance fee is reduced to $500 for attendance at any Audit Committee meeting held on the same day as a regular or special meeting of the Board; and

•	annual director compensation of $2,500, paid in quarterly installments of $625, to each member of the Compensation Committee and each member of the Nominating and Corporate Governance Committee (except the Chairman of each such Committee, who is to receive annual compensation of $5,000), plus $750 in cash for each meeting of the Audit Committee attended in person and $500 in cash for each meeting of the Audit Committee attended by telephone, except that the per attendance meeting fee is reduced to $500 for attendance at any Nominating and Corporate Governance Committee meeting held on the same day as a regular or special meeting of the Board.

All of the sums designated above as “annual director compensation” are required to be paid in Company common stock; provided that common stock issued in lieu of annual compensation is valued at the average between the closing bid and ask price on the day prior to the date upon which the annual compensation became payable.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders

The following table sets forth the number of shares of common stock beneficially owned as of April 15, 2019 by each person who is known by the Company to own beneficially more than five percent of outstanding Company common stock other than executive officers or directors of the Company, whose beneficial ownership is reflected in the Security Ownership of Directors and Executive Officers table below.  There were 19,744,321, shares of Company common stock outstanding on April 15, 2019.

Security Ownership of Principal Stockholders Table

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Bedford Oak Advisors, LLC 177 West Putnam Avenue Greenwich, CT 06830	5,070,017 (1)	25.68%
GAMCO Investors, Inc. One Corporate Center Rye, NY 10580	1,563,229 (2)	7.92%
Frost Gamma Investments Trust 4400 Biscayne Blvd. Miami, FL 33137	1,321,707 (3)	6.69%
Cove Street Capital, LLC 2101 El Segundo Blvd., Suite 302 El Segundo, California 90245	1,802,212 (4)	9.13%

(1)	Based on a Schedule 13D/A filed jointly by Bedford Oak Advisors, LLC (“Bedford Oak”), Bedford Oak Capital, L.P. (“Capital”), Bedford Oak Acorn, L.P. (“Acorn”) and Mr. Eisen with the SEC on December 20, 2012, and updated for other information known to the Company, including various Form 4’s filed jointly by Bedford Oak, Capital and Mr. Eisen with the SEC through April 17, 2017, Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn and certain other private investment partnerships. Does not include options to purchase 250,000 shares of Company common stock exercisable by Mr. Eisen within 60 days of April 15, 2019. See Security Ownership of Directors and Executive Officers table below.

(2)	Based on a Schedule 13D/A filed jointly by Gabelli Funds, LLC, GGCP, Inc., GAMCO Investors, Inc., GAMCO Asset Management, Inc., MJG Associates, Inc., Teton Advisors and Mario J. Gabelli with the SEC on April 2, 2019.

(3)	Based on a Schedule 13G filed by Frost Gamma Investments Trust with the SEC on April 3, 2019.

(4)	Based on a Schedule 13D filed jointly by Cove Street Capital, LLC, Jeffrey Bronchick, Eugene Robin, Paul Hinkle, Marshall Geller, and Andrew Leaf with the SEC on March 25, 2019.

Security Ownership of Directors and Executive Officers

The following table sets forth the beneficial ownership of Company outstanding common stock as of April 15, 2019 by each person who is a director or named executive officer of the Company as of such date, naming each such person, and all persons who are directors and executive officers of the Company as of such date, as a group.

Security Ownership of Directors and Executive Officers Table

Name	Amount and Nature of Beneficial Ownership		Percent of Class
Harvey P. Eisen	5,320,017	(1)	25.68%
Lawrence G. Schafran	338,240	(2)	1.71%
Dort Cameron III	148,539	(3)	0.75%
Directors and executive officers as a group (3 persons) (4)	5,806,796		28.14%

(1)	Includes 5,070,017 shares of Company common stock beneficially owned by Bedford Oak, Capital and Acorn. Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn. See footnote 1 to Principal Stockholders table above. Also includes 250,000 shares of Company common stock issuable upon the exercise of options that are fully vested and exercisable by Mr. Eisen within 60 days of April 15, 2019.

(2)	Includes 100,000 shares of Company common stock issuable to Mr. Schafran upon the exercise of options, all of which are fully vested and exercisable by Mr. Schafran within 60 days of April 15, 2019.

(3)

On February 13, 2019 the Board of Directors of the Corporation appointed Dort A. Cameron III as a director of the Corporation.

Includes 100,000 RSU’s which shall vest in 1/3 increments of 33,333 on each of the one year and two year anniversary and 33,334 on the three year anniversary of the February 13, 2019 date of grant (the “Grant Date”) and shall be subject to a three year transfer of sale restriction until the three year anniversary of the Grant Date.

(4)	Includes Messrs. Schafran, and Cameron, each of whom is currently a director of the Company, and Mr. Eisen who is currently a director and a named executive officer of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 with respect to shares of Company common stock that may be issued under existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, Restricted Stock Units and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	550,000	$1.35	-

(1)	Consists of: (i) the 2003 Stock Plan, as amended, which was originally adopted by the Board of Directors and approved by the sole stockholder of the Company on November 3, 2003 and the amendment thereto, which was approved by the Board of Directors of the Company on March 1, 2007 and by the stockholders of the Company on December 20, 2007; and (ii) the 2007 Incentive Stock Plan, which was approved by the Board of Directors on July 30, 2007 and by the stockholders of the Company on December 20, 2007.

The periods during which additional awards may be granted under the plans have expired and no further awards may be granted under any of these plans after December 20, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Using the objective and subjective independence criteria enumerated in the Nasdaq marketplace rules listing requirements and SEC rules, the Board of Directors has reviewed all relationships between each director and the Company and, based on this review, the Board of Directors has affirmatively determined that, in accordance with Nasdaq independence criteria, (i) Messrs. Cameron and Schafran are independent, and that (ii) Messrs. Eisen is not independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for services rendered for 2018 and 2017 by EisnerAmper LLP, were as follows:

	2018	2017

Audit Fees (1)	$144,000	$169,500

___________________

(1)	Audit fees consisted principally of fees for the audit of the annual financial statements and reviews of the condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and review of the Company’s 10-K containing proxy statement disclosure.

Policy on Pre-Approval of Services Provided by Independent Auditor

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of EisnerAmper LLP are subject to specific pre-approval policies.  In 2018 and 2017, all audit services and other services to be performed by EisnerAmper LLP were pre-approved by the Audit Committee in accordance with pre-approval policies established by the Board of Directors.  The procedures require that all proposed engagements of EisnerAmper LLP for services of any kind be directed to the Audit Committee prior to the beginning of any service.

All services provided by the independent registered public accounting firm for 2018 and 2017 were approved in advance by the Audit Committee of the Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Date: April 30, 2019	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President, and Chief Executive Officer

INDEX TO EXHIBITS

Number		Description

31.1	*	Certification of Principal Executive Officer
31.2	*	Certification of Principal Financial Officer

__________________

*	Filed herewith

