Form 10-Q
period 2019-03-31
Wright Investors Service Holdings, Inc.
filed 2019-05-15
CIK 1279715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:            None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered

Common Stock, $0.01 par value	WISH	OTC

As of May 10, 2019, there were 19,744,321 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018

Expenses
Compensation and benefits	$152	$177
Other operating	475	427
	627	604
Operating loss from continuing operations	(627)	(604)
Interest and other income, net	146	2
Loss from continuing operations before income taxes	(481)	(602)
Income tax expense	(11)	(13)
Net loss from continuing operations	(492)	(615)
Income from discontinued operations, net of tax	-	198
Net loss	$(492)	$(417)

Basic and diluted income (loss) per share
Continuing operations loss per share	$(0.03)	$(0.03)
Discontinuing operations income per share	-	0.01
Net loss per share	$(0.03)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$745	$6,163
Investments in U.S. Treasury Bills, held for trading	7,990	2,980
Income tax receivable	114	51
Prepaid expenses and other current assets	105	146
Total current assets	8,954	9,340

Deferred tax asset	-	74
Right of use lease asset	111	-
Other assets	58	58
Total assets	$9,123	$9,472

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$195	$204
Operating lease liability	130	-
Total current liabilities	325	204

Total liabilities	325	204

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued

Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 20,462,462 and 20,462,462 as of March 31, 2019 and December 31, 2018, respectively; outstanding 19,647,243 and 19,647,243 at March 31, 2019 and December 31, 2018, respectively	204	204

Additional paid-in capital	34,068	34,046
Accumulated deficit	(23,775)	(23,283)
Treasury stock, at cost (815,219 shares at March 31, 2019 and December 31, 2018)	(1,699)	(1,699)
Total stockholders' equity	8,798	9,268
Total liabilities and stockholders’ equity	$9,123	$9,472

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities

Net loss	$(492)	$(417)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based compensation, including vesting of stock to directors	22	43
Change in unrealized appreciation on investments in U.S. Treasury Bills	(25)	-
Changes in other operating items:
Assets net of liabilities held for sale	-	(221)
Deferred tax asset	74	-
Income taxes receivable/ payable	(63)	13
Prepaid expenses and other current expenses	41	48
Right of use lease asset	(111)	-
Accounts payable and accrued expenses	(9)	(24)
Operating lease liability	130	-
Net cash used in operating activities	(433)	(558)

Cash flows from investing activities
Investments in Treasury Bills	(4,985)	-
Net cash used in investing activities	(4,985)	-

Net decrease in cash and cash equivalents	(5,418)	(558)
Cash and cash equivalents at the beginning of the period	6,163	5,601
Cash and cash equivalents at the end of the period	$745	$5,043

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2019 and 2018

(UNAUDITED)

(in thousands, except per share data)

						Total
			Additional		Treasury	stock-
	Common stock (Issued)		paid -in	Accumulated	stock, at	holders
	shares	amount	capital	deficit	cost	equity
Balance at December 31, 2017	19,962,014	$199	$33,933	$(21,409)	$(1,699)	$11,024
ASC 606 cumulative adjustment	-	-	-	(157)	-	(157)
Adjusted balance at December 31, 2017	19,962,014	$199	$33,933	$(21,566)	$(1,699)	$10,867
Net loss	-	-	-	(417)	-	(417)
Equity based compensation expense	-	-	16	-	-	16
Shares issuable for vested restricted stock units	200,000	-	-	-	-	-
Issuance and vesting of common stock to directors	129,975	-	27	-	-	27
Balance at March 31, 2018	20,291,989	$199	$33,976	$(21,983)	$(1,699)	$10,493

Balance at December 31, 2018	20,462,462	$204	$34,046	$(23,283)	$(1,699)	$9,268
Net loss	-	-	-	(492)	-	(492)
Vesting of restricted stock units	-	-	2	-	-	2
Vesting of common stock to directors	-	-	20	-	-	20
Balance at March 31, 2019	20,462,462	$204	$34,068	$(23,775)	$(1,699)	$8,798

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2019 and 2018

(unaudited)

1.	Basis of presentation and description of activities

Basis of presentation

The accompanying interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The information and note disclosures normally included in complete financial statements have been condensed or omitted pursuant to such rules and regulations.  The Condensed Consolidated Balance Sheet as of December 31, 2018 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2019 interim period are not necessarily indicative of results to be expected for the entire year.

Description of activities

On July 17, 2018, the Company completed the sale of its primary operating subsidiary The Winthrop Corporation (“Winthrop”), to Khandwala Capital Management, Inc., a company principally owned and controlled by Amit S. Khandwala, the Co-Chief Executive Officer and Chief Investment Officer of Winthrop, prior to the sale, for $6,000,000 in cash as well as $173,000 from Winthrop for repayment of the intercompany balance between the Company and Winthrop (“Sale”).

Winthrop’s results of operations for the quarter ended March 31, 2018 have been reclassified as discontinued operations to be consistent with the current period’s presentation.

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

Currently, the Company has no or nominal operations. As a result, we are a “shell company”, as defined in Rule 405 of the Securities Act of 1933, as amended, or the Securities Act, and Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a shell company, our stockholders will be unable to utilize Rule 144 of the Securities Act, or Rule 144 to sell “restricted stock” as defined in Rule 144 or otherwise use Rule 144 to sell stock of the Company, and we would be ineligible to utilize registration statements on Form S-3 or Form S-8 for so long as we remain a shell company and for 12 months thereafter. Among other things, as a consequence, the offering, issuance and sale of our securities is likely to be more expensive and time consuming and may make our securities less attractive to investors.

The Company is not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. However, under the Investment Company Act of 1940, as amended (the “Investment Company Act”), a company may fall within the scope of being an “inadvertent investment company” under section 3(a)(1)(C) of such Act if the value of its investment securities (as defined in the Investment Company Act) is more than 40% of its total assets (exclusive of government securities and cash and certain cash equivalents). As of March 31, 2019, the Company is not considered an inadvertent investment company.

2.	Adoption of new accounting guidance

In February 2016, the FASB established ASC Topic 842, Leases (Topic 842), by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. Lease expense is recognized based on an effective interest method for finance leases, and on a straight-line basis over the term of the lease for operating leases. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this standard on January 1, 2019, which did not have a material impact on the condensed consolidated financial statements.

3.	Certain new accounting guidance not yet adopted

In January 2017, FASB issued ASU 2017-04, “Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the second step of the previous FASB guidance for testing goodwill for impairment and is intended to reduce cost and complexity of goodwill impairment testing. The standard is effective for periods beginning after December 15, 2019 for both interim and annual periods.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company does not expect the adoption of ASU 2017-04 to have an impact on its consolidated financial statements.

4.	Per share data

Loss per share for the three months ended March 31, 2019 and 2018 respectively, is calculated based on 19,647,243 and 19,378,000 weighted average outstanding shares of common stock. Included in the share number are vested Restricted Stock Units (“RSUs”) of 211,970 for the quarter ended March 31, 2018. There were no vested Restricted Stock Units for the quarter ended March 31, 2019.

Options for 550,000 shares of common stock, for the three months ended March 31, 2019 and 2018 were not included in the diluted computation as their effect would be anti-dilutive since the Company incurred net losses for both periods.

5.	Investment valuation

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

As of March 31, 2019, and December 31, 2018 the Company had $7,990,000 and $2,980,000, respectively, of investments of in U.S. government debt securities, which it holds as trading securities. U.S. government debt securities are valued using a model that incorporates market observable data, such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. U.S. government debt securities are categorized in Level 2 of the fair value hierarchy, depending on the inputs used and market activity levels for specific securities.

6.	Leases

In August 2014, the Company entered into a five-year sublease in Greenwich, Connecticut (“Lease”) for 10,000 square feet of office space which expires on September 30, 2019. The Company adopted ASC 842 – Leases on January 1, 2019 and elected the “package of practical expedients” noted in the transition guidance, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The lease continues to be classified as an operating lease. Upon adoption on January 1, 2019, the Company recognized Right of Use Asset (“ROU”) of approximately $173,000, net of deferred rent of approximately $19,000, and lease liability of $192,000, which represented the present value of future lease payments as of January 1, 2019.

Lease expense charged to operations related to the facilities aggregated $65,000 and $14,000 in the three months ended March 31, 2019 and March 31, 2018, respectively. Rent expense allocated to Winthrop in the amount of $54,000 is included in Income from discontinued operations for the quarter ended March 31, 2018. Cash payment for the operating lease for the three months ended March 31, 2019 aggregated to $65,000. Future minimum rent payment for the lease aggregated approximately $131,000, payable through September 30, 2019. Right of use lease asset and liability are included in the Condensed Consolidated Balance Sheet. At March 31, 2019, the Company reported approximately $111,000 right of use lease asset, net of deferred rent, and $130,000 lease liability.

7.	Income taxes

Income tax expense represents minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2019 and 2018, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

8.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. As of March 31, 2019, the Company had repurchased 2,041,971 shares of its common stock and a total of 2,958,029 of the authorization shares, remained available for repurchase as of March 31, 2019.

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

The Company recorded compensation expense of $100 for each of the three months ended March 31, 2019 and 2018, respectively, under these plans.

The Company issued 100,000 options to a consultant on March 28, 2016 which vest equally over 3 years and are subject to post vesting restrictions for sale for three years with an exercise price of $1.29, which price was equal to the market value at the date of the grant.

The fair value of the options granted on March 28, 2016 were reduced by an 8% discount for post vesting restrictions.

As of March 31, 2019, all options were vested and there were outstanding options to acquire 550,000 common shares under the 2007 NPDC Plan, all 550,000 options were vested and exercisable, having a weighted average exercise price of $1.35 per share, a weighted average contractual term of 1.75 years and zero aggregate intrinsic value. There were no grants, forfeitures or options exercised during the first quarter of 2019.

Restricted stock units

On January 19, 2015 and March 31, 2015, 100,000 restricted stock units (“RSUs”) were issued on each date to two newly appointed directors of the Company.  The RSUs vested equally over 3 years.  The RSUs are valued based on the closing price of the Company’s common stock on January 19, 2015 and March 31, 2015 of $1.70 and $1.85, respectively, less an average discount of 8% for post-vesting restrictions on sale until the three-year anniversary of the grant date, or an average price per share of $1.56 and $1.70, respectively. As of March 31, 2019, the RSU’s were already fully vested and the related 200,000 shares of the Company’s common stock was issued during the year ended December 31, 2018.

On February 13, 2019, 100,000 restricted stock units (“RSUs”) were issued to a newly appointed director of the Company. The RSUs vest equally over 3 years. The RSUs are valued based on the closing price of $0.42 of the Company’s common stock on February 13, 2019, less an average discount of 8% for post-vesting restrictions on sale until the three-year anniversary of the grant date, or an average price per share of $0.39.

The Company recorded compensation expense of $2,000 and $16,000 for the quarters ended March 31, 2019 and 2018, respectively, related to these RSUs.  The total unrecognized compensation expense related to these unvested RSUs at March 31, 2019 is $40,000, which will be recognized over the remaining vesting period of approximately 2.8 years.

10.	Commitments, Contingencies, and Other

The Company has interests in land and certain flowage rights in undeveloped property (the “properties”) primarily located in Killingly, Connecticut. As of December 31, 2018, the properties were shown in the Consolidated Balance Sheet at $0 after recording an impairment loss of $355,000. The properties were deemed to be fully impaired as of March 31, 2019.

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

On July 27, 2018, the Company entered into a Consent Order with the DEEP relative to Acme Pond Dam. The Acme Pond Dam Consent Order requires the Company to investigate and recommend repairs to Acme Pond Dam. Based up on the work performed by the Company’s retained consulting engineering firm, the Company submitted its recommended action plan (the “action plan”) for Acme Pond Dam pursuant to the Consent Order on November 30, 2017 and such recommended action plan remains under review by the DEEP as of the current date. The estimated cost of work to be performed under the action plan developed by the Company’s retained consulting engineering firm was $90,000 and such amount has been recorded as a liability in the accompanying Consolidated Balance Sheet as of March 31,2019. It cannot be determined at this time whether such action plan may be ultimately accepted as is, revised or otherwise changed between the Company and the DEEP and, as such, the $90,000 provision currently provided may change based upon a final resolution of this matter.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 29, 2019.

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

General Overview

On July 17, 2018, we completed the sale of The Winthrop Corporation (the “Sale”) to Khandwala Capital Management, Inc., a company principally owned and controlled by Amit S. Khandwala, the Co-Chief Executive Officer and Chief Investment Officer of Winthrop, prior to the Sale, for $6,000,000, subject to certain adjustments for intercompany accounts at closing (see Note 1 to the Condensed Consolidated Financial Statements).

The Winthrop Corporation’s results of operations for the quarter ended March 31, 2018 have been reclassified as discontinued operations to be consistent with the current period’s presentation.

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

Results of operations

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

For the three months ended March 31, 2019, the Company had a loss from continuing operations before income taxes of $481,000 compared to a loss from continuing operations of $602,000 for the three months ended March 31, 2018.  The decreased loss before income taxes of $121,000 was primarily the result of increased Interest and other income of $144,000, mainly as the result of the recovery of an old investment in a private entity that was deemed worthless.

The increased income was accompanied by a decrease in Compensation and benefits of $25,000 due to the Company having fewer employees as of the quarter ended March 31, 2019 in comparison to the quarter ended March 31, 2018, partially offset by increased Other operating expenses of $48,000, mainly as a consequence of increased rent expense due to the full absorption of rent by the Company subsequent to the sale of Winthrop.

Compensation and benefits

For the three months ended March 31, 2019, Compensation and benefits were $152,000 as compared to $177,000 for the three months ended March 31, 2018 as the result of the Company having fewer employees as of the quarter ended on March 31, 2019 in comparison to the quarter ended March 31, 2018.

Other operating expenses

For the three months ended March 31, 2019, Other operating expenses were $475,000 as compared to $427,000 for the three months ended March 31, 2018. The increased operating expenses of $48,000 were primarily the result of increased rent expense after the sale of Winthrop during the third quarter of 2018, increased consulting fees and expenses associated with remediation of the reservoirs, partially offset by decreased travel and entertainment expenses.

Income taxes

For the three months ended March 31, 2019 and 2018, the Company recorded income tax expense from operations of $11,000 and $13,000, respectively. Such amounts represent minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2019 and 2018, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Other Assets

The Company monitors investment in non-strategic assets for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records impairments in carrying values when necessary.

The Company has interests in land and certain flowage rights in undeveloped property (the “properties”) primarily located in Killingly, Connecticut, which are deemed to be fully impaired as of March 31, 2019 and December 31, 2018.

Financial condition

Liquidity and Capital Resources

At March 31, 2019, the Company had cash and cash equivalents totaling $745,000 and investments of $7,990,000 in U.S. Treasury Bills.

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase. Please refer to note 5 for valuation on Investments.

The decrease in cash and cash equivalents of $5,418,000 for the quarter ended March 31, 2019 was primarily the result of $433,000 used in operating activities and $4,985,000 used to invest in U.S. Treasury Bills.

The Company believes that its working capital is sufficient to support its operating requirements through June 30, 2020.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances of Equity Securities

As compensation for his role as a Director of the Company, Dort Cameron III was granted on February 13, 2019 (the "Grant Date") 100,000 Stock Units (" RSU's"), each representing the initial right to receive, on the settlement date(s) one share of common stock, par value $.01 per share, of the Issuer. The 100,000 RSU's shall vest in 1/3 increments of 33,333, on each of the one year, two year anniversary and 33,334 on the three year anniversary of the Grant Date, and shall be subject to a three year transfer or sale restriction until the three year anniversary of the Grant Date. No shares were vested as of March 31, 2019. These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

This issuance qualified for exemption from registration under the Securities Act because (i) Mr. Cameron is an accredited investor, (ii) the Company did not engage in any general solicitation or advertising in connection with the issuance, and (iii) Mr. Cameron received restricted securities.

Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At March 31, 2019, the Company had repurchased 2,041,971 shares of its common stock and, a total of 2,958,029 shares remained available for repurchase at March 31, 2019, pursuant to the 5,000,000 shares repurchase plans. The Company did not repurchase shares of common stock during the quarter ended March 31, 2019.

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: May 15, 2019	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ HAROLD D. KAHN
		Name:	Harold D. Kahn
		Title:	Acting Chief Financial Officer and Acting Principal Accounting Officer (Principal Financial Officer)

