Form 10-Q
period 2019-06-30
Wright Investors Service Holdings, Inc.
filed 2019-08-07
CIK 1279715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 7, 2019, there were 19,744,321 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Expenses
Compensation and benefits	$127	$195	$280	$372
Other operating	418	332	892	627
	545	527	1,172	999
Operating loss from continuing operations	(545)	(527)	(1,172)	(999)

Interest and other income, net	46	5	192	7
Loss from continuing operations before income taxes	(499)	(522)	(980)	(992)
Income tax expense	(14)	(23)	(25)	(36)
Net loss from continuing operations	(513)	(545)	(1,005)	(1,028)
Loss from discontinued operations, net of tax	-	(264)	-	(198)
Net loss	$(513)	$(809)	$(1,005)	$(1,226)

Basic and diluted loss per share
Continuing operations loss per share	$(0.03)	$(0.03)	$(0.05)	$(0.05)
Discontinued operations loss per share	-	(0.01)	-	(0.01)
Net loss per share	$(0.03)	$(0.04)	$(0.05)	$(0.06)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,237	$6,163
Investments in U.S. Treasury Bills, held for trading	4,994	2,980
Income tax receivable	124	51
Prepaid expenses and other current assets	50	146
Total current assets	8,405	9,340

Other assets	58	58
Right of use lease asset	58	-
Deferred tax assets	-	74
Total assets	$8,521	$9,472

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$148	$204
Operating lease liability	66	-
Total current liabilities	214	204

Total liabilities	214	204

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued	-	-

Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 20,559,540 and 20,462,462 as of June 30, 2019 and December 31, 2018, respectively; outstanding 19,744,321 and 19,647,243 at June 30, 2019 and December 31, 2018, respectively	205	204

Additional paid-in capital	34,089	34,046
Accumulated deficit	(24,288)	(23,283)
Treasury stock, at cost (815,219 shares at June 30, 2019 and December 31, 2018)	(1,699)	(1,699)
Total stockholders' equity	8,307	9,268
Total liabilities and stockholders’ equity	$8,521	$9,472

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities

Net loss	$(1,005)	$(1,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based compensation, including vesting of stock to directors	44	71
Amortization expense – right-of-use assets	137	-
Change in unrealized appreciation on investments in U.S. Treasury Bills	13	-
Changes in other operating items:
Deferred tax asset	74	-
Income taxes receivable/ payable	(73)	11
Prepaid expenses and other current expenses	96	99
Accounts payable and accrued expenses	(56)	(16)
Operating lease liability	(129)	-
Assets net of liabilities held for sale	-	(192)
Net cash used in operating activities	(899)	(1,253)

Cash flows from investing activities
Investments in U.S. Treasury Bills	(2,027)	-
Net cash used in investing activities	(2,027)	-

Net decrease in cash and cash equivalents	(2,926)	(1,253)
Cash and cash equivalents at the beginning of the period	6,163	5,601
Cash and cash equivalents at the end of the period	$3,237	$4,348

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND SIX MONTHS ENDED June 30, 2019 and 2018

(UNAUDITED)

(in thousands, except per share data)

						Total
	Common stock (Issued and outstanding)		Additional paid -in	Accumulated	Treasury stock, at	stock- holders
	shares	amount	capital	deficit	cost	equity
Balance at December 31, 2017	19,962,014	$199	$33,933	$(21,409)	$(1,699)	$11,024
ASC 606 cumulative adjustment	-	-	-	(157)	-	(157)
Adjusted balance at December 31, 2017	19,962,014	$199	$33,933	$(21,566)	$(1,699)	$10,867
Net loss	-	-	-	(417)	-	(417)
Equity based compensation expense	-	-	16	-	-	16
Shares issuable for vested restricted stock units	200,000	-	-	-	-	-
Issuance and vesting of common stock to directors	129,275	-	27	-	-	27
Balance at March 31, 2018	20,291,289	$199	$33,976	$(21,983)	$(1,699)	$10,493
Net loss	-	-	-	(809)	-	(809)
Issuance of restricted stock units	-	2	-	-	-	2
Vesting of common stock to directors	-	-	26	-	-	26
Balance at June 30, 2018	20,291,289	$201	$34,002	$(22,792)	$(1,699)	$9,712

Balance at December 31, 2018	20,462,462	$204	$34,046	$(23,283)	$(1,699)	$9,268
Net loss	-	-	-	(492)	-	(492)
Vesting of restricted stock units	-	-	2	-	-	2
Issuance of common stock to directors	-	-	20	-	-	20
Balance at March 31, 2019	20,462,462	$204	$34,068	$(23,775)	$(1,699)	$8,798
Net loss	-	-	-	(513)	-	(513)
Equity based compensation expense	-	-	2	-	-	2
Issuance of common stock to directors	97,078	1	19	-	-	20
Balance at June 30, 2019	20,559,540	$205	$34,089	$(24,288)	$(1,699)	$8,307

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three months ended June 30, 2019 and 2018

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

Winthrop’s results of operations for the three and six months ended June 30, 2018 have been reclassified as discontinued operations to be consistent with the current period’s presentation.

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

The Company is not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. However, under the Investment Company Act of 1940, as amended (the “Investment Company Act”), a company may fall within the scope of being an “inadvertent investment company” under section 3(a)(1)(C) of such Act if the value of its investment securities (as defined in the Investment Company Act) is more than 40% of its total assets (exclusive of government securities and cash and certain cash equivalents). As of June 30, 2019, the Company is not considered an inadvertent investment company.

2.	Adoption of new accounting guidance

In February 2016, the FASB established ASC Topic 842, Leases (Topic 842), by issuing ASU No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. Lease expense is recognized based on an effective interest method for finance leases, and on a straight-line basis over the term of the lease for operating leases. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this standard on January 1, 2019, which did not have a material impact on the condensed consolidated financial statements.

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

Loss per share for the three months ended June 30, 2019 and 2018 respectively, is calculated based on 19,744,321 and 19,476,000 weighted average outstanding shares of common stock. Included in the share number are vested Restricted Stock Units (“RSUs”) of 111,701 for the three months ended June 30, 2018. There were no vested Restricted Stock Units for the quarter ended June 30, 2019.

Loss per share for the six months ended June 30, 2019 and 2018 respectively, is calculated based on 19,688,848 and 19,420,000 weighted average outstanding shares of common stock. Included in the share number are vested RSUs of 135,510 for the six months ended June 30, 2018. There were no vested Restricted Stock Units for the six months ended June 30, 2019.

Options for 550,000 shares of common stock, for the six months ended June 30, 2019 and 2018, respectively, and unvested RSUs for 100,000 shares of common stock for the three and six months ended June 30, 2019 were not included in the diluted computation as their effect would be anti-dilutive since the Company incurred net losses for both periods.

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

As of June 30, 2019, and December 31, 2018, the Company had $4,994,000 and $2,980,000, respectively, of investments of in U.S. government debt securities, which it holds as trading securities. U.S. government debt securities are valued using a model that incorporates market observable data, such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. U.S. government debt securities are categorized in Level 2 of the fair value hierarchy, depending on the inputs used and market activity levels for specific securities.

6.	Leases

In August 2014, the Company entered into a five-year sublease in Greenwich, Connecticut (“Lease”) for 10,000 square feet of office space which expires on September 30, 2019. The Company adopted ASC 842 – Leases on January 1, 2019 and elected the “package of practical expedients” noted in the transition guidance, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The lease continues to be classified as an operating lease. Upon adoption on January 1, 2019, the Company recognized a Right of Use Asset (“ROU”) of approximately $173,000 and an operating lease liability of $192,000, and reversed a deferred rent liability of approximately $19,000, which represented the present value of future lease payments as of January 1, 2019.

Lease expense charged to operations related to the facilities aggregated $58,000 and $15,000 in the three months ended June 30, 2019 and June 30, 2018, respectively. Rent expense allocated to Winthrop in the amount of $42,000 is included in Loss from discontinued operations for the three months ended June 30, 2018. Lease expense charged to operations related to the facilities aggregated $119,000 and $30,000 in the six months ended June 30, 2019 and June 30, 2018, respectively. Rent expense allocated to Winthrop in the amount of $85,000 is included in Loss from discontinued operations for the six month ended June 30, 2018. Cash payment for the operating lease for the six months ended June 30, 2019 aggregated to $129,000. Future minimum rent payment for the lease aggregated approximately $67,000, payable through September 30, 2019. Right of use lease asset and liability are included in the Condensed Consolidated Balance Sheet. At June 30, 2019, the Company reported approximately $58,000 Right of Use Lease Asset, net of deferred rent, and $66,000 operating lease liability.

7.	Income taxes

Income tax expense represents minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three and six months ended June 30, 2019 and 2018, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

8.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. As of June 30, 2019, the Company had repurchased 2,041,971 shares of its common stock and a total of 2,958,029 of the authorization shares, remained available for repurchase as of June 30, 2019. No such shares were repurchased during any of the three and six months ended June 30, 2019 and 2018.

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

The Company recorded compensation expense of $0 and $100, respectively, for the three ended June 30, 2019 and 2018, respectively, under these plans and compensation expense of $0 and $100, respectively, the six months ended June 30, 2019 and 2018, respectively, under these plans.

The Company issued 100,000 options to a consultant on March 28, 2016 which vest equally over 3 years and are subject to post vesting restrictions for sale for three years with an exercise price of $1.29, which price was equal to the market value at the date of the grant.

The fair value of the options granted on March 28, 2016 were reduced by an 8% discount for post vesting restrictions.

As of June 30, 2019, all options were vested and there were outstanding options to acquire 550,000 common shares under the 2007 NPDC Plan. All 550,000 options were vested and exercisable, having a weighted average exercise price of $1.35 per share, a weighted average contractual term of 1.75 years and zero aggregate intrinsic value. There were no grants, forfeitures or options exercised during the first and second quarters of 2019 and 2018, respectively.

Restricted stock units

On January 19, 2015 and March 31, 2015, 100,000 restricted stock units (“RSUs”) were issued on each date to two newly appointed directors of the Company.  The RSUs vested equally over 3 years.  The RSUs are valued based on the closing price of the Company’s common stock on January 19, 2015 and March 31, 2015 of $1.70 and $1.85, respectively, less an average discount of 8% for post-vesting restrictions on sale until the three-year anniversary of the grant date, or an average price per share of $1.56 and $1.70, respectively. As of June 30, 2019, and 2018, the RSU’s were already fully vested and the related 200,000 shares of the Company’s common stock were issued during the year ended December 31, 2018.

On February 13, 2019, 100,000 restricted stock units (“RSUs”) were issued to a newly appointed director of the Company. The RSUs vest equally, annually, over 3 years. The RSUs are valued based on the closing price of $0.42 of the Company’s common stock on February 13, 2019, less an average discount of 8% for post-vesting restrictions on sale until the three-year anniversary of the grant date, or an average price per share of $0.39.

The Company recorded compensation expense of $4,000 and $16,000 for the six months ended June 30, 2019 and 2018, respectively, related to these RSUs.  The total unrecognized compensation expense related to these unvested RSUs at June 30, 2019 is $35,000, which will be recognized over the remaining vesting period of approximately 2.5 years.

10.	Commitments, Contingencies, and Other

The Company has interests in land and certain flowage rights in undeveloped property (the “properties”) primarily located in Killingly, Connecticut. As of December 31, 2018, the properties were shown in the Consolidated Balance Sheet at $0 after recording an impairment loss of $355,000. The properties were deemed to be fully impaired as of December 31, 2018.

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

On July 27, 2018, the Company entered into a Consent Order with the DEEP relative to Acme Pond Dam. The Acme Pond Dam Consent Order requires the Company to investigate and recommend repairs to Acme Pond Dam. Based up on the work performed by the Company’s retained consulting engineering firm, the Company submitted its recommended Action Plan (the “Action Plan”) for Acme Pond Dam pursuant to the Consent Order on November 30, 2017 and such recommended Action Plan was approved by DEEP as submitted on May 23, 2019. The identified work under the Action Plan is planned to be performed and substantively completed by the end of the third calendar quarter, absent any unforeseen delays. The estimated cost of work to be performed under the Action Plan was $90,000 and was accrued for at December 31, 2018. Such amount continues to be an appropriate estimate as of June 30, 2019.

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

The Winthrop Corporation’s results of operations for the three and six months ended June 30, 2018 have been reclassified as discontinued operations to be consistent with the current period’s presentation.

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

Our Board of Directors is considering strategic uses for the The Winthrop Corporation Sale proceeds including, without limitation, using such funds, together with other funds of the Company, to develop or acquire interests in one or more operating businesses.  While we have focused our development or acquisition efforts on sectors in which our management has expertise, we do not wish to limit ourselves to, or to foreclose any opportunities in, any particular industry or sector.  Prior to this use, The Winthrop Corporation Sale proceeds have been, and we anticipate will continue to be, invested in high-grade, short-term investments (such as cash and cash equivalents) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation, until such time as we need to utilize such funds, or any portion thereof, for the purposes described above.   The directors will also consider alternatives for distributing some or all of its cash and cash equivalents to stockholders.

Results of operations

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

For the three months ended June 30, 2019, the Company had a loss from continuing operations before income taxes of $499,000 compared to a loss from continuing operations of $522,000 for the three months ended June 30, 2018.

The decreased loss before income taxes of $23,000 was the result of a decrease in Compensation and benefits of $68,000 and an increase of Interest and other income of $41,000, that was related to the investments in U.S. Treasury Bills, partially offset by increased Other operating expenses of $86,000, mainly as a consequence of increased rent expense due to the full absorption of rent by the Company subsequent to the sale of Winthrop and increased consulting fees.

Compensation and benefits

For the three months ended June 30, 2019, Compensation and benefits were $127,000 as compared to $195,000 for the three months ended June 30, 2018 as the result of the Company having fewer employees as of the three months ended June 30, 2019 in comparison to the three months ended June 30, 2018.

Other operating expenses

For the three months ended June 30, 2019, Other operating expenses were $418,000 as compared to $332,000 for the three months ended June 30, 2018. The increased operating expenses of $86,000 were primarily the result of increased rent expense after the sale of Winthrop during the third quarter of 2018, increased consulting fees and expenses associated with remediation of the reservoirs, partially offset by decreased travel and entertainment expenses.

Other Assets

The Company monitors investment in non-strategic assets for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records impairments in carrying values when necessary.

The Company has interests in land and certain flowage rights in undeveloped property (the “properties”) primarily located in Killingly, Connecticut, which are deemed to be fully impaired as of June 30, 2019 and December 31, 2018.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

For the six months ended June 30, 2019, the Company had a loss from continuing operations before income taxes of $980,000 compared to a loss from continuing operations of $992,000 for the six months ended June 30, 2018.

The decreased loss before income taxes of $12,000 was the result of a decrease in Compensation and benefits of $92,000 and an increase in Interest and other income of $185,000, as the result of the recovery of an old investment in a private entity that was deemed worthless and interest income earned from investments in U.S. Treasury Bills, partially offset by increased Other operating expenses of $265,000, mainly as a consequence of increased rent expense due to the full absorption of rent by the Company and increased consulting fees and expenses associated with the remediation of the reservoirs.

Compensation and benefits

For the six months ended June 30, 2019, Compensation and benefits were $280,000 as compared to $372,000 for the six months ended June 30, 2018 as the result of the Company having fewer employees.

Other operating expenses

For the six months ended June 30, 2019, Other operating expenses were $892,000 as compared to $627,000 for the six months ended June 30, 2018. The increased operating expenses of $265,000 were primarily the result of increased rent expense after the sale of Winthrop during the third quarter of 2018 and increased consulting fees and expenses associated with the remediation of the reservoirs, partially offset by decreased travel and entertainment expenses.

Income taxes

For the three and six months ended June 30, 2019, the Company recorded income tax expense from continuing operations of $14,000 and $25,000, respectively. For the three and six months ended June 30, 2018, the Company recorded an income tax expense of $23,000 and $36,000, respectively. Such amounts represent minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three and six months ended June 30, 2019 and 2018, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss.

Financial condition

Liquidity and Capital Resources

At June 30, 2019, the Company had cash and cash equivalents totaling $3,237,000 and investments of $4,994,000 in U.S. Treasury Bills.

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase. Please refer to Note 5 for valuation on Investments.

The decrease in cash and cash equivalents of $2,926,000 for the six months ended June 30, 2019 was primarily the result of $899,000 used in operating activities and $2,027,000 used to invest in U.S. Treasury Bills.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At June 30, 2019, the Company had repurchased 2,041,971 shares of its common stock and, a total of 2,958,029 shares remained available for repurchase at June 30, 2019, pursuant to the 5,000,000 shares repurchase plans. The Company did not repurchase shares of common stock during the quarter ended June 30, 2019.

Item 5.	Other Information

As requested by Harvey P. Eisen, effective July 1, 2019, the Company’s Board of Directors voted unanimously to reduce Mr. Eisen’s compensation from an annual amount of $300,000 to an annual amount of $20,000 for the period of July 1, 2019 through September 30, 2019.

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: August 7, 2019	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2019	By:	/s/ HAROLD D. KAHN
		Name:	Harold D. Kahn
		Title:	Acting Chief Financial Officer and Acting Principal Accounting Officer (Principal Financial Officer)