Form 10-Q
period 2019-09-30
Wright Investors Service Holdings, Inc.
filed 2019-11-13
CIK 1279715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of October 30, 2019, there were 19,839,777 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Expenses
Compensation and benefits	$46	$184	$326	$556
Other operating	452	317	1,344	944
	498	501	1,670	1,500
Operating loss from continuing operations	(498)	(501)	(1,670)	(1,500)

Interest and other income, net	40	17	232	24
Loss from continuing operations before income taxes	(458)	(484)	(1,438)	(1,476)
Income tax expense	(1)	(3)	(26)	(39)
Net loss from continuing operations	(459)	(487)	(1,464)	(1,515)
Income from discontinued operations, net of tax	-	1,008	-	810
Net income (loss)	$(459)	$521	$(1,464)	$(705)

Basic and diluted income (loss) per share
Continuing operations loss per share	$(0.02)	$(0.02)	$(0.07)	$(0.08)
Discontinued operations loss per share	-	0.05	-	0.04
Net income (loss) per share	$(0.02)	$0.03	$(0.07)	$(0.04)

Weighted-average shares used in computation of earnings per share:
Continuing operations	19,744,321	19,570,465	19,705,490	19,474,639
Discontinued operations	-	19,570,465	-	19,474,639

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,999	$6,163
Investments in U.S. Treasury Bills, held for trading	5,819	2,980
Income tax receivable	55	51
Prepaid expenses and other current assets	38	146
Total current assets	7,911	9,340

Other assets	65	58
Deferred tax assets	-	74
Total assets	$7,976	$9,472

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$105	$204
Total current liabilities	105	204

Total liabilities	105	204

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued

Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 20,559,540 and 20,462,462 as of September 30, 2019 and December 31, 2018, respectively; outstanding 19,744,321 and 19,647,243 at September 30, 2019 and December 31, 2018, respectively	205	204

Additional paid-in capital	34,112	34,046
Accumulated deficit	(24,747)	(23,283)
Treasury stock, at cost (815,219 shares at September 30, 2019 and December 31, 2018)	(1,699)	(1,699)
Total stockholders' equity	7,871	9,268
Total liabilities and stockholders’ equity	$7,976	$9,472

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities

Net loss	$(1,464)	$(705)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based compensation, including vesting of stock to directors	67	99
Gain on sale of Winthrop, net of transaction costs	-	(664)
Amortization expense – right-of-use assets	192	-
Change in unrealized appreciation on investments in U.S. Treasury Bills	(10)	-
Changes in other operating items:
Deferred tax asset	74	-
Income taxes receivable/ payable	(4)	14
Prepaid expenses and other current expenses	101	64
Accounts payable and accrued expenses	(99)	(17)
Operating lease liability	(192)	-
Net cash used in operating activities	(1,335)	(1,209)

Cash flows from investing activities
Investments in U.S. Treasury Bills	(15,814)	-
Proceeds from redemptions of U.S. Treasury Bills	12,985	-
Proceeds from sale of Winthrop, net of transaction costs	-	5,448
Net cash (used in) provided by investing activities	(2,829)	5,448

Net (decrease) increase in cash and cash equivalents	(4,164)	4,239
Cash and cash equivalents at the beginning of the period	6,163	5,601
Cash and cash equivalents at the end of the period	$1,999	$9,840

Supplemental disclosures of cash flow information	$4	$30
Net cash paid during the period for Income taxes

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(in thousands, except per share data)

						Total
	Common stock		Additional		Treasury	stock-
	(Issued and outstanding)		paid -in	Accumulated	stock, at	holders
	shares	amount	capital	deficit	cost	equity
Balance at December 31, 2017	19,962,014	$199	$33,933	$(21,409)	$(1,699)	$11,024
ASC 606 cumulative adjustment	-	-	-	(157)	-	(157)
Adjusted balance at December 31, 2017	19,962,014	$199	$33,933	$(21,566)	$(1,699)	$10,867
Net loss	-	-	-	(417)	-	(417)
Equity based compensation expense	-	-	16	-	-	16
Shares issuable for vested restricted stock units	200,000	-	-	-	-	-
Issuance and vesting of common stock to directors	129,275	-	27	-	-	27
Balance at March 31, 2018	20,291,289	$199	$33,976	$(21,983)	$(1,699)	$10,493
Net loss	-	-	-	(809)	-	(809)
Issuance of restricted stock units	-	2	-	-	-	2
Vesting of common stock to directors	-	-	26	-	-	26
Balance at June 30, 2018	20,291,289	$201	$34,002	$(22,792)	$(1,699)	$9,712
Net loss	-	-	-	521	-	521
Issuance of restricted stock units	-	-	-	-	-	-
Issuance of common stock to directors	125,860	2	26	-	-	28
Balance at September 30, 2018	20,417,149	$203	$34,028	$(22,271)	$(1,699)	$10,261

Balance at December 31, 2018	20,462,462	$204	$34,046	$(23,283)	$(1,699)	$9,268
Net loss	-	-	-	(492)	-	(492)
Vesting of restricted stock units	-	-	2	-	-	2
Vesting of common stock to directors	-	-	20	-	-	20
Balance at March 31, 2019	20,462,462	$204	$34,068	$(23,775)	$(1,699)	$8,798
Net loss	-	-	-	(513)	-	(513)
Equity based compensation expense	-	-	2	-	-	2
Issuance of common stock to directors	97,078	1	19	-	-	20
Balance at June 30, 2019	20,559,540	$205	$34,089	$(24,288)	$(1,699)	$8,307
Net loss	-	-	-	(459)	-	(459)
Equity based compensation expense	-	-	3	-	-	3
Vesting of common stock to directors	-	-	20	-	-	20
Balance at September 30, 2019	20,559,540	$205	$34,112	$(24,747)	$(1,699)	$7,871

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three and Nine months ended September 30, 2019 and 2018

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

Winthrop’s results of operations for the three and nine months ended September 30, 2018 have been reclassified as discontinued operations to be consistent with the current period’s presentation.

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

The Company is not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. However, under the Investment Company Act of 1940, as amended (the “Investment Company Act”), a company may fall within the scope of being an “inadvertent investment company” under section 3(a)(1)(C) of such Act if the value of its investment securities (as defined in the Investment Company Act) is more than 40% of its total assets (exclusive of government securities and cash and certain cash equivalents). As of September 30, 2019, the Company is not considered an inadvertent investment company.

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

Loss per share for the three months ended September 30, 2019 and 2018 respectively, is calculated based on 19,744,321 and 19,570,000 weighted average outstanding shares of common stock. Included in the share number are vested Restricted Stock Units (“RSUs”) of 11,701 for the three months ended September 30, 2018. There were no vested Restricted Stock Units for the quarter ended September 30, 2019.

Loss per share for the nine months ended September 30, 2019 and 2018 respectively, is calculated based on 19,705,490 and 19,475,000 weighted average outstanding shares of common stock. Included in the share number are vested RSUs of 98,367 for the nine months ended September 30, 2018. There were no vested Restricted Stock Units for the nine months ended September 30, 2019.

Options for 550,000 shares of common stock, for the nine months ended September 30, 2019 and 2018, respectively, and unvested RSUs for 100,000 shares of common stock for the three and nine months ended September 30, 2019 were not included in the diluted computation as their effect would be anti-dilutive since the Company incurred net losses for both periods.

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

As of September 30, 2019, and December 31, 2018, the Company had $5,819,000 and $2,980,000, respectively, of investments of U.S. government debt securities, which it holds as trading securities. U.S. government debt securities are valued using a model that incorporates market observable data, such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. U.S. government debt securities are categorized in Level 2 of the fair value hierarchy, depending on the inputs used and market activity levels for specific securities.

6.	Leases

In August 2014, the Company entered into a five-year sublease in Greenwich, Connecticut for 10,000 square feet of office space which expired on September 30, 2019. The Company adopted ASC 842 – Leases on January 1, 2019 and elected the “package of practical expedients” noted in the transition guidance, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The lease continued to be classified as an operating lease. Upon adoption on January 1, 2019, the Company recognized Right of Use Asset (“ROU”) of approximately $173,000 and an operating lease liability of $192,000, and reversed a deferred rent liability of approximately $19,000, which represented the present value of future lease payments as of January 1, 2019. As of September 30, 2019, the ROU asset was fully amortized and operating lease liability was fully paid upon the expiration of the lease on the same date.

In July 2019, the Company entered into a six-month lease at $3,800 per month for office space in a building located in Mt. Kisco, NY. The lease commenced on September 1, 2019 and will expire on February 29, 2020, after which it can be renewed on a monthly basis. According to ASC 842, this lease is considered a short-term lease. The Company elected to apply the short-term measurement and recognition exemption, and the lease payments will be recognized in net income on a straight-line basis over the lease term.

Lease expense charged to operations related to the facilities aggregated $61,000 and $31,000 in the three months ended September 30, 2019 and September 30, 2018, respectively. Rent expense allocated to Winthrop in the amount of $27,000 is included in Loss from discontinued operations for the three months ended September 30, 2018. Lease expense charged to operations related to the facilities aggregated $181,000 and $61,000 in the nine months ended September 30, 2019 and September 30, 2018, respectively. Rent expense allocated to Winthrop in the amount of $112,000 is included in Loss from discontinued operations for the nine months ended September 30, 2018. Cash payment for the operating lease for the nine months ended September 30, 2019 aggregated to $199,000.

7.	Income taxes

Income tax expense represents minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three and nine months ended September 30, 2019 and 2018, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

8.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. As of September 30, 2019, the Company had repurchased 2,041,971 shares of its common stock and a total of 2,958,029 of the authorization shares, remained available for repurchase as of September 30, 2019. No such shares were repurchased during any of the three and nine months ended September 30, 2019 and 2018.

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

The Company recorded compensation expense of $0 and $100, respectively, for the three and nine months ended September 30, 2019 and 2018.

The Company issued 100,000 options to a consultant on March 28, 2016 which vest equally over 3 years and are subject to post vesting restrictions for sale for three years with an exercise price of $1.29, which price was equal to the market value at the date of the grant.

The fair value of the options granted on March 28, 2016 were reduced by an 8% discount for post vesting restrictions.

As of September 30, 2019, all options were vested and there were outstanding options to acquire 550,000 common shares under the 2007 NPDC Plan. All 550,000 options were vested and exercisable, having a weighted average exercise price of $1.35 per share, a weighted average contractual term of 1.75 years and zero aggregate intrinsic value. There were no grants, forfeitures or options exercised during the first, second and third quarters of 2019 and 2018, respectively.

Restricted stock units

On January 19, 2015 and March 31, 2015, 100,000 restricted stock units (“RSUs”) were issued on each date to two newly appointed directors of the Company.  The RSUs vested equally over 3 years.  The RSUs are valued based on the closing price of the Company’s common stock on January 19, 2015 and March 31, 2015 of $1.70 and $1.85, respectively, less an average discount of 8% for post-vesting restrictions on sale until the three-year anniversary of the grant date, or an average price per share of $1.56 and $1.70, respectively. As of September 30, 2019, and 2018, the RSU’s were already fully vested and the related 200,000 shares of the Company’s common stock were issued during the year ended December 31, 2018.

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

The Company recorded compensation expense of $7,000 and $16,000 for the nine months ended September 30, 2019 and 2018, respectively, related to these RSUs.  The total unrecognized compensation expense related to these unvested RSUs at September 30, 2019 is $31,000, which will be recognized over the remaining vesting period of approximately 2.5 years.

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

On July 27, 2018, the Company entered into a Consent Order with the DEEP relative to Acme Pond Dam. The Acme Pond Dam Consent Order requires the Company to investigate and recommend repairs to Acme Pond Dam. Based up on the work performed by the Company’s retained consulting engineering firm, the Company submitted its recommended Action Plan (the “Action Plan”) for Acme Pond Dam pursuant to the Consent Order on November 30, 2017 and such recommended Action Plan was approved by DEEP as submitted on May 23, 2019. The identified work under the Action Plan is ongoing. The estimated cost of work to be performed under the Action Plan was $90,000 and was accrued for at December 31, 2018. Repair work conducted in accordance with the Action Plan during the third quarter of 2019 resulted in expenses of approximately $50,000 and the remaining balance of the accrual decreased to $40,000 as of September 30, 2019.

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

The Winthrop Corporation’s results of operations for the three and nine months ended September 30, 2018 have been reclassified as discontinued operations to be consistent with the current period’s presentation.

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

Our Board of Directors is considering strategic uses for the Winthrop Corporation Sale proceeds including, without limitation, using such funds, together with other funds of the Company, to develop or acquire interests in one or more operating businesses.  While we have focused our development or acquisition efforts on sectors in which our management has expertise, we do not wish to limit ourselves to, or to foreclose any opportunities in, any particular industry or sector.  Prior to this use, The Winthrop Corporation Sale proceeds have been, and we anticipate will continue to be, invested in high-grade, short-term investments (such as cash and cash equivalents) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation, until such time as we need to utilize such funds, or any portion thereof, for the purposes described above.   The directors will also consider alternatives for distributing some or all of its cash and cash equivalents to stockholders.

Results of operations

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

For the three months ended September 30, 2019, the Company had a loss from continuing operations before income taxes of $458,000 compared to a loss from continuing operations of $484,000 for the three months ended September 30, 2018.

The decreased loss before income taxes of $26,000 was the result of a decrease in Compensation and benefits of $138,000 and an increase of Interest and other income of $23,000 that was related to the investments in U.S. Treasury Bills, partially offset by increased Other operating expenses of $135,000 mainly as a consequence of increased legal fees related to the reimbursement of certain legal expenses to a shareholder for the sale of their shares in the Company, and increased consulting fees.

Compensation and benefits

For the three months ended September 30, 2019, Compensation and benefits were $46,000 as compared to $184,000 for the three months ended September 30, 2018 as the result of the Company having fewer employees as of the three months ended September 30, 2019 in comparison to the three months ended September 30, 2018 and the decrease of the CEO compensation during the third quarter of 2019. Effective October 1, 2019, the Company’s Compensation Committee returned Mr. Eisen’s compensation to $300,000 per annum to reflect his duties in exploring strategic alternatives for the Company.

Other operating expenses

For the three months ended September 30, 2019, Other operating expenses were $452,000 as compared to $317,000 for the three months ended September 30, 2018. The increased operating expenses of $135,000 were primarily the result of increased legal fees related to the reimbursement of certain legal expenses to a shareholder for the sale of their shares in the Company, increased consulting fees and general office expense associated with the move to a new office building, partially offset by decreased travel and entertainment expenses and expenses associated with remediation of the reservoirs.

Other Assets

The Company monitors investment in non-strategic assets for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records impairments in carrying values when necessary.

The Company has interests in land and certain flowage rights in undeveloped property (the “properties”) primarily located in Killingly, Connecticut, which are deemed to be fully impaired as of September 30, 2019 and December 31, 2018.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

For the nine months ended September 30, 2019, the Company had a loss from continuing operations before income taxes of $1,438,000 compared to a loss from continuing operations of $1,476,000 for the nine months ended September 30, 2018.

The decreased loss before income taxes of $38,000 was the result of a decrease in Compensation and benefits of $230,000 and an increase in Interest and other income of $208,000, that includes the recovery of an old investment in a private entity of $100,000 that was deemed worthless and interest income earned from investments in U.S. Treasury Bills, partially offset by increased Other operating expenses of $400,000, mainly as a consequence of increased rent expense due to the full absorption of rent by the Company and increased consulting fees and increased legal fees related to the reimbursement of certain legal expenses to a shareholder for the sale of their shares in the Company, partially offset by decrease in expenses associated with the remediation of the reservoirs and decrease in travel and entertainment expenses.

Compensation and benefits

For the nine months ended September 30, 2019, Compensation and benefits were $326,000 as compared to $556,000 for the nine months ended September 30, 2018 as the result of the Company having fewer employees and the decrease of the CEO compensation during the third quarter of 2019. Effective October 1, 2019, the Company’s Compensation Committee returned Mr. Eisen’s compensation to $300,000 per annum to reflect his duties in exploring strategic alternatives for the Company.

Other operating expenses

For the nine months ended September 30, 2019, Other operating expenses were $1,344,000 as compared to $944,000 for the nine months ended September 30, 2018. The increased operating expenses of $400,000 mainly as a consequence of increased rent expense due to the full absorption of rent by the Company and increased consulting fees and increased legal fees related to the reimbursement of certain legal expenses to a shareholder for the sale of their shares in the Company, partially offset by decrease in expenses associated with the remediation of the reservoirs and decrease in travel and entertainment expenses.

Income taxes

For the three and nine months ended September 30, 2019, the Company recorded income tax expense from continuing operations of $1,000 and $26,000, respectively. For the three and nine months ended September 30, 2018, the Company recorded an income tax expense of $3,000 and $39,000, respectively. Such amounts represent minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three and nine months ended September 30, 2019 and 2018, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the loss.

Financial condition

Liquidity and Capital Resources

At September 30, 2019, the Company had cash and cash equivalents totaling $1,999,000.

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase. Please refer to Note 5 for valuation on Investments.

The decrease in cash and cash equivalents of $4,164,000 for the nine months ended September 30, 2019 was primarily the result of $1,335,000 used in operating activities, mainly due to net loss of $1,464, and $2,829,000 used to invest in U.S. Treasury Bills.

The Company believes that its working capital is sufficient to support its operating requirements through September 30, 2020.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At September 30, 2019, the Company had repurchased 2,041,971 shares of its common stock and, a total of 2,958,029 shares remained available for repurchase at September 30, 2019, pursuant to the 5,000,000 shares repurchase plans. The Company did not repurchase shares of common stock during the quarter ended September 30, 2019.

Item 5.	Other Information

As requested by Harvey P. Eisen, effective July 1, 2019, the Company’s Board of Directors voted unanimously to reduce Mr. Eisen’s compensation from an annual amount of $300,000 to an annual amount of $20,000 for the period of July 1, 2019 through September 30, 2019. Effective October 1, 2019, the Company’s Compensation Committee returned Mr. Eisen’s compensation to $300,000 per annum to reflect his duties in exploring strategic alternatives for the Company.

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: November 13, 2019	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2019	By:	/s/ HAROLD D. KAHN
		Name:	Harold D. Kahn
		Title:	Acting Chief Financial Officer and Acting Principal Accounting Officer (Principal Financial Officer)

