Form 10-K
period 2019-12-31
Wright Investors Service Holdings, Inc.
filed 2020-03-30
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file Number: 000-50587

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4005439
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

118 North Bedford Road, Ste. 100, Mount Kisco, NY 10549
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

As of March 15, 2020, 19,839,777 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the 2019 annual meeting of stockholders, or an amendment to this Annual Report on Form 10-K, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2019.

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

The Company currently has a substantial portion of its assets consisting of cash and cash equivalents; it also owns certain impaired value land and water flowage rights.

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

Winthrop’s results of operations through July 16, 2018 have been accounted for as a discontinued operation in the accompanying Consolidated Statement of Operations for the year ended December 31, 2018.

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

Employees

The Company has 2 full-time employees as of December 31, 2019.

Connecticut Property

The Company has interests in land and certain flowage rights in undeveloped property (the “properties”) primarily located in Killingly, Connecticut. The properties were fully impaired as of December 31, 2018.

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

As of December 31, 2019, Bedford Oak Advisors, LLC and William H. Miller beneficially owned 27.78% and 14.47% of the Company’s common stock, respectively. Bedford Oak Advisors, LLC is controlled by Mr. Harvey P. Eisen, the Company’s Chairman and Chief Executive Officer. Mr. Eisen beneficially owned at such date an aggregate of 29.04% of the Company’s common stock, which percentage includes the 27.78% beneficially owned by Bedford Oak Advisors, LLC. The Company has entered into Investor Rights Agreements with former Winthrop stockholders that received shares of our common stock in connection with a prior acquisition. The Investor Rights Agreement is a registration rights agreement, which include both customary demand and “piggyback” registration provisions, allow the respective stockholders to cause us to file one or more registration statements for the resale of their respective shares of the Company’s common stock and cooperate in certain underwritten offerings. Sales by us or our large stockholders of a substantial number of shares of our common stock in the public market pursuant to registration rights or otherwise, or the perception that these sales might occur, could cause the market price of our common stock to decline.

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

At December 31, 2019, we had outstanding 19,839,777 shares of our common stock. In addition, there are options to purchase a total of 550,000 shares of common stock, all of which are exercisable as of December 31, 2019. The Company is authorized to issue up to 30,000,000 shares of common stock and are therefore able to issue additional shares without being required under corporate law to obtain shareholder approval.  If we issue additional shares, or if our existing shareholders exercise their outstanding options, our other shareholders may find their holdings drastically diluted, which if it occurs, means they would own a smaller percentage of our Company.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

In August 2014, the Company entered into a five-year sublease in Greenwich, Connecticut for 10,000 square feet of office space which expired on September 30, 2019. In July 2019, the Company entered into a six-month lease for office space in a building located in Mt. Kisco, NY. The lease commenced on September 1, 2019 and expires on February 29, 2020, after which it will be renewed on a monthly basis for $3,800 per month.

Item 3.  Legal Proceedings.

On September 26, 2014, the Connecticut Department of Energy and Environmental Protection (“DEEP”) issued two Orders requiring the investigation and repair of two dams in which the Company and its subsidiaries have certain ownership interests.  The first Order required that the Company investigate and make specified repairs to the ACME Pond Dam located in Killingly, Connecticut.  The second Order, as subsequently revised by DEEP on October 10, 2014, required that the Company investigate and make specified repairs to the Killingly Pond Dam located in Killingly, Connecticut.  The Company administratively appealed and contested the allegations in both Orders.  On July 27, 2017, the Company entered into a Consent Order with the DEEP relative to Killingly Pond Dam. The Killingly Pond Consent Order required the Company to continue to perform routine maintenance and administrative procedures consistent with DEEP’s Dam Safety regulations, the cost of which was not material to the Company’s financial position or results of operations.

On July 27, 2018, the Company entered into a Consent Order with the DEEP relative to Acme Pond Dam. The Acme Pond Dam Consent Order required the Company to investigate and recommend repairs to Acme Pond Dam. Based up on the work performed by the Company’s retained consulting engineering firm, the Company submitted its recommended Action Plan (the “Action Plan”) for Acme Pond Dam pursuant to the Consent Order on November 30, 2017 and such recommended Action Plan was approved by DEEP as submitted on May 23, 2019. The estimated cost of contracted work to be performed under the Action Plan was $90,000 and was accrued for at December 31, 2018. Total expenses, including professional fees, for the repair work conducted in accordance with the Action Plan during the year ending December 31, 2019 were approximately $150,000.

All repair work required for both the ACME Pond Dam and the Killingly Pond Dam was completed as of December 31, 2019. DEEP issued a Certificate of Compliance for Consent Order for the ACME Pond Dam on February 7, 2020. The Company is currently waiting for the final administrative sign off for Killingly Pond Dam. On February 11, 2020, the Company and its representatives met with the Town of Killingly Town Council to discuss a proposed ownership transfer of the properties to the Town of Killingly or a group of interested parties. The proposal is currently under the review of the Town of Killingly Town Council, in conjunction with the Town Manager.

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

The Company did not declare or pay any cash dividends on its common stock in 2019 or 2018. The Company currently intends to retain future earnings to finance the growth and development of its business however, the directors will also consider alternative for distributing some or all of its cash and cash equivalents to stockholders.

Issuer Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At December 31, 2019 and 2018, the Company had repurchased an aggregate of 2,041,971 shares of its common stock and a total of 2,958,029 shares remained available for repurchase at December 31, 2019 and 2018, pursuant to the 5,000,000 shares repurchase plans. The Company did not repurchase any common stock during the year ended December 31, 2019.

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

The Winthrop Corporation’s results of operations through July 17, 2018 has been accounted for as a discontinued operation in the Consolidated Statements of Operations for the year ended December 31, 2018.

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

Investments

Investment in undeveloped properties.

The Company owns certain non-strategic assets, which includes an investment in land and certain flowage rights in undeveloped property (the “properties”) primarily located Killingly, Connecticut, which were fully impaired as of December 31, 2018, due to the Company's belief that the value of the land is nominal as a result of ongoing remediation efforts and no active market for sale of such land.

Environmental matters

On September 26, 2014, the Connecticut Department of Energy and Environmental Protection (“DEEP”) issued two Orders requiring the investigation and repair of two dams in which the Company and its subsidiaries have certain ownership interests.  The first Order required that the Company investigate and make specified repairs to the ACME Pond Dam located in Killingly, Connecticut.  The second Order, as subsequently revised by DEEP on October 10, 2014, required that the Company investigate and make specified repairs to the Killingly Pond Dam located in Killingly, Connecticut.  The Company administratively appealed and contested the allegations in both Orders.  On July 27, 2017, the Company entered into a Consent Order with the DEEP relative to Killingly Pond Dam. The Killingly Pond Consent Order required the Company to continue to perform routine maintenance and administrative procedures consistent with DEEP’s Dam Safety regulations, the cost of which was not material to the Company’s financial position or results of operations.

On July 27, 2018, the Company entered into a Consent Order with the DEEP relative to Acme Pond Dam. The Acme Pond Dam Consent Order required the Company to investigate and recommend repairs to Acme Pond Dam. Based up on the work performed by the Company’s retained consulting engineering firm, the Company submitted its recommended Action Plan (the “Action Plan”) for Acme Pond Dam pursuant to the Consent Order on November 30, 2017 and such recommended Action Plan was approved by DEEP as submitted on May 23, 2019. The estimated cost of contracted work to be performed under the Action Plan was $90,000 and was accrued for at December 31, 2018. Total expenses, including professional fees, for the repair work conducted in accordance with the Action Plan during the year ending December 31, 2019 were approximately $150,000.

All repair work required for both the ACME Pond Dam and the Killingly Pond Dam was completed as of December 31, 2019. DEEP issued a Certificate of Compliance for Consent Order for the ACME Pond Dam on February 7, 2020. The Company is currently waiting for the final administrative sign off for Killingly Pond Dam. On February 11, 2020, the Company and its representatives met with the Town of Killingly Town Council to discuss a proposed ownership transfer of the properties to the Town of Killingly or a group of interested parties. The proposal is currently under the review of the Town of Killingly Town Council, in conjunction with the Town Manager.

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

Stock-based compensation

Stock-based compensation cost for employees is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. Stock-based compensation cost for consultants is initially measured at the grant date based on the fair value of the award, remeasured each reporting date until the instrument vests, at which time the cost is established. The cost is recognized as an expense on a straight-line basis, as adjusted each reporting period, over the requisite service period, which is generally the vesting period. See Note 10 to the Consolidated Financial Statements for further information regarding the Company’s stock-based compensation assumptions and expense.

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

Results of Operations

Year ended December 31, 2019 compared to the year ended December 31, 2018

For the year ended December 31, 2019, the Company had a loss from continuing operations before income taxes of $1,978,000 compared to a loss from continuing operations before income taxes of $2,487,000 for the year ended December 31, 2018.

The decreased loss of $509,000 was primarily the result of decreased Compensation and benefits of $352,000, decreased impairment loss of $355,000, increased other operating expenses of $393,000, and increased interest income of $195,000.

Compensation and benefits

For the year ended December 31, 2019, Compensation and benefits were $449,000 as compared to $801,000 for the year ended December 31, 2018.

The decreased Compensation and benefits of $352,000 in 2019 was primarily the result of less employees after the sale of Winthrop in 2018.

Other operating expenses

For the year ended December 31, 2019, Other operating expenses were $1,791,000 as compared to $1,398,000 for the year ended December 31, 2018.

The increased operating expenses of $393,000 were primarily the result of increased consulting fees as a result of less full-time employees and increased legal fees related to reviewing strategic opportunities. The increased expenses were partially offset by decreased reserves for future repairs related to the Company’s interests in land and flowage rights in undeveloped property in Killingly, Connecticut. The reserve for repairs was accrued in 2018 and the repair work was completed in 2019.

Impairment of undeveloped land

For the year ended December 31, 2018, the Company recorded an impairment loss in the amount of $355,000 due to the Company’s belief that the value of the land is nominal as a result of ongoing remediation efforts and no active market for sale of such land.

Income taxes

For the years ended December 31, 2019 and 2018, the income tax expense related to continuing operations of $25,000 and $40,000, respectively, substantially represents state minimum income taxes.

The sale of Winthrop on July 17, 2018, which resulted in a gain of approximately $1,200,000, had no impact on income tax expense. Due to differences in basis for tax purposes and financial reporting purposes, the sale resulted in a tax loss of approximately $2,000,000.

With the exception of the deferred tax asset related to the AMT credit carryforward, the Company recorded a full valuation allowance against its net deferred tax assets. Due to a full valuation allowance to offset deferred tax assets related to net operating loss carryforwards attributable to the loss, no tax benefit has been recorded in relation to the pre-tax loss from continuing operations for the years ended December 31, 2019 and December 31, 2018.

Income from discontinued operations

During the year ended December 31, 2018, income from discontinued operations was as follows:

Year Ended December 31, 2018
Net assets held for sale at July 16, 2018	$(4,957)
Selling price, as adjusted	6,173
Transaction costs	(552)
Income from discontinued operation	146
Income from discontinued operation	$810

Financial condition, liquidity and capital resources

Liquidity and Capital Resources

At December 31, 2019, the Company had cash and cash equivalents totaling $7,336,000, which it intends to use to acquire interests in one or more operating businesses, to fund the Company’s general and administrative expenses, and the directors will also consider alternatives for distributing some or all of its cash and cash equivalents to stockholders.  The Company believes that its working capital is sufficient to support its operating requirements through March 31, 2021.

The increase in cash and cash equivalents of $1,173,000 for the year ended December 31, 2019 was the result of $1,807,000 used in operating activities, offset by net cash provided by investing activities from the redemption of U.S. Treasury Bills of $2,980,000.

During the year ended December 31, 2018, the sale of Winthrop provided net proceeds of $5,448,000, which is included in the net cash provided by investing activities.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Financial Statements of Wright Investors’ Service Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Wright Investors' Service Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wright Investors' Service Holdings, Inc. (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 30, 2020

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2019	2018
Expenses
Compensation and benefits	$449	$801
Other operating	1,791	1,398
Impairment of undeveloped land	-	355
	2,240	2,554

Operating loss from continuing operations	(2,240)	(2,554)
Interest income and other, net	262	67
Loss from continuing operations before income taxes	(1,978)	(2,487)
Income tax expense	(25)	(40)
Net loss from continuing operations	$(2,003)	$(2,527)
Income from discontinued operations, net of tax	-	810
Net loss	$(2,003)	$(1,717)

Basic and diluted (loss) income per share Continuing operations per share	$(0.10)	$(0.13)
Discontinuing operations per share	-	0.04
Net loss per share	$(0.10)	$(0.09)

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

 CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$7,336	$6,163
Income tax receivable	15	51
Prepaid expenses and other current assets	131	146
Investments in U.S. Treasury Bills	-	2,980
Total current assets	7,482	9,340

Deferred tax asset	37	74
Other assets	26	58
Total assets	$7,545	$9,472

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	190	204
Total current liabilities	190	204

Total liabilities	190	204

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued
Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 20,654,996 in 2019 and 20,462,462 in 2018; outstanding 19,839,777 in 2019 and 19,647,243 in 2018	206	204

Additional paid-in capital	34,134	34,046

Accumulated deficit	(25,286)	(23,283)

Treasury stock, at cost (815,219 in 2019 and 2018)	(1,699)	(1,699)
Total stockholders' equity	7,355	9,268
Total liabilities and stockholders’ equity	$7,545	$9,472

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share amounts)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities

Net loss	$(2,003)	$(1,717)
Adjustments to reconcile net loss to cash used in operating activities:
Equity based compensation, including issuance of stock to directors	90	117
Amortization expense – right-of-use assets	192	-
Unrealized appreciation on investments in U.S. Treasury Bills	-	(15)
Gain on sale of Winthrop, net of transaction costs	-	(664)
Impairment loss on undeveloped land	-	355
Changes in other operating items:
Deferred tax asset	37	74
Income tax receivable	36	(69)
Prepaid expenses, other current assets and other assets	47	(19)
Accounts payable and accrued expenses	(14)	17
Operating lease liability	(192)	-
Net cash used in operating activities	(1,807)	(1,921)

Cash flows from investing activities
Investments in U.S. Treasury Bills	(15,860)	(2,965)
Proceeds from redemption of U.S. Treasury Bills	18,840	-
Proceeds from sale of Winthrop, net of transaction costs	-	5,448
Net cash provided by investing activities	2,980	2,483

Net increase in cash and cash equivalents	1,173	562
Cash and cash equivalents at the beginning of the year	6,163	5,601
Cash and cash equivalents at the end of the year	$7,336	$6,163

Supplemental disclosures of cash flow information
Net cash (refunded) paid during the year for Income taxes	$(49)	$35

Non-cash investing and financing activities:
Right-of-use-assets obtained from operating lease liabilities upon adoption of new lease standard	$192	$0

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands, except share data)

						Total
			Additional		Treasury	stock-
	Common stock (Issued)		paid -in	Accumulated	stock, at	holders
	shares	amount	capital	deficit	cost	equity

Balance at December 31, 2017	19,962,014	$199	$33,933	$(21,409)	$(1,699)	$11,024
ASC 606 cumulative adjustment	-	-	-	(157)	-	(157)
Adjusted balance at January 1, 2018	19,962,014	199	33,933	(21,566)	(1,699)	10,867
Net loss	-	-	-	(1,717)	-	(1,717)
Equity based compensation expense	-	-	16	-	-	16
Issuance of vested restricted shares	200,000	2	-	-	-	2
Issuance of common stock to directors	300,448	3	97	-	-	100
Balance at December 31, 2018	20,462,462	204	34,046	(23,283)	(1,699)	9,268
Net loss	-	-	-	(2,003)	-	(2,003)
Equity based compensation expense	-	-	10	-	-	10
Issuance of common stock to directors	192,534	2	78	-	-	80
Balance at December 31, 2019	20,654,996	$206	$34,134	$(25,286)	$(1,699)	$7,355

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

1.	Description of activities

On July 17, 2018, Wright Investors' Service Holdings, Inc. (the "Company") completed the sale of its primary operating subsidiary, The Winthrop Corporation (“Winthrop”), to Khandwala Capital Management, Inc., a company principally owned and controlled by Amit S. Khandwala, the Co-Chief Executive Officer and Chief Investment Officer of Winthrop, prior to the sale, for $6,000,000 in cash as well as $173,000 from Winthrop for repayment of the intercompany balance between the Company and Winthrop (“Sale”).

As a public company after the Sale, the Company intends to evaluate and explore all available strategic options. The Company will continue to work to maximize stockholder value. Such strategic options may include acquisition of an investment advisory business, acquisition of a financial services business, creating partnerships or joint ventures for those or other businesses and investing in other businesses that provide attractive opportunities for growth. The directors will also consider alternatives for distributing some or all of the Company’s cash and cash equivalents. Until such time as a decision is made as to how the proceeds from the Sale and other liquid assets of the Company are so deployed, the Company intends to invest the proceeds of the Sale and its other liquid assets in high-grade, short- term investments (such as cash and cash equivalents) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation.

Currently, the Company has no or nominal operations. As a result, the Company is a “shell company”, as defined in Rule 405 of the Securities Act of 1933, as amended, or the Securities Act, and Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a shell company, its stockholders will be unable to utilize Rule 144 of the Securities Act, or Rule 144 to sell “restricted stock” as defined in Rule 144 or otherwise use Rule 144 to sell stock of the Company, and the Company would be ineligible to utilize registration statements on Form S-3 or Form S-8 for so long as the Company remains a shell company and for 12 months thereafter. Among other things, as a consequence, the offering, issuance and sale of its securities is likely to be more expensive and time consuming and may make the Company’s securities less attractive to investors.

The Company is not engaged in the business of investing, reinvesting, or trading in securities, and it does not hold itself out as being engaged in those activities. However, under the Investment Company Act of 1940, as amended (the “Investment Company Act”), a company may fall within the scope of being an “inadvertent investment company” under section 3(a)(1)(C) of such Act if the value of the Company’s investment securities (as defined in the Investment Company Act) is more than 40% of the Company’s total assets (exclusive of government securities and cash and certain cash equivalents).

See “Risk Factors “The Company may be classified as an inadvertent investment company if the Company acquires investment securities in excess of 40% of its total assets” and “The Company is a shell company under the federal securities laws.” As of December 31, 2019, the Company is not considered an inadvertent investment company.

2.	Discontinued operation

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

For the year ended December 31, 2018, the results of operations that are included as a part of income from discontinued operation were as follows (in thousands):

Years Ended December 31, 2018
Revenues
Investment management services	$1,237
Other investment advisory services	1,165
Financial research and related data	485
2,887
Expenses
Compensation and benefits	1,371
Other operating	1,332
2,703

Interest expense and other loss, net	(38)

Income from discontinued operation	$146

Income from discontinued operation for the year ended December 31, 2018 was as follows:

Year Ended December 31, 2018
Net assets held for sale at July 16, 2018	$(4,957)
Selling price, as adjusted	6,173
Transaction costs	(552)
Income from discontinued operation	146
Income from discontinued operation	$810

3.	Summary of significant accounting policies

Principles of consolidation.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, all of which are inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and cash equivalents

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase.  Cash equivalents, which are carried at fair value or amortized cost, as applicable, consist of holdings in a money market fund and in treasury bills. Cash and cash equivalents amounted to approximately $7,336,000 and $6,163,000 at December 31, 2019 and 2018, respectively.

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

As of December 31, 2019, and 2018, the Company held $7,144,000 and $7,973,000 in U.S. government securities. U.S. government securities are valued using a model that incorporates market observable data, such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. U.S. government securities are categorized in Level 2 of the fair value hierarchy, depending on the inputs used and market activity levels for specific securities. The U.S. government securities, which have maturities of three months or less at time of purchase, are reported as Cash and cash equivalents on the balance sheet as of December 31, 2019 and 2018.

The following table presents the Company’s financial instruments at fair value (in thousands):

	Fair Value Measurements as of December 31, 2019
	12/31/2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$7,336	$192	$7,144	-

	Fair Value Measurements as of December 31, 2018
	12/31/2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$6,163	$1,170	$4,993	-
Investments in U.S. Treasury Bills	2,980	-	2,980	-

Investment in undeveloped land

The Company owns certain non-strategic assets, including an investment in land and certain flowage rights in undeveloped property (the “properties”) primarily located Killingly, Connecticut. The Company recorded an impairment loss in the amount of $355,000 during 2018. The properties were fully impaired as of December 31, 2018.

Basic and diluted loss per share

Basic and diluted loss per share for the years ended December 31, 2019 and 2018, respectively, is calculated based on 19,736,479 and 19,510,985 weighted average outstanding shares of common stock including common shares underlying vested restricted stock units (“RSUs”). Options for 550,000 shares of common stock in 2019 and 2018, respectively, and unvested stock awards for 100,000 shares of common stock in 2019 were not included in the diluted computation as their effect would be anti-dilutive since the Company incurred net operating losses for both years.

Stock-based compensation

Stock-based compensation cost for employees is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. Stock-based compensation cost for consultants is initially measured at the grant date based on the fair value of the award, remeasured each reporting date until the instrument vests, at which time the cost is established. The cost is recognized as an expense on a straight-line basis, as adjusted each reporting period, over the requisite service period, which is generally the vesting period. See Note 10 to the Consolidated Financial Statements for further information regarding the Company’s stock-based compensation assumptions and expense.

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

The accounting for uncertain tax positions guidance requires that the Company recognize the financial statement benefit of a tax position only after determining that the Company would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties on uncertain tax positions as interest and other expenses, respectively.  The Company has no income tax uncertainties at December 31, 2019 and 2018.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments. Investments in cash and money market funds are insured up to $250,000 per depositor, per insured bank. Investments in treasury bills are insured up to $500,000. For the year ended December 31, 2019, a substantial portion of the Company's investments in treasury bills are in excess of these limits. For the year end December 31, 2018, a substantial portion of the Company's investments in cash and treasury bills are in excess of these limits.

4.	Adoption of new accounting guidance

In February 2016, the FASB established ASC Topic 842, Leases (Topic 842), which establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. Lease expense is recognized based on an effective interest method for finance leases, and on a straight-line basis over the term of the lease for operating leases. The Company has adopted this standard on January 1, 2019, which did not have a material impact on the consolidated financial statements. The adoption resulted in the recording of an asset of $173,000, net of deferred rent of $19,000 and a liability of $192,000.

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

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The standard is effective for periods beginning after December 15, 2022 for both interim and annual periods. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-13 to have an impact on its consolidated financial statements.

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

In July 2019, the Company entered into a six-month lease for office space in a building located in Mt. Kisco, NY. The lease commenced on September 1, 2019 and expired on February 29, 2020, after which it will be renewed on a monthly basis for $3,800 per month.

7.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	Year Ended December 31,
	2019	2018

Accrued professional fees	$127	$76
Other	63	128
Total	$190	$204

8.	Income taxes

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Current
Federal	$(37)	$(74)
State and local	25	40
Total current	(12)	(34)

Deferred
Federal	$37	$74
State and local	-	-
Total deferred	$37	$74

Total income tax expense	$25	$40

For the years ended December 31, 2019 and 2018, the current income tax benefit related to operations represents a refundable alternative minimum tax credit net of minimum state income taxes. For the years ended December 31, 2019 and 2018, deferred income tax expense represents the utilization of the alternative minimum tax credit carryforward.

The difference between the benefit for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) from operations is as follows:

	Year ended December 31,
	2019	2018
Federal income tax rate	(21.0)%	(21.0)%
State income tax (net of federal effect)	29.2	(15.7)
Change in valuation allowance	(24.2)	82.4
Deferred tax asset write-down	16.9	-
Sale of Winthrop	-	(46.5)
Non-deductible expenses	0.4	3.7
Effective tax rate	1.3%	2.9%

The deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$4,884	$5,608
Capital loss carryforwards	724	576
Equity-based compensation	111	111
Tax credit carryforwards	37	74
Unrealized loss on investments	100	-
Accrued liabilities & other	6	6
Gross deferred tax assets	5,862	6,375
Less: valuation allowance	(5,825)	(6,301)
Deferred tax assets after valuation allowance	37	74

Net Deferred tax assets	$37	74

The sale of Winthrop on July 17, 2018, which resulted in a gain of approximately $1,200,000, had no impact on income tax expense. Due to differences in basis for tax purposes and financial reporting purposes, the sale resulted in a tax loss of approximately $2,000,000.

Legislation commonly referred to as the Tax Cuts and Jobs Act (the "Act") was enacted in December 2017. Among other things, the Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, eliminated the alternative minimum tax (“AMT”) for corporations, and provided that AMT credit carryforwards are refundable over a period of time beginning with the Company’s 2018 tax year. Losses incurred from January 1, 2018 are limited to 80% of taxable income. As a result of the Act, the AMT credit carryforward was determined to be more likely than not to be realized.

A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $476,000 and $64,000 respectively, during the years ended December 31, 2019 and 2018. The decrease in the valuation allowance during the year ended December 31, 2019 was mainly due to adjustments to the net operating loss carryforward. The decrease in the valuation allowance during the year ended December 31, 2018 was mainly due to the sale of Winthrop net of increases to the net operating loss carryforward and other deferred tax assets.

The Company files a consolidated federal tax return with its subsidiaries. As of December 31, 2019, the Company has a federal net operating loss carryforward of approximately $19,600,000, of which $15,425,000 expires from 2031 through 2037, and $4,175,000 does not expire. The Company also has various state and local net operating loss carryforwards totaling approximately $19,500,000, which expire between 2020 and 2039, and a capital loss carryforward of approximately $2,700,000, which expires between 2021 and 2024. Federal and state net operating loss carryforwards were reduced during the year ended December 31, 2018 by approximately $3,400,000 and $10,800,000, respectively, due to the sale of Winthrop.

9.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At December 31, 2019, the Company had repurchased 2,041,971 shares of its common stock and a total of 2,958,029 of the authorization shares, remained available for repurchase at December 31, 2019.

During the years ended December 31, 2019 and 2018, the Company issued 192,534 and 300,448 shares of Company common stock to the independent directors of the Company, in payment of quarterly directors fees due to them during 2019.  The value of the shares of Company common stock issued was $80,000 and $100,000, respectively. The equity compensation awards were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933 (“1933 Act”) provided by Section 4(a)(2) of the 1933 Act.

10.	Incentive stock plans and stock-based compensation

Stock awards

On February 13, 2019, 100,000 stock awards were issued to a newly appointed director of the Company. The stock awards vest equally, annually, over 3 years. The stock awards are valued based on the closing price of $0.42 of the Company’s common stock on February 13, 2019.

The Company recorded compensation expense of $10,000 for the year ended December 31, 2019 related to those stock awards. The total unrecognized compensation expense related to these unvested stock awards at December 31, 2019 is $29,000, which will be recognized over the remaining vesting period of approximately 2.13 years.

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

The Company recorded compensation expense of $0 and $100 for the years ended December 31, 2019 and 2018, respectively, under these plans.

The Company granted 100,000 options to a consultant on March 28, 2016 which vested equally over 3 years with an exercise price of $1.29, which price was equal to the market value at the date of the grant.

As of December 31, 2019, all options were vested and there were outstanding options to acquire 550,000 common shares under the 2007 NPDC Plan. All 550,000 options were vested and exercisable, having a weighted average exercise price of $1.35 per share, a weighted average contractual term of 1.75 years and zero aggregate intrinsic value. There were no grants, forfeitures or exercises of options during the year of 2019 and 2018, respectively.

Restricted stock units

On January 19, 2015 and March 31, 2015, 100,000 restricted stock units (“RSUs”) were issued on each date to two newly appointed directors of the Company.  The RSUs vested equally over 3 years.  The RSUs are valued based on the closing price of the Company’s common stock on January 19, 2015 and March 31, 2015 of $1.70 and $1.85, respectively. During 2018, the RSU’s were already fully vested and the related 200,000 shares of the Company’s common stock were issued.

The Company recorded compensation expense of $16,000 related to those RSUs for the year ended December 31, 2018.

11.	Retirement plans

The Company maintained a 401(k) Savings Plan (the “Plan”), for full time employees who have completed at least one hour of service coincident with the first day of each month.  The Plan permitted pre-tax contributions by participants and did not match the participant’s contributions. The Plan was terminated in December 2018.

12.	Commitments, Contingencies, and Other

a)	The extent of the impact and effects of the recent outbreak of the coronavirus (COVID-19) on the operation and financial performance of our Company are unknown. However, the Company does not expect that the outbreak will have a material adverse effect or financial results at this time.

b)	In July 2019, the Company entered into a six-month lease for office space in a building located in Mt. Kisco, NY. The lease commenced on September 1, 2019 and expired on February 29, 2020, after which it will be renewed on a monthly basis for $3,800 per month.

c)	The Company has interests in land and certain flowage rights in undeveloped property (the “properties”) primarily located in Killingly, Connecticut. The properties were fully impaired as of December 31, 2018.

d)	On September 26, 2014, the Connecticut Department of Energy and Environmental Protection (“DEEP”) issued two Orders requiring the investigation and repair of two dams in which the Company and its subsidiaries have certain ownership interests. The first Order required that the Company investigate and make specified repairs to the ACME Pond Dam located in Killingly, Connecticut. The second Order, as subsequently revised by DEEP on October 10, 2014, required that the Company investigate and make specified repairs to the Killingly Pond Dam located in Killingly, Connecticut. The Company administratively appealed and contested the allegations in both Orders. On July 27, 2017, the Company entered into a Consent Order with the DEEP relative to Killingly Pond Dam. The Killingly Pond Consent Order required the Company to continue to perform routine maintenance and administrative procedures consistent with DEEP’s Dam Safety regulations, the cost of which was not material to the Company’s financial position or results of operations. On July 27, 2018, the Company entered into a Consent Order with the DEEP relative to Acme Pond Dam. The Acme Pond Dam Consent Order required the Company to investigate and recommend repairs to Acme Pond Dam. Based up on the work performed by the Company’s retained consulting engineering firm, the Company submitted its recommended Action Plan (the “Action Plan”) for Acme Pond Dam pursuant to the Consent Order on November 30, 2017 and such recommended Action Plan was approved by DEEP as submitted on May 23, 2019. The estimated cost of work to be performed under the Action Plan was $90,000 and was accrued for at December 31, 2018. Total expenses for the repair work conducted in accordance with the Action Plan during the year ending December 31, 2019 was approximately $150,000. All repair work required for both the ACME Pond Dam and the Killingly Pond Dam was completed as of December 31, 2019. DEEP issued a Certificate of Compliance for Consent Order for the ACME Pond Dam on February 7, 2020. The Company is currently waiting for the final administrative sign off for Killingly Pond Dam. On February 11, 2020, the Company and its representatives met with the Town of Killingly Town Council to discuss a proposed ownership transfer of the properties to the Town of Killingly or a group of interested parties. The proposal is currently under the review of the Town of Killingly Town Council, in conjunction with the Town Manager.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2019 were effective.

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) (“COSO Framework”).  Based upon our evaluation, the Company concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Item 9B.    Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of December 31, 2019 for its annual stockholders’ meeting for 2019 (the “Proxy Statement”) under the captions “Directors and Executive Officers”, “Corporate Governance”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Audit Committee.”

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

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:

(a)(2)	Schedules have been omitted because they are not required or are not applicable, or the required information has been included in the financial statements or the notes thereto.
(a)(3)	See accompanying Index to Exhibits.

EXHIBITS

3(i)		Articles of Incorporation. Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form S-1, Registration No. 333-118568.

3(ii)		Bylaws. Incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form S-1, Registration No. 333-118568.

4.1		Form of certificate representing shares of common stock, par value $0.01 per share. Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form S-1, Registration No. 333-118568.

10.1		Form of Restricted Stock Unit Agreement. Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on December 22, 2012.

10.2		Stock Purchase Agreement dated April 11,2018 by and among Khandwala Capital Management, Inc. Amit S. Khandwala and Wright Investors’ Service Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, dated April 11, 2018)

14		Code of Business Conduct and Ethics for Chief Executive Officer and Senior Financial Officers of the Registrant and its subsidiaries. Incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2004 filed on April 15, 2005

21		Subsidiaries of the Registrant*

31.1	*	Certification of the principal executive officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of the principal financial officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer and the principal financial officer of the Registrant

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

_________________________________

 *Filed within

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: March 30, 2020	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ HARVEY P. EISEN	Chairman, President and Chief Executive Officer	March 30, 2020
Harvey P. Eisen	(Principal Executive Officer)

/s/ HAROLD KAHN	Acting Chief Financial Officer and Acting Principal Accounting Officer	March 30, 2020
Harold Kahn	(Principal Financial Officer)

/s/ LAWRENCE G. SCHAFRAN	Director	March 30, 2020
Lawrence G. Schafran

/s/ DORT CAMERON III	Director	March 30, 2020
Dort Cameron III

