Form 10-Q
period 2020-03-31
Wright Investors Service Holdings, Inc.
filed 2020-05-13
CIK 1279715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 10, 2020, there were 19,839,777 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item	1. Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019

Expenses
Compensation and benefits	$133	$152
Other operating	244	475
	377	627
Loss from operations	(377)	(627)
Interest and other income, net	59	146
Loss from operations before income taxes	(318)	(481)
Income tax expense	-	(11)
Net loss	$(318)	$(492)

Basic and diluted loss per share	$(0.02)	$(0.03)

See accompanying notes to unaudited condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$7,051	$7,336
Income tax receivable	52	15
Prepaid expenses and other current assets	91	131
Total current assets	7,194	7,482

Deferred tax asset	-	37
Other assets	8	26
Total assets	$7,202	$7,545

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$142	$190
Total current liabilities	142	190

Total liabilities	142	190

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued	-	-

Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 20,654,996 as of March 31, 2020 and December 31, 2019; outstanding 19,839,777 at March 31, 2020 and December 31, 2019; and 33,333 shares issuable as of March 31, 2020	206	206

Additional paid-in capital	34,157	34,134
Accumulated deficit	(25,604)	(25,286)
Treasury stock, at cost (815,219 shares at March 31, 2020 and December 31, 2019)	(1,699)	(1,699)
Total stockholders' equity	7,060	7,355
Total liabilities and stockholders’ equity	$7,202	$7,545

See accompanying notes to unaudited condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities

Net loss	$(318)	$(492)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based compensation, including vesting of stock to directors	23	22
Unrealized appreciation on investments in U.S. Treasury Bills	-	(25)
Changes in other operating items:
Deferred tax asset	37	74
Income taxes receivable	(37)	(63)
Prepaid expenses, other current assets, and other assets	58	41
Accounts payable and accrued expenses	(48)	(9)
Right of use lease asset	-	(111)
Operating lease liability	-	130
Net cash used in operating activities	(285)	(433)

Cash flows from investing activities
Investments in U.S. Treasury Bills	-	(4,985)
Net cash used in investing activities	-	(4,985)

Net decrease in cash and cash equivalents	(285)	(5,418)
Cash and cash equivalents at the beginning of the period	7,336	6,163
Cash and cash equivalents at the end of the period	$7,051	$745

See accompanying notes to condensed unaudited consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2020 and 2019

(UNAUDITED)

(in thousands, except per share data)

						Total
			Additional		Treasury	stock-
	Common stock (Issued)		paid -in	Accumulated	stock, at	holders
	shares	amount	capital	deficit	cost	equity
Balance at December 31, 2018	20,462,462	$204	$34,046	$(23,283)	$(1,699)	$9,268
Net loss	-	-	-	(492)	-	(492)
Equity based compensation expense	-	-	2	-	-	2
Stock based compensation expense to directors	-	-	20	-	-	20
Balance at March 31, 2019	20,462,462	$204	$34,068	$(23,775)	$(1,699)	$8,798

Balance at December 31, 2019	20,654,996	$206	$34,134	$(25,286)	$(1,699)	$7,355
Net loss	-	-	-	(318)	-	(318)
Equity based compensation expense	-	-	3	-	-	3
Stock based compensation expense to directors	-	-	20	-	-	20
Balance at March 31, 2020	20,654,996	$206	$34,157	$(25,604)	$(1,699)	$7,060

See accompanying notes to unaudited condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2020 and 2019

(unaudited)

1.	Basis of presentation and description of activities

Basis of presentation

The accompanying interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The information and note disclosures normally included in complete financial statements have been condensed or omitted pursuant to such rules and regulations.  The Condensed Consolidated Balance Sheet as of December 31, 2019 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto for the year ended December 31, 2019 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2020 interim period are not necessarily indicative of results to be expected for the entire year.

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

2.	Adoption of new accounting guidance

In January 2017, FASB issued ASU 2017-04, “Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the second step of the previous FASB guidance for testing goodwill for impairment and is intended to reduce cost and complexity of goodwill impairment testing. The Company has adopted this standard on January 1, 2020, which did not have an impact on the condensed consolidated financial statements.

3.	Certain new accounting guidance not yet adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The standard is effective for periods beginning after December 15, 2022 for both interim and annual periods. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-13 to have an impact on its condensed consolidated financial statements.

4.	Per share data

Loss per share for the three months ended March 31, 2020 and 2019, respectively, is calculated based on 19,856,444 and 19,647,243 weighted average outstanding shares of common stock.

Options for 550,000 shares of common stock, for the three months ended March 31, 2020 and 2019, and stock awards for 66,667 and 100,000 shares of common stock for the three months ended March 31, 2020 and 2019, respectively, were not included in the diluted computation as their effect would be anti-dilutive since the Company incurred net losses for both periods.

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

As of March 31, 2020, and December 31, 2019, the Company held $550,000 and $7,144,000 in U.S. government debt securities. U.S. government securities are valued using a model that incorporates market observable data, such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. U.S. government debt securities are categorized in Level 2 of the fair value hierarchy, depending on the inputs used and market activity levels for specific securities. The U.S. government debt securities, which have maturities of three months or less at time of purchase, are reported as Cash and cash equivalents on the condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019.

The following table presents the Company’s financial instruments at fair value (in thousands):

	Fair Value Measurements as of March 31, 2020
	3/31/2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$7,051	$6,501	$550	$-

	Fair Value Measurements as of December 31, 2019
	12/31/2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$7,336	$192	$7,144	$-

6.	Income taxes

Income tax expense represents minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2020 and 2019, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The Act contains several new or changed income tax provisions, including but not limited to the following: increased limitation threshold for determining deductible interest expense, class life changes to qualified improvements (in general, from 39 years to 15 years), and the ability to carry back net operating losses incurred from tax years 2018 through 2020 up to the five preceding tax years. The Company has evaluated the new tax provisions of the CARES Act and determined the impact to be either immaterial or not applicable.

7.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. As of March 31, 2020, the Company had repurchased 2,041,971 shares of its common stock and a total of 2,958,029 of the authorization shares, remained available for repurchase as of March 31, 2020. The Company did not repurchase shares of common stock during the quarter ended March 31, 2020.

8.	Incentive stock plans and stock-based compensation

Stock awards

On February 13, 2019, 100,000 stock awards were issued to a newly appointed director of the Company. The stock awards vest equally, annually, over 3 years. The stock awards are valued based on the closing price of $0.42 of the Company’s common stock on February 13, 2019. At March 31, 2020, 66,667 stock awards remained unvested and 33,333 shares are to be issued.

The Company recorded compensation expense of $3,000 and $2,000 for the three months ended March 31, 2020 and 2019, respectively, related to those stock awards. The total unrecognized compensation expense related to these unvested stock awards at March 31, 2020 is $25,000, which will be recognized over the remaining vesting period of approximately 2 years.

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

The Company recorded compensation expense of $0 and $100 for each of the three months ended March 31, 2020 and 2019, respectively, under these plans.

The Company issued 100,000 options to a consultant on March 28, 2016 which vest equally over 3 years and are subject to post vesting restrictions for sale for three years with an exercise price of $1.29, which price was equal to the market value at the date of the grant.

As of March 31, 2020, all options were vested and there were outstanding options to acquire 550,000 common shares under the 2007 NPDC Plan, all 550,000 options were vested and exercisable, having a weighted average exercise price of $1.35 per share, a weighted average contractual term of 1.75 years and zero aggregate intrinsic value. There were no grants, forfeitures or options exercised during the first quarter of 2020.

9.	Commitments, Contingencies, and Other

a)	The extent of the impact and effects of the recent outbreak of the coronavirus (COVID-19) on the operation and financial performance of our Company are unknown. However, the Company does not expect that the outbreak will have a material adverse effect on financial results at this time.

b)	In July 2019, the Company entered into a six-month lease for office space in a building located in Mt. Kisco, NY. The lease commenced on September 1, 2019 and expired on February 29, 2020, after which it is being renewed on a monthly basis for $3,800 per month.

c)	The Company has interests in land and certain flowage rights in undeveloped property (the “properties”) primarily located in Killingly, Connecticut. The properties were fully impaired as of December 31, 2018.

d)	On September 26, 2014, the Connecticut Department of Energy and Environmental Protection (“DEEP”) issued two Orders requiring the investigation and repair of two dams in which the Company and its subsidiaries have certain ownership interests. The first Order required that the Company investigate and make specified repairs to the ACME Pond Dam located in Killingly, Connecticut. The second Order, as subsequently revised by DEEP on October 10, 2014, required that the Company investigate and make specified repairs to the Killingly Pond Dam located in Killingly, Connecticut. The Company administratively appealed and contested the allegations in both Orders. On July 27, 2017, the Company entered into a Consent Order with the DEEP relative to Killingly Pond Dam. The Killingly Pond Consent Order required the Company to continue to perform routine maintenance and administrative procedures consistent with DEEP’s Dam Safety regulations, the cost of which was not material to the Company’s financial position or results of operations. On July 27, 2018, the Company entered into a Consent Order with the DEEP relative to Acme Pond Dam. The Acme Pond Dam Consent Order required the Company to investigate and recommend repairs to Acme Pond Dam. Based up on the work performed by the Company’s retained consulting engineering firm, the Company submitted its recommended Action Plan (the “Action Plan”) for Acme Pond Dam pursuant to the Consent Order on November 30, 2017 and such recommended Action Plan was approved by DEEP as submitted on May 23, 2019. The estimated cost of work to be performed under the Action Plan was $90,000 and was accrued for at December 31, 2018. Total expenses for the repair work conducted in accordance with the Action Plan during the year ending December 31, 2019 was approximately $150,000. All repair work required for both the ACME Pond Dam and the Killingly Pond Dam was completed as of December 31, 2019. DEEP issued a Certificate of Compliance for Consent Order for the ACME Pond Dam on February 7, 2020. The Company is currently waiting for the final administrative sign off for Killingly Pond Dam. On February 11, 2020, the Company and its representatives met with the Town of Killingly Town Council to discuss a proposed ownership transfer of the properties to the Town of Killingly or a group of interested parties. The proposal is currently under the review of the Town of Killingly Town Council, in conjunction with the Town Manager.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 30, 2020.

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

General Overview

The Company is a “shell company”, as defined in Rule 12b-2 of the Exchange Act.  Because we are a shell company, our stockholders are unable to utilize Rule 144 to sell “restricted stock” as defined in Rule 144 or to otherwise use Rule 144 to sell our securities, and we are ineligible to utilize registration statements on Form S-3 or Form S-8 for so long as we remain a shell company and for 12 months thereafter.  As a consequence, among other things, the offering, issuance and sale of our securities is likely to be more expensive and time consuming and may make our securities less attractive to investors.

The Company’s Board of Directors is considering strategic uses for its funds to develop or acquire interests in one or more operating businesses.  While we have focused our development or acquisition efforts on sectors in which our management has expertise, we do not wish to limit ourselves to, or to foreclose any opportunities in, any particular industry or sector.  Prior to this use, the Company’s funds have been, and we anticipate will continue to be, invested in high-grade, short-term investments (such as cash and cash equivalents) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation, until such time as we need to utilize such funds, or any portion thereof, for the purposes described above.   The directors will also consider alternatives for distributing some or all of its cash and cash equivalents to stockholders.

Results of operations

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

For the three months ended March 31, 2020, the Company had a loss from operations before income taxes of $318,000 compared to a loss from operations before income taxes of $481,000 for the three months ended March 31, 2019.

The decreased loss before income taxes of $163,000 was the result of a decrease in Compensation and benefits of $19,000, a decrease in Other operating expenses of $231,000 mainly as the result of decreased professional fees, decreased expenses associated with the Killingly dam, and decreased rent expense, offset by a decrease in Interest and other income of $87,000.

Compensation and benefits

For the three months ended March 31, 2020, Compensation and benefits were $133,000 as compared to $152,000 for the three months ended March 31, 2019 as the result of the Company having fewer employees and there was a decrease in the health plan expense as of the quarter ended on March 31, 2020 in comparison to the quarter ended March 31, 2019

Other operating expenses

For the three months ended March 31, 2020, Other operating expenses were $244,000 as compared to $475,000 for the three months ended March 31, 2019. The decreased operating expenses of $231,000 were primarily the result of decreased insurance expenses of $20,000, decreased professional fees of $110,000, decreased rent expense of $54,000 and decreased consulting fees and expenses associated with remediation of the dams of $ 34,000, for which all required repair work was completed as of December 31, 2019.

Income taxes

For the three months ended March 31, 2020 and 2019, the Company recorded income tax expense from operations of $0 and $11,000, respectively. The tax expense recorded for the three months ended March 31, 2019 represented minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2020 and 2019, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Other Assets

The Company has interests in land and certain flowage rights in undeveloped property (the “properties”) primarily located in Killingly, Connecticut, which are deemed to be fully impaired as of March 31, 2020.

Financial condition

Liquidity and Capital Resources

At March 31, 2020, the Company had cash and cash equivalents totaling $7,051,000, which it intends to use to acquire interests in one or more operating businesses, to fund the Company’s general and administrative expenses, and the directors will also consider alternatives for distributing some or all of its cash and cash equivalents to stockholders.  The Company believes that its working capital is sufficient to support its operating requirements through June 30, 2021.

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase. Please refer to note 5 for valuation on Investments.

The decrease in cash and cash equivalents of $285,000 for the quarter ended March 31, 2020 was primarily the result of the Company’s operating loss for the period.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At March 31, 2020, the Company had repurchased 2,041,971 shares of its common stock and, a total of 2,958,029 shares remained available for repurchase at March 31, 2020, pursuant to the 5,000,000 shares repurchase plans. The Company did not repurchase shares of common stock during the quarter ended March 31, 2020.

Item 5.	Other Information

None

Item 6.	Exhibits.

Exhibit No.		Description

31.1	*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer of the Company and the principal financial officer of the Company

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Extension Labels Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: May 13, 2020	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2020	By:	/s/ HAROLD D. KAHN
		Name:	Harold D. Kahn
		Title:	Acting Chief Financial Officer and Acting Principal Accounting Officer (Principal Financial Officer)

