Form 10-Q
period 2020-09-30
Wright Investors Service Holdings, Inc.
filed 2020-11-12
CIK 1279715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:           None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered

Common Stock, $0.01 par value	IWSH	OTC

As of November 12, 2020, there were 19,839,777 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Expenses
Compensation and benefits	$105	$46	$364	$326
Other operating	193	452	658	1,344
	298	498	1,022	1,670
Loss from operations	(298)	(498)	(1,022)	(1,670)
Interest and other income, net	251	40	311	232
Loss from operations before income taxes	(47)	(458)	(711)	(1,438)
Income tax benefit / (expense)	19	(1)	19	(26)
Net loss	$(28)	$(459)	$(692)	$(1,464)

Basic and diluted loss per share	$(0.00)	$(0.02)	$(0.03)	$(0.07)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,734	$7,336
Income tax receivable	70	15
Prepaid expenses and other current assets	35	131
Total current assets	6,839	7,482

Other assets	8	26
Deferred tax assets	-	37
Total assets	$6,847	$7,545

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$62	$190
Loan payable	32	-
Total current liabilities	94	190

Other long-term liabilities	21	-

Total liabilities	115	190

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued	-	-

Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 20,654,996 as of September 30, 2020 and December 31, 2019; outstanding 19,839,777 at September 30, 2020 and December 31, 2019; and 33,333 shares issuable as of September 30, 2020	206	206

Additional paid-in capital	34,203	34,134
Accumulated deficit	(25,978)	(25,286)
Treasury stock, at cost (815,219 shares at September 30, 2020 and December 31, 2019)	(1,699)	(1,699)
Total stockholders' equity	6,732	7,355
Total liabilities and stockholders’ equity	$6,847	$7,545

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities

Net loss	$(692)	$(1,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based compensation, including vesting of stock to directors	69	67
Amortization expense – right-of-use assets	-	192
Unrealized appreciation on investments in U.S. Treasury Bills	-	(10)
Changes in other operating items:
Deferred tax asset	37	74
Income taxes receivable	(55)	(4)
Prepaid expenses, other current assets, and other assets	114	101
Accounts payable and accrued expenses	(128)	(99)
Operating lease liability	-	(192)
Net cash used in operating activities	(655)	(1,335)

Cash flows from investing activities
Investments in U.S. Treasury Bills	(250)	(15,814)
Proceeds from redemptions of U.S. Treasury Bills	250	12,985
Net cash used in investing activities	-	(2,829)

Cash flows from financing activities
Proceeds from loan payable	53	-
Net cash from financing activities	53	-

Net decrease in cash and cash equivalents	(602)	(4,164)
Cash and cash equivalents at the beginning of the period	7,336	6,163
Cash and cash equivalents at the end of the period	$6,734	$1,999

Supplemental disclosures of cash flow information
Net cash paid during the period for Income taxes	$1	$4

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED September 30, 2020 and 2019

(UNAUDITED)

(in thousands, except per share data)

						Total
			Additional		Treasury	stock-
	Common stock (Issued)		paid -in	Accumulated	stock, at	holders
	shares	amount	capital	deficit	cost	equity
Balance at December 31, 2018	20,462,462	$204	$34,046	$(23,283)	$(1,699)	$9,268
Net loss	-	-	-	(492)	-	(492)
Equity based compensation expense	-	-	2	-	-	2
Stock based compensation expense to directors	-	-	20	-	-	20
Balance at March 31, 2019	20,462,462	$204	$34,068	$(23,775)	$(1,699)	$8,798
Net loss	-	-	-	(513)	-	(513)
Equity based compensation expense	-	-	2	-	-	2
Stock based compensation expense to directors	97,078	1	19	-	-	20
Balance at June 30, 2019	20,559,540	$205	$34,089	$(24,288)	$(1,699)	$8,307
Net loss	-	-	-	(459)	-	(459)
Equity based compensation expense	-	-	3	-	-	3
Stock based compensation expense to directors	-	-	20	-	-	20
Balance at September 30, 2019	20,559,540	$205	$34,112	$(24,747)	$(1,699)	$7,871

Balance at December 31, 2019	20,654,996	$206	$34,134	$(25,286)	$(1,699)	$7,355
Net loss	-	-	-	(318)	-	(318)
Equity based compensation expense	-	-	3	-	-	3
Stock based compensation expense to directors	-	-	20	-	-	20
Balance at March 31, 2020	20,654,996	$206	$34,157	$(25,604)	$(1,699)	$7,060
Net loss	-	-	-	(346)	-	(346)
Equity based compensation expense	-	-	3	-	-	3
Stock based compensation expense to directors	-	-	20	-	-	20
Balance at June 30, 2020	20,654,996	$206	$34,180	$(25,950)	$(1,699)	$6,737
Net loss	-	-	-	(28)	-	(28)
Equity based compensation expense	-	-	3	-	-	3
Stock based compensation expense to directors	-	-	20	-	-	20
Balance at September 30, 2020	20,654,996	$206	$34,203	$(25,978)	$(1,699)	$6,732

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three months ended September 30, 2020 and 2019

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

Loss per share for the three months ended September 30, 2020 and 2019 respectively, is calculated based on 19,873,110 and 19,744,321 weighted average outstanding shares of common stock, including a weighted average 33,333 shares which are issuable at September 30, 2020.

Loss per share for the nine months ended September 30, 2020 and 2019 respectively, is calculated based on 19,867,555 and 19,705,490 weighted average outstanding shares of common stock, including a weighted average 27,778 shares which are issuable at September 30, 2020.

Options for 550,000 shares of common stock, for each of the three and nine months ended September 30, 2020 and 2019, and stock awards for 66,667 and 100,000 shares of common stock for each of the three and nine months ended September 30, 2020 and 2019, respectively, were not included in the diluted computation as their effect would be anti-dilutive since the Company incurred net losses for both periods.

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

As of September 30, 2020, and December 31, 2019, the Company held $6,050,000 and $7,144,000 in U.S. government debt securities. U.S. government securities are valued using a model that incorporates market observable data, such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. U.S. government debt securities are categorized in Level 2 of the fair value hierarchy, depending on the inputs used and market activity levels for specific securities. The U.S. government debt securities, which have maturities of three months or less at time of purchase, are reported as Cash and cash equivalents, and those with longer maturities are reported as investments, on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.

The following table presents the Company’s financial instruments at fair value (in thousands):

	Fair Value Measurements as of September 30, 2020
	9/30/2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$6,734	$684	$6,050	$-

	Fair Value Measurements as of December 31, 2019
	12/31/2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$7,336	$192	$7,144	$-

5.	Income taxes

The income tax benefit predominantly represents an adjustment to the accrued income tax liability. No tax benefit has been recorded in relation to the pre-tax loss for the three and nine months ended September 30, 2020 and 2019, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

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

6.	Loan Payable

On May 1, 2020, the Company received $53,000 from Fieldpoint Private Bank pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on May 4, 2022 (the “Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No principal or interest payments are due within the initial six months of the PPP Loan. Thereafter, monthly payments of principal and interest are due. The interest accrued during the initial six-month period is due and payable, together with the remaining principal, on the Maturity Date. As of September 30, 2020, short-term liability related to the loan payable was approximately $32,000 and the long-term liability was approximately $21,000. The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make operating expense payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act and could be subject to claw back.

7.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. As of September 30, 2020, the Company had repurchased 2,041,971 shares of its common stock and a total of 2,958,029 of the authorization shares, remained available for repurchase as of September 30, 2020. No such shares were repurchased during any of the three and nine months ended September 30, 2020 and 2019.

8.	Incentive stock plans and stock-based compensation

Stock awards

On February 13, 2019, 100,000 stock awards were issued to a newly appointed director of the Company. The stock awards vest equally, annually, over 3 years. The stock awards are valued based on the closing price of $0.42 of the Company’s common stock on February 13, 2019. At September 30, 2020, 66,667 stock awards remained unvested and 33,333 shares are to be issued.

The Company recorded compensation expense of approximately $3,000 and $3,000 for the three months ended September 30, 2020 and 2019, respectively, and compensation expense of approximately $9,000 and $7,000 for the nine months ended September 30, 2020 and 2019, respectively, related to those stock awards. The total unrecognized compensation expense related to these unvested stock awards at September 30, 2020 is $18,700, which will be recognized over the remaining vesting period of approximately 1.5 years.

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

As of September 30, 2020, all options were vested and there were outstanding options to acquire 550,000 common shares under the 2007 NPDC Plan, all 550,000 options were vested and exercisable, having a weighted average exercise price of $1.35 per share, a weighted average contractual term of 1.75 years and zero aggregate intrinsic value. There were no grants, forfeitures or options exercised during the first, second, and third quarters of 2020.

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

Results of operations

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

For the three months ended September 30, 2020, the Company had a loss from operations before income taxes of $47,000 compared to a loss from operations before income taxes of $458,000 for the three months ended September 30, 2019.

The decreased loss before income taxes of $411,000 was primarily as a result of a decrease in Other operating expenses of $259,000 mainly as the result of decreased professional fees and decreased rent expense, offset by an increase of Compensation and benefits of $59,000 and increase in Interest and other income of $211,000, primarily as the result of the sale of the Company’s former ticker symbol (WISH) for consideration of $250,000.

Compensation and benefits

For the three months ended September 30, 2020, Compensation and benefits were $105,000 as compared to $46,000 for the three months ended September 30, 2019 primarily as the result of a temporary decrease of the CEO compensation during the third quarter of 2019. Effective October 1, 2019, the Company’s Compensation Committee reversed the temporary decrease of the CEO’s compensation to reflect his duties in exploring strategic alternatives for the Company. The increase compensation was offset by a decrease in the health plan expense for the three months ended September 30, 2020 in comparison to the three months ended September 30, 2019.

Other operating expenses

For the three months ended September 30, 2020, Other operating expenses were $193,000 as compared to $452,000 for the three months ended September 30, 2019. The decreased operating expenses of $259,000 were primarily the result of decreased professional fees of $180,000, decreased rent expense of $50,000 and decreased other expenses of $29,000.

Income taxes

The Company recorded an income tax benefit of $19,000 for the three months ended September 30, 2020, which predominantly represents an adjustment to the income tax liability. For the three months ended September 30, 2019, the Company recorded income tax expense from continuing operations of $1,000, which represented minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended September 30, 2020 and 2019, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

For the nine months ended September 30, 2020, the Company had a loss from operations before income taxes of $711,000 compared to a loss from operations of $1,438,000 for the nine months ended September 30, 2019.

The decreased loss before income taxes of $727,000 was the result of a decrease in Other operating expenses of $686,000, offset by an increase in Compensation and benefits of $38,000 and an increase in Interest and other income of $79,000, primarily as the result of the sale of the Company’s former ticker symbol (WISH) for consideration of $250,000.

Compensation and benefits

For the nine months ended September 30, 2020, Compensation and benefits were $364,000 as compared to $326,000 for the nine months ended September 30, 2019 primarily as the result of a temporary decrease of the CEO compensation during the third quarter of 2019. Effective October 1, 2019, the Company’s Compensation Committee reversed the temporary decrease of the CEO’s compensation to reflect his duties in exploring strategic alternatives for the Company. The increase compensation was offset by a decrease in the health plan expense for the nine months ended September 30, 2020 in comparison to the nine months ended September 30, 2019.

Other operating expenses

For the nine months ended September 30, 2020, Other operating expenses were $658,000 as compared to $1,344,000 for the nine months ended September 30, 2019. The decreased operating expenses of $686,000 were primarily the result of decreased professional fees of $409,000, decreased rent expense of $147,000, decrease expenses associated with remediation of the reservoirs of $27,000, and decreased other expenses of $103,000.

Income taxes

The Company recorded an income tax benefit of $19,000 for the nine months ended September 30, 2020, which predominantly represents an adjustment to income tax liability. For the nine months ended September 30, 2019, the Company recorded income tax expense from continuing operations of $26,000, which represented minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the nine months ended September 30, 2020 and 2019, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Financial condition

Liquidity and Capital Resources

At September 30, 2020, the Company had cash and cash equivalents totaling $6,734,000, which it intends to use to acquire interests in one or more operating businesses, to fund the Company’s general and administrative expenses, and the directors will also consider alternatives for distributing some or all of its cash and cash equivalents to stockholders.  The Company believes that its working capital is sufficient to support its operating requirements through November 30, 2021.

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase. Please refer to note 4 for valuation on Investments.

The decrease in cash and cash equivalents of $602,000 for the quarter ended September 30, 2020 was primarily the result of $655,000 used in operating activities, offset by proceeds from a PPP loan of $53,000.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At September 30, 2020, the Company had repurchased 2,041,971 shares of its common stock and, a total of 2,958,029 shares remained available for repurchase at September 30, 2020, pursuant to the 5,000,000 shares repurchase plans. The Company did not repurchase shares of common stock during the quarter ended September 30, 2020.

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

________________________

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: November 12, 2020	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ HAROLD D. KAHN
		Name:	Harold D. Kahn
		Title:	Acting Chief Financial Officer and Acting Principal Accounting Officer (Principal Financial Officer)

