Form 10-K
period 2020-12-31
Wright Investors Service Holdings, Inc.
filed 2021-03-12
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒     No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $4,000,000.

As of March 12, 2021, 19,839,777 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the 2020 annual meeting of stockholders, or an amendment to this Annual Report on Form 10-K, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2020.

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

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1. “Business”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”) which are available on the SEC website at www.sec.gov.  We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

Item 1.  Business.

General Development of Business

Wright Investors’ Service Holdings, Inc. (the “Company”, “Wright Holdings”, “we” or “us”) was incorporated on March 10, 1998 as a wholly-owned subsidiary of GP Strategies Corporation (“GP Strategies”) and in November 2004, the Company’s common stock was spun-off to holders of record of GP Strategies common stock and GP Strategies Class B capital stock.  The Company’s common stock is quoted on the OTC Pink Sheets and is traded under the symbol “iWSH”.

The Company currently has a substantial portion of its assets consisting of cash and cash equivalents.

Description of the Business of the Company

The Company has no or nominal operations and, as a result, we are a “shell company”, as defined in Rule 405 of the Securities Act of 1933, as amended, or the Securities Act, and Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a shell company, our stockholders will be unable to utilize Rule 144 of the Securities Act, or Rule 144 to sell “restricted stock” as defined in Rule 144 or otherwise use Rule 144 to sell stock of the Company, and we would be ineligible to utilize registration statements on Form S-3 or Form S-8 for so long as we remain a shell company and for 12 months thereafter. Among other things, as a consequence, the offering, issuance and sale of our securities is likely to be more expensive and time consuming and may make our securities less attractive to investors.

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

The Company will continue to evaluate and potentially explore all available strategic options. We will continue to work to maximize stockholder value. Such strategic options may include developing or acquiring a majority interest or at least a controlling interest (as defined for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”) in a company (or companies) with principal business operations in an industry that we believe will provide attractive opportunities for growth. We are not limited to any particular industry or type of business. The directors will also consider alternatives for distributing some or all of the proceeds to stockholders. The Company intends to continue to invest the proceeds and our other liquid assets in high-grade, short-term investments (such as cash and cash equivalents) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation.

See “Risk Factors” The Company may be classified as an inadvertent investment company” and “The Company is a shell company under the federal securities laws.”

Employees

The Company has 2 full-time employees as of December 31, 2020.

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

As of December 31, 2020, Bedford Oak Advisors, LLC and William H. Miller beneficially owned 27.78% and 17.41% of the Company’s common stock, respectively. Bedford Oak Advisors, LLC is controlled by Mr. Harvey P. Eisen, the Company’s Chairman and Chief Executive Officer. Mr. Eisen beneficially owned at such date an aggregate of 30.71% of the Company’s common stock, which percentage includes the 27.78% beneficially owned by Bedford Oak Advisors, LLC. Sales by us or our large stockholders of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could cause the market price of our common stock to decline.

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

At December 31, 2020, we had outstanding 19,839,777 shares of our common stock. There were 33,333 shares of stock awards vested as of December 31, 2020. In addition, there are options to purchase a total of 100,000 shares of common stock, all of which are exercisable as of December 31, 2020. The Company is authorized to issue up to 30,000,000 shares of common stock and are therefore able to issue additional shares without being required under corporate law to obtain shareholder approval.  If we issue additional shares, or if our existing shareholders exercise their outstanding options, our other shareholders may find their holdings drastically diluted, which if it occurs, means they would own a smaller percentage of our Company.

The Company’s operations may be negatively impacted by the coronavirus outbreak.

In December 2019, a novel strain of coronavirus was identified in Wuhan, China. Through the first quarter of 2020, the disease became widespread around the world, and on March 11, 2020, the World Health Organization declared a pandemic. The Company does not expect that the outbreak will have a material adverse effect on financial results at this time.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

In July 2019, the Company entered into a six-month lease for office space in a building located in Mt. Kisco, NY. The lease commenced on September 1, 2019, expired on February 29, 2020, and is renewed on a monthly basis for $3,800 per month.

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

The Company and its representatives continue to discuss a proposed ownership transfer with interested parties.

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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock, $0.01 par value, is quoted on the OTC Pink Sheets under the symbol “iWSH”.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The Company did not declare or pay any cash dividends on its common stock in 2020 or 2019. The Company currently intends to retain future earnings to finance the growth and development of its business however, the directors will also consider alternative for distributing some or all of its cash and cash equivalents to stockholders.

Issuer Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At December 31, 2020 and 2019, the Company had repurchased an aggregate of 2,041,971 shares of its common stock and a total of 2,958,029 shares remained available for repurchase at December 31, 2020 and 2019, pursuant to the 5,000,000 shares repurchase plans. The Company did not repurchase any common stock during the year ended December 31, 2020.

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

Our Board of Directors is considering strategic uses for the cash and cash equivalents including, without limitation, using such funds, together with other funds of the Company, to develop or acquire interests in one or more operating businesses.  While we have focused our development or acquisition efforts on sectors in which our management has expertise, we do not wish to limit ourselves to, or to foreclose any opportunities in, any particular industry or sector.  Prior to this use, cash on hand have been, and we anticipate will continue to be, invested in high-grade, short-term investments (such as cash and cash equivalents) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation, until such time as we need to utilize such funds, or any portion thereof, for the purposes described above.   The directors will also consider alternatives for distributing some or all of its cash and cash equivalents to stockholders (see Note 1 to the Consolidated Financial Statements).

Investments

Investment in undeveloped properties.

The Company owns certain non-strategic assets, which includes an investment in land and certain flowage rights in undeveloped property (the “properties”) primarily located in Killingly, Connecticut, which were fully impaired as of December 31, 2018, due to the Company's belief that the value of the land is nominal as a result of ongoing remediation efforts and no active market for sale of such land.

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

The Company and its representatives continue to discuss a proposed ownership transfer with interested parties.

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

Stock-based compensation

Stock-based compensation cost for employees is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. Stock-based compensation cost for consultants is initially measured at the grant date based on the fair value of the award, remeasured each reporting date until the instrument vests, at which time the cost is established. The cost is recognized as an expense on a straight-line basis, as adjusted each reporting period, over the requisite service period, which is generally the vesting period. See Note 8 to the Consolidated Financial Statements for further information regarding the Company’s stock-based compensation assumptions and expense.

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

The accounting for uncertain tax positions guidance requires that the Company recognize the financial statement benefit of a tax position only after determining that the Company would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties on income taxes, including those related to uncertain tax positions as interest and other expenses, respectively.

Results of Operations

Year ended December 31, 2020 compared to the year ended December 31, 2019

For the year ended December 31, 2020, the Company had a loss from operations before income taxes of $1,014,000 compared to a loss from operations before income taxes of $1,978,000 for the year ended December 31, 2019.

The decreased loss of $964,000 was primarily the result of a decrease in Other operating expenses of $962,000, offset by an increase in Compensation and benefits of $47,000 and an increase in Interest and other income of $49,000.

Compensation and benefits

For the year ended December 31, 2020, Compensation and benefits were $496,000 as compared to $449,000 for the year ended December 31, 2019.

The increased Compensation and benefits of $47,000 in 2020 was primarily as the result of a temporary decrease in compensation for our CEO during the third quarter of 2019. Effective October 1, 2019, the Company’s Compensation Committee reversed the temporary decrease of the CEO’s compensation to reflect his duties in exploring strategic alternatives for the Company, offset by a decrease in the health plan expense for the year ended December 31, 2020 in comparison to the year ended December 31, 2019.

Other operating expenses

For the year ended December 31, 2020, Other operating expenses were $829,000 as compared to $1,791,000 for the year ended December 31, 2019.

The decreased operating expenses of $962,000 were primarily the result of decreased professional fees of $585,000, decreased rent expense of $157,000, decreased expenses associated with remediation of the reservoirs of $54,000, decreased insurance expense of $62,000, and decreased other expenses of $104,000.

Income taxes

For the years ended December 31, 2020 and 2019, the income tax (benefit) expense of $(21,000) and $25,000, respectively, substantially represents adjustments and accruals related to state minimum income taxes.

Apart from the deferred tax asset related to the AMT credit carryforward as of December 31, 2019, the Company recorded a full valuation allowance against its net deferred tax assets as of December 31, 2020 and 2019. Due to a full valuation allowance to offset deferred tax assets related to net operating loss carryforwards attributable to the loss, no tax benefit has been recorded in relation to the pre-tax loss for the years ended December 31, 2020 and December 31, 2019.

Financial condition, liquidity, and capital resources

Liquidity and Capital Resources

At December 31, 2020, the Company had cash and cash equivalents totaling $6,469,000, which it intends to use to acquire interests in one or more operating businesses, to fund the Company’s general and administrative expenses, and the directors will also consider alternatives for distributing some or all of its cash and cash equivalents to stockholders.  The Company believes that its working capital is sufficient to support its operating requirements through March 31, 2022.

The decrease in cash and cash equivalents of $867,000 for the year ended December 31, 2020 was the result of $920,000 used in operating activities, offset by proceeds from a PPP loan of $53,000.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Financial Statements of Wright Investors’ Service Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wright Investors' Service Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wright Investors' Service Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2004

EISNERAMPER LLP

New York, New York

March 12, 2021

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2020	2019
Expenses
Compensation and benefits	$496	$449
Other operating	829	1,791
	1,325	2,240

Loss from operations	(1,325)	(2,240)
Interest and other income, net	311	262
Loss from operations before income taxes	(1,014)	(1,978)
Income tax benefit (expense)	21	(25)
Net loss	$(993)	$(2,003)

Basic and diluted loss per share	$(0.05)	$(0.10)

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$6,469	$7,336
Income tax receivable	73	15
Prepaid expenses and other current assets	40	131
Total current assets	6,582	7,482

Other assets	8	26
Deferred tax assets	-	37
Total assets	$6,590	$7,545

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	83	190
Loan payable	53	-
Total current liabilities	136	190

Total liabilities	136	190

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued
Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 20,654,996 in 2020 and 2019; outstanding 19,839,777 in 2020 and 2019; and 227,160 shares issuable as of December 31, 2020	206	206

Additional paid-in capital	34,226	34,134

Accumulated deficit	(26,279)	(25,286)

Treasury stock, at cost (815,219 shares at December 31, in 2020 and December 31, 2019)	(1,699)	(1,699)
Total stockholders' equity	6,454	7,355
Total liabilities and stockholders’ equity	$6,590	$7,545

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities

Net loss	$(993)	$(2,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based compensation, including issuance of stock to directors	92	90
Amortization expense – right-of-use assets	-	192
Changes in other operating items:
Deferred tax asset	37	37
Income tax receivable	(58)	36
Prepaid expenses, other current assets, and other assets	109	47
Accounts payable and accrued expenses	(107)	(14)
Operating lease liability	-	(192)
Net cash used in operating activities	(920)	(1,807)

Cash flows from investing activities
Investments in U.S. Treasury Bills	(250)	(15,860)
Proceeds from redemption of U.S. Treasury Bills	250	18,840
Net cash provided by investing activities	-	2,980

Cash flows from financing activities
Proceeds from loan	53	-
Net cash provided by financing activities	53	-

Net (decrease) increase in cash and cash equivalents	(867)	1,173
Cash and cash equivalents at the beginning of the year	7,336	6,163
Cash and cash equivalents at the end of the year	$6,469	$7,336

Supplemental disclosures of cash flow information
Net cash paid (refunded) during the year for Income taxes	$4	$(49)

Non-cash investing and financing activities:
Right-of-use-assets obtained from operating lease liabilities upon adoption of new lease standard	$-	$192

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands, except share data)

						Total
			Additional		Treasury	stock-
	Common stock (Issued)		paid -in	Accumulated	stock, at	holders
	shares	amount	Capital	deficit	cost	equity

Balance at December 31, 2018	20,462,462	204	34,046	(23,283)	(1,699)	9,268
Net loss	-	-	-	(2,003)	-	(2,003)
Equity based compensation expense	-	-	10	-	-	10
Stock based compensation expense to directors	192,534	2	78	-	-	80
Balance at December 31, 2019	20,654,996	$206	$34,134	$(25,286)	$(1,699)	$7,355
Net loss	-	-	-	(993)	-	(993)
Equity based compensation expense	-	-	12	-	-	12
Stock based compensation expense to directors	-	-	80	-	-	80
Balance at December 31, 2020	20,654,996	$206	$34,226	$(26,279)	$(1,699)	$6,454

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

1.	Description of activities

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

The Company intends to evaluate and explore all available strategic options. The Company will continue to work to maximize stockholder value. Such strategic options may include acquisition of an investment advisory business, acquisition of a financial services business, creating partnerships or joint ventures for those or other businesses and investing in other businesses that provide attractive opportunities for growth. The directors will also consider alternatives for distributing some or all of the Company’s cash and cash equivalents. Until such time as a decision is made as to how the liquid assets of the Company are so deployed, the Company intends to invest its liquid assets in high-grade, short- term investments (such as cash and cash equivalents) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation.

See “Risk Factors “The Company may be classified as an inadvertent investment company if the Company acquires investment securities in excess of 40% of its total assets” and “The Company is a shell company under the federal securities laws.” As of December 31, 2020, the Company is not considered an inadvertent investment company.

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

Cash and cash equivalents

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase.  Cash equivalents, which are carried at fair value or amortized cost, as applicable, consist of holdings in a money market fund and in treasury bills. Cash and cash equivalents amounted to approximately $6,469,000 and $7,336,000 at December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, and 2019, the Company held $5,950,000 and $7,144,000 in U.S. government securities. U.S. government securities are valued using a model that incorporates market observable data, such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. U.S. government securities are categorized in Level 2 of the fair value hierarchy, depending on the inputs used and market activity levels for specific securities. The U.S. government securities, which have maturities of three months or less at time of purchase, are reported as Cash and cash equivalents on the balance sheet as of December 31, 2020 and 2019.

The following table presents the Company’s financial instruments at fair value (in thousands):

	Fair Value Measurements as of December 31, 2020
	12/31/2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$6,469	$519	$5,950	-

	Fair Value Measurements as of December 31, 2019
	12/31/2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$7,336	$192	$7,144	-

Investment in undeveloped land

The Company owns certain non-strategic assets, including an investment in land and certain flowage rights in undeveloped property (the “properties”) primarily located Killingly, Connecticut. The properties were fully impaired as of December 31, 2018.

Per share data

Basic and diluted loss per share for the years ended December 31, 2020 and 2019, respectively, is calculated based on 19,977,927 and 19,736,479 weighted average outstanding shares of common stock, including a weighted average 138,150 shares which are issuable at December 31, 2020.

Options for 100,000 and 550,000 shares of common stock in 2020 and 2019, respectively, and stock awards for 66,667 and 100,000 shares of common stock in 2020 and 2019, respectively, were not included in the diluted computation as their effect would be anti-dilutive since the Company incurred net operating losses for both years.

Stock-based compensation

Stock-based compensation cost for employees is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. Stock-based compensation cost for consultants is initially measured at the grant date based on the fair value of the award, remeasured each reporting date until the instrument vests, at which time the cost is established. The cost is recognized as an expense on a straight-line basis, as adjusted each reporting period, over the requisite service period, which is generally the vesting period. In accordance with ASU 2016-09, the Company has made the accounting policy election to continue to estimate forfeitures based upon historical occurrences. See Note 7 to the Consolidated Financial Statements for further information regarding the Company’s stock-based compensation assumptions and expense.

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

The accounting for uncertain tax positions guidance requires that the Company recognize the financial statement benefit of a tax position only after determining that the Company would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties on income taxes, including those related to uncertain tax positions as interest and other expenses, respectively.  The Company had no income tax uncertainties at December 31, 2020 and 2019.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments. Investments in cash and money market funds are insured up to $250,000 per depositor, per insured bank. Investments in treasury bills are insured up to $500,000. For the years ended December 31, 2020 and 2019, a substantial portion of the Company's investments in cash and treasury bills are in excess of these limits.

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

4.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	Year Ended December 31,
	2020	2019

Accrued professional fees	$42	$127
Other	41	63
Total	$83	$190

5.	Income taxes

The components of income tax (benefit) expense are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Current
Federal	$(37)	$(37)
State and local	(21)	25
Total current	(58)	(12)

Deferred
Federal	$37	$37
State and local	-	-
Total deferred	$37	$37

Total income tax (benefit) expense	$(21)	$25

For the years ended December 31, 2020 and 2019, the current income tax benefit related to operations represents a refundable alternative minimum tax credit net of adjustments to and accruals of minimum state income taxes. For the years ended December 31, 2020 and 2019, deferred income tax expense represents the utilization of the alternative minimum tax credit carryforward.

The difference between the benefit for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) from operations is as follows:

	Year ended December 31,
	2020	2019
Federal income tax rate	(21.0)%	(21.0)%
State income tax (net of federal effect)	55.5	29.2
Change in valuation allowance	(38.5)	(24.2)
Deferred tax asset write-down	-	16.9
Non-deductible expenses	1.9	0.4
Effective tax rate	(2.1)%	1.3%

The deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$4,501	$4,884
Capital loss carryforwards	703	724
Equity-based compensation	132	111
Tax credit carryforwards	-	37
Unrealized loss on investments	98	100
Accrued liabilities & other	-	6
Gross deferred tax assets	5,434	5,862
Less: valuation allowance	(5,434)	(5,825)
Deferred tax assets after valuation allowance	-	37

Net Deferred tax assets	$-	37

A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $391,000 and $476,000 respectively, during the years ended December 31, 2020 and 2019. The decreases in the valuation allowance during the years ended December 31, 2020 and 2019 was mainly due to adjustments to the net operating loss carryforward.

The Company files a consolidated federal tax return with its subsidiaries. As of December 31, 2020, the Company has a federal net operating loss carryforward of approximately $20,312,000, of which $15,280,000 expires from 2031 through 2037, and $5,032,000 does not expire. The Company also has various state and local net operating loss carryforwards totaling approximately $4,180,000, which expire between 2021 and 2040, and a capital loss carryforward of approximately $2,690,000, which expires between 2021 and 2024. State net operating loss carryforwards were reduced during the year ended December 31, 2020 by approximately $16,244,000 due to a change in State tax filings.

6.	Loan Payable

On May 1, 2020, the Company received $53,000 from Fieldpoint Private Bank pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on May 4, 2022 (the “Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No principal or interest payments are due within the initial six months of the PPP Loan. Thereafter, monthly payments of principal and interest are due. The interest accrued during the initial six-month period is due and payable, together with the remaining principal, on the Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make operating expense payments to support business continuity throughout the COVID-19 pandemic. The amounts were forgiven as of January 7, 2021 (see Note 10 to the Consolidated Financial Statements).

7.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At December 31, 2020 and 2019, the Company had repurchased 2,041,971 shares of its common stock and a total of 2,958,029 of the authorization shares, remained available for repurchase at December 31, 2020.

During the year ended December 31, 2020, there were 193,827 shares of Company common stock to be issued to the independent directors of the Company, in payment of quarterly directors’ fees due to them during 2020. During the year ended 2019, the Company issued 192,534 shares of Company common stock to the independent directors of the Company, in payment of quarterly directors’ fees due to them during 2019.  The value of the shares of Company common stock to be issued and issued as of December 31, 2020 and 2019, respectively was $80,000 each year. The equity compensation awards were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933 (“1933 Act”) provided by Section 4(a)(2) of the 1933 Act.

8.	Incentive stock plans and stock-based compensation

Stock awards

On February 13, 2019, 100,000 stock awards were issued to a newly appointed director of the Company. The stock awards vest equally, annually, over 3 years. The stock awards are valued based on the closing price of $0.42 of the Company’s common stock on February 13, 2019. At December 31, 2020, 66,667 stock awards remained unvested and 33,333 shares are to be issued.

The Company recorded compensation expense of $12,500 and $10,000 for the years ended December 31, 2020 and 2019, respectively, related to those stock awards. The total unrecognized compensation expense related to these unvested stock awards at December 31, 2020 is $15,600, which will be recognized over the remaining vesting period of approximately 1.12 years.

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

As of December 31, 2020, all options were vested and there were outstanding options to acquire 100,000 common shares under the 2007 NPDC Plan. All 100,000 options were vested and exercisable, having an exercise price of $1.29 per share, a remaining contractual term of 1 year and zero aggregate intrinsic value. There were no grants, forfeitures or exercises of options during the year of 2020. During 2020, 450,000 options with a weighted average exercise price of $1.36, a weighted average contractual term of 2 years, and zero aggregate intrinsic value per share had expired.

As of December 31, 2019, all options were vested and there were outstanding options to acquire 550,000 common shares under the 2007 NPDC Plan. All 550,000 options were vested and exercisable, having a weighted average exercise price of $1.35 per share, a weighted average contractual term of 1.75 years and zero aggregate intrinsic value. There were no grants, forfeitures or exercises of options during the year of 2019.

9.	Commitments, Contingencies, and Other

a)	The extent of the impact and effects of the outbreak of the coronavirus (COVID-19) on the operation and financial performance of our Company are unknown. However, the Company does not expect that the outbreak will have a material adverse effect or financial results at this time.

b)	In July 2019, the Company entered into a six-month lease for office space in a building located in Mt. Kisco, NY. The lease commenced on September 1, 2019, expired on February 29, 2020, and is being renewed on a monthly basis for $3,800 per month.

c)	The Company has interests in land and certain flowage rights in undeveloped property (the “properties”) primarily located in Killingly, Connecticut. The properties were fully impaired as of December 31, 2018.

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

The Company and its representatives continue to discuss a proposed ownership transfer with interested parties.

10.	Subsequent Events

On January 7, 2021, the Small Business Administration forgave the PPP loan in the amount of $53,000. As such the PPP loan was paid in full as of January 7, 2021.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2020 were effective.

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

(c) Attestation Report of the Registered Public Accounting Firm

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) (“COSO Framework”).  Based upon our evaluation, the Company concluded that our internal control over financial reporting was effective as of December 31, 2020.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

(d) Changes in Internal Control over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of December 31, 2020 for its annual stockholders’ meeting for 2020 (the “Proxy Statement”) under the captions “Directors and Executive Officers”, “Corporate Governance”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Audit Committee.”

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Additional information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders under the caption “Stock Ownership of Management and Principal Stockholders”.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders under the captions “Certain Transactions with Management” and “Director Independence”.

Item 14.  Principal Accounting Fees and Services.

The information regarding principal accountant fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is incorporated by reference to the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders under the caption “Principal Accountant Fees and Services.”

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: March 12, 2021	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ HARVEY P. EISEN	Chairman, President and Chief Executive Officer	March 12, 2021
Harvey P. Eisen	(Principal Executive Officer)

/s/ HAROLD KAHN	Acting Chief Financial Officer and Acting Principal Accounting Officer	March 12, 2021
Harold Kahn	(Principal Financial Officer)

/s/ LAWRENCE G. SCHAFRAN	Director	March 12, 2021
Lawrence G. Schafran

/s/ DORT CAMERON III	Director	March 12, 2021
Dort Cameron III

