Form 10-Q
period 2021-03-31
Wright Investors Service Holdings, Inc.
filed 2021-05-13
CIK 1279715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 12, 2021, there were 19,839,777 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020

Expenses
Compensation and benefits	$106	$133
Other operating	196	244
	302	377
Loss from operations	(302)	(377)
Interest and other income, net	53	59
Loss from operations before income taxes	(249)	(318)
Income tax benefit / (expense)	-	-
Net loss	$(249)	$(318)

Basic and diluted loss per share	$(0.01)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,139	$6,469
Income tax receivable	73	73
Prepaid expenses and other current assets	76	40
Total current assets	6,288	6,582

Other assets	8	8
Total assets	$6,296	$6,590

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$68	$83
Loan payable	-	53
Total current liabilities	68	136

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued	-	-

Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 20,654,996 as of March 31, 2021 and December 31, 2020; outstanding 19,839,777 at March 31, 2021 and December 31, 2020; and 337,416 and 227,160 shares issuable as of March 31, 2021 and December 31, 2020	206	206

Additional paid-in capital	34,249	34,226
Accumulated deficit	(26,528)	(26,279)
Treasury stock, at cost (815,219 shares at March 31, 2021 and December 31, 2020)	(1,699)	(1,699)
Total stockholders' equity	6,228	6,454
Total liabilities and stockholders’ equity	$6,296	$6,590

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities

Net loss	$(249)	$(318)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based compensation, including vesting of stock to directors	23	23
Gain on extinguishment of debt	(53)	-
Changes in other operating items:
Deferred tax asset	-	37
Income taxes receivable	-	(37)
Prepaid expenses, other current assets, and other assets	(36)	58
Accounts payable and accrued expenses	(15)	(48)
Net cash used in operating activities	(330)	(285)

Net decrease in cash and cash equivalents	(330)	(285)
Cash and cash equivalents at the beginning of the period	6,469	7,336
Cash and cash equivalents at the end of the period	$6,139	$7,051

Supplemental disclosures of cash flow information
Net cash paid during the period for Income taxes	$1	$-

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED March 31, 2021 and 2020

(UNAUDITED)

(in thousands, except share data)

						Total
			Additional		Treasury	stock-
	Common stock (Issued)		paid -in	Accumulated	stock, at	holders
	shares	amount	capital	deficit	cost	equity
Balance at December 31, 2019	20,654,996	$206	$34,134	$(25,286)	$(1,699)	$7,355
Net loss	-	-	-	(318)	-	(318)
Equity based compensation expense	-	-	3	-	-	3
Stock based compensation expense to directors	-	-	20	-	-	20
Balance at March 31, 2020	20,654,996	$206	$34,157	$(25,604)	$(1,699)	$7,060

Balance at December 31, 2020	20,654,996	$206	$34,226	$(26,279)	$(1,699)	$6,454
Net loss	-	-	-	(249)	-	(249)
Equity based compensation expense	-	-	3	-	-	3
Stock based compensation expense to directors	-	-	20	-	-	20
Balance at March 31, 2021	20,654,996	$206	$34,249	$(26,528)	$(1,699)	$6,228

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2021 and 2020

(unaudited)

1.	Basis of presentation and description of activities

Basis of presentation

The accompanying interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The information and note disclosures normally included in complete financial statements have been condensed or omitted pursuant to such rules and regulations.  The Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2021 interim period are not necessarily indicative of results to be expected for the entire year.

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

Loss per share for the three months ended March 31, 2021 and 2020 respectively, is calculated based on 20,137,129 and 19,856,444 weighted average outstanding shares of common stock, including a weighted average 297,352 shares which are issuable at March 31, 2021.

Stock awards for 33,334 and 66,667 shares of common stock for the three months ended March 31, 2021 and 2020, respectively, were not included in the diluted computation as their effect would be anti-dilutive since the Company incurred net losses for both periods.

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

As of March 31, 2021 and December 31, 2020, the Company held $4,700,000 and $5,950,000, respectively, in U.S. government debt securities. U.S. government securities are valued using a model that incorporates market observable data, such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. U.S. government debt securities are categorized in Level 2 of the fair value hierarchy, depending on the inputs used and market activity levels for specific securities. The U.S. government debt securities, which have maturities of three months or less at time of purchase, are reported as Cash and cash equivalents, and those with longer maturities are reported as investments, on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

The following table presents the Company’s financial instruments at fair value (in thousands):

	Fair Value Measurements as of March 31, 2021
	3/31/2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$6,139	$1,439	$4,700	$-

	Fair Value Measurements as of December 31, 2020
	12/31/2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$6,469	$519	$5,950	$-

5.	Income taxes

Income tax expense represents minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2021 and 2020, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

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

On May 1, 2020, the Company received $53,000 from Fieldpoint Private Bank pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make operating expense payments to support business continuity throughout the COVID-19 pandemic. The amounts were forgiven as of January 7, 2021 and the gain of extinguishment of debt of $53,000 was recorded as Other income as of March 31, 2021.

7.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. As of March 31, 2021, the Company had repurchased 2,041,971 shares of its common stock and a total of 2,958,029 of the authorization shares, remained available for repurchase as of March 31, 2021. No such shares were repurchased during any of the three months ended March 31, 2021 and 2020.

8.	Incentive stock plans and stock-based compensation

Stock awards

On February 13, 2019, 100,000 stock awards were issued to a newly appointed director of the Company. The stock awards vest equally, annually, over 3 years. The stock awards are valued based on the closing price of $0.42 of the Company’s common stock on February 13, 2019. At March 31, 2021, 33,334 stock awards remained unvested and 66,666 shares are to be issued.

The Company recorded compensation expense of approximately $3,300 and $3,000 for the three months ended March 31, 2021 and 2020, respectively, related to those stock awards. The total unrecognized compensation expense related to these unvested stock awards at March 31, 2021 is $12,300, which will be recognized over the remaining vesting period of approximately 0.9 years.

Capital Stock

During the quarter ended March 31, 2021, a) the Company incurred $20,000 of director fees payable in 76,923 shares of its common stock which were not issued as of March 31, 2021 and b) 33,333 stock awards vested which were not issued at March 31, 2021. During the year ended 2020, there were 193,827 shares of Company common stock to be issued to the independent directors of the Company, in payment of quarterly directors’ fees due to them for services in 2020 and 33,333 stock awards to be issued to a director of the Company. The equity compensation awards were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933 (“1933 Act”) provided by Section 4(a)(2) of the 1933 Act.

9.	Commitments, Contingencies, and Other

a)	The extent of the impact and effects of the outbreak of the coronavirus (COVID-19) on the operation and financial performance of our Company are unknown. However, the Company does not expect that the outbreak will have a material adverse effect on financial results at this time.

b)	In July 2019, the Company entered into a six-month lease for office space in a building located in Mt. Kisco, NY. The lease commenced on September 1, 2019 expired on February 29, 2020, and is being renewed on a monthly basis for $3,800 per month.

c)	The Company has interests in land and certain flowage rights in undeveloped property (the “properties”) primarily located in Killingly, Connecticut. The properties were fully impaired as of December 31, 2018.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 12, 2021.

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

Results of operations

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

For the three months ended March 31, 2021, the Company had a loss from operations before income taxes of $249,000 compared to a loss from operations before income taxes of $318,000 for the three months ended March 31, 2020.

The decreased loss before income taxes of $69,000 was primarily the result of a decrease in Other operating expenses of $48,000 and decrease in Compensation and benefits of $27,000 offset by a decrease in Interest and other income of $6,000.

Compensation and benefits

For the three months ended March 31, 2021, Compensation and benefits were $106,000 as compared to $133,000 for the three months ended March 31, 2020.

The decreased Compensation and benefits of $27,000 was primarily the result of a decrease in the health plan, medical expense, and unemployment tax for the three months ended March 31, 2021 in comparison to the three months ended March 31, 2020.

Other operating expenses

For the three months ended March 31, 2021, Other operating expenses were $196,000 as compared to $244,000 for the three months ended March 31, 2020. The decreased operating expenses of $48,000 were primarily the result of decreased professional fees of $26,000, decreased travel and entertainment expense of $11,000, and decreased other expenses of $11,000.

Income taxes

For the three months ended March 31, 2021 and 2020, the Company recorded income tax expense from operations of less than $1,000, which represents minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2021 and 2020, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Interest and other income

For the three months ended March 31, 2021, interest and other income was $53,000 as compared to $59,000 for the three months ended March 31, 2020. Interest and other income during the period ended March 31, 2021 primarily relates to the forgiveness of the PPP loan while interest and other income during the period ended March 31, 2020 primarily relates to a reimbursement due to the liquidation of an investment and interest income.

Financial condition

Liquidity and Capital Resources

At March 31, 2021, the Company had cash and cash equivalents totaling $6,139,000, which it intends to use to acquire interests in one or more operating businesses, to fund the Company’s general and administrative expenses, and the directors will also consider alternatives for distributing some or all of its cash and cash equivalents to stockholders.  The Company believes that its working capital is sufficient to support its operating requirements through June 30, 2022.

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase. Please refer to note 4 for valuation on Investments.

The decrease in cash and cash equivalents of $330,000 for the quarter ended March 31, 2021 was the result of $330,000 used in operating activities.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At March 31, 2021, the Company had repurchased 2,041,971 shares of its common stock and, a total of 2,958,029 shares remained available for repurchase at March 31, 2021, pursuant to the 5,000,000 shares repurchase plans. The Company did not repurchase shares of common stock during the quarter ended March 31, 2021.

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: May 13, 2021	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ HAROLD D. KAHN
		Name:	Harold D. Kahn
		Title:	Acting Chief Financial Officer and Acting Principal Accounting Officer (Principal Financial Officer)

