Form 10-Q
period 2021-06-30
Wright Investors Service Holdings, Inc.
filed 2021-08-11
CIK 1279715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 1, 2021, there were 20,210,529 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Expenses
Compensation and benefits	$118	$126	$224	$259
Other operating	175	221	371	465
	293	347	595	724
Loss from operations	(293)	(347)	(595)	(724)
Interest and other income, net	-	1	53	60
Loss from operations before income taxes	(293)	(346)	(542)	(664)
Income tax expense	(1)	-	(1)	-
Net loss	$(294)	$(346)	$(543)	$(664)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.03)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,877	$6,469
Income tax receivable	73	73
Prepaid expenses and other current assets	54	40
Total current assets	6,004	6,582

Other assets	8	8
Total assets	$6,012	$6,590

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$54	$83
Loan payable	-	53
Total current liabilities	54	136

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued	-	-
Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 20,654,996 as of June 30, 2021 and December 31, 2020; outstanding 19,839,777 at June 30, 2021 and December 31, 2020; and 437,418 and 227,160 shares issuable as of June 30, 2021 and December 31, 2020	206	206
Additional paid-in capital	34,273	34,226
Accumulated deficit	(26,822)	(26,279)
Treasury stock, at cost (815,219 shares at June 30, 2021 and December 31, 2020)	(1,699)	(1,699)
Total stockholders' equity	5,958	6,454
Total liabilities and stockholders’ equity	$6,012	$6,590

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities

Net loss	$(543)	$(664)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based compensation, including vesting of stock to directors	47	46
Gain on extinguishment of debt	(53)	-
Changes in other operating items:
Deferred tax asset	-	37
Income taxes receivable	-	(37)
Prepaid expenses and other current assets	(14)	93
Accounts payable and accrued expenses	(29)	(120)
Net cash used in operating activities	(592)	(645)

Cash flows from investing activities
Investments in U.S. Treasury Bills	-	(250)
Net cash used in investing activities	-	(250)

Cash flows from financing activities
Proceeds from loan	-	53
Net cash from financing activities	-	53

Net decrease in cash and cash equivalents	(592)	(842)
Cash and cash equivalents at the beginning of the period	6,469	7,336
Cash and cash equivalents at the end of the period	$5,877	$6,494

Supplemental disclosures of cash flow information
Net cash paid during the period for Income taxes	$2	$-

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND SIX MONTHS ENDED June 30, 2021 and 2020

(UNAUDITED)

(in thousands, except per share data)

						Total
			Additional		Treasury	stock-
	Common stock (Issued)		paid -in	Accumulated	stock, at	Holders
	shares	amount	capital	deficit	cost	Equity
Balance at December 31, 2019	20,654,996	$206	$34,134	$(25,286)	$(1,699)	$7,355
Net loss	-	-	-	(318)	-	(318)
Equity based compensation expense	-	-	3	-	-	3
Stock based compensation expense to directors	-	-	20	-	-	20
Balance at March 31, 2020	20,654,996	$206	$34,157	$(25,604)	$(1,699)	$7,060
Net loss	-	-	-	(346)	-	(346)
Equity based compensation expense	-	-	3	-	-	3
Stock based compensation expense to directors	-	-	20	-	-	20
Balance at June 30, 2020	20,654,996	$206	$34,180	$(25,950)	$(1,699)	$6,737

Balance at December 31, 2020	20,654,996	$206	$34,226	$(26,279)	$(1,699)	$6,454
Net loss	-	-	-	(249)	-	(249)
Equity based compensation expense	-	-	3	-	-	3
Stock based compensation expense to directors	-	-	20	-	-	20
Balance at March 31, 2021	20,654,996	$206	$34,249	$(26,528)	$(1,699)	$6,228
Net loss	-	-	-	(294)	-	(294)
Equity based compensation expense	-	-	4	-	-	4
Stock based compensation expense to directors	-	-	20	-	-	20
Balance at June 30, 2021	20,654,996	$206	$34,273	$(26,822)	$(1,699)	$5,958

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three months ended June 30, 2021 and 2020

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

3. Per share data

Loss per share for the three months ended June 30, 2021 and 2020 respectively, is calculated based on 20,277,195 and 19,873,110 weighted average outstanding shares of common stock, including 437,418 shares which are issuable at June 30, 2021.

Loss per share for the six months ended June 30, 2021 and 2020 respectively, is calculated based on 20,197,158 and 19,864,777 weighted average outstanding shares of common stock, including weighted average 357,380 shares which are issuable at June 30, 2021.

Stock awards for 33,334 and 66,667 shares of common stock for the three and six months ended June 30, 2021 and 2020, respectively, were not included in the diluted computation as their effect would be anti-dilutive since the Company incurred net losses for both periods.

4.Investment valuation

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

Level 1Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2Inputs other than quoted market prices that are observable, either directly or indirectly, and reasonably available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

Level 3Unobservable inputs. Unobservable inputs reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

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

As of June 30, 2021, and December 31, 2020, the Company held $1,200,000 and $5,950,000 in U.S. government debt securities. U.S. government securities are valued using a model that incorporates market observable data, such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. U.S. government debt securities are categorized in Level 2 of the fair value hierarchy, depending on the inputs used and market activity levels for specific securities. The U.S. government debt securities, which have maturities of three months or less at time of purchase, are reported as Cash and cash equivalents, and those with longer maturities are reported as investments, on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

The following table presents the Company’s financial instruments at fair value (in thousands):

	Fair Value Measurements as of June 30, 2021
	6/30/2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$5,877	$4,677	$1,200	$-

	Fair Value Measurements as of December 31, 2020
	12/31/2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$6,469	$519	$5,950	$-

5.Income taxes

Income tax expense represents minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three and six months ended June 30, 2021 and 2020, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

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

6.Loan Payable

On May 1, 2020, the Company received $53,000 from Fieldpoint Private Bank pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make operating expense payments to support business continuity throughout the COVID-19 pandemic. The total amount of the PPP Loan was forgiven as of January 7, 2021 and the gain of extinguishment of debt of $53,000 was recorded as Other Income for the six month period ended June 30, 2021.

7.Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. As of June 30, 2021, the Company had repurchased 2,041,971 shares of its common stock and a total of 2,958,029 of the authorized shares, remain available for repurchase as of June 30, 2021. No such shares were repurchased during any of the three and six months ended June 30, 2021 and 2020.

8.Incentive stock plans and stock-based compensation

Stock awards

On February 13, 2019, 100,000 stock awards were granted to a newly appointed director of the Company. The stock awards vest equally, annually, over 3 years. The stock awards are valued based on the closing price of $0.42 of the Company’s common stock on February 13, 2019, and a discount for post-vesting restrictions on sale until the three-year anniversary of the grant date. Each vesting tranche of the award is valued separately with an appropriate discount. At June 30, 2021, 33,334 stock awards remained unvested and 66,666 shares are to be issued.

The Company recorded compensation expense of approximately $3,500 and $3,000 for the three months ended June 30, 2021 and 2020, respectively, and compensation expense of approximately $6,800 and $6,000 for the six months ended June 30, 2021 and 2020, respectively, related to those stock awards. The total unrecognized compensation expense related to these unvested stock awards at June 30, 2021 is $8,700, which will be recognized over the remaining vesting period of approximately 0.625 years.

Capital Stock

During the period ended June 30, 2021, a) the Company incurred $40,000 of director fees payable in 176,924 shares of its common stock which were not issued as of June 30, 2021 and b) 66,666 stock awards vested which were not issued at June 30, 2021. As of December 31, 2020, there were 193,828 shares of Company common stock to be issued to the independent directors of the Company, in payment of quarterly directors’ fees due to them for services in 2020 and 33,333 stock awards to be issued to a director of the Company. The equity compensation awards were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933 (“1933 Act”) provided by Section 4(a)(2) of the 1933 Act.

On July 15, 2021, the Company newly issued 370,752 shares of its common stock to the independent directors of the Company in payment of quarterly directors’ fees due to them in the amount of $80,000 and $40,000 for services in 2020 and the six months ended on June 30, 2021, respectively.

9.Commitments, Contingencies, and Other

a)The extent of the impact and effects of the recent outbreak of the coronavirus (COVID-19) on the operation and financial performance of our Company are unknown. However, the Company does not expect that the outbreak will have a material adverse effect on financial results at this time.

b)In July 2019, the Company entered into a six-month lease for office space in a building located in Mt. Kisco, NY. The lease commenced on September 1, 2019 and expired on February 29, 2020, after which it is being renewed on a monthly basis for $3,800 per month.

c)The Company has interests in land and certain flowage rights in undeveloped property (the “properties”) primarily located in Killingly, Connecticut. The properties were fully impaired as of December 31, 2018.

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

 On July 27, 2017, the Company entered into a Consent Order with the DEEP relative to Acme Pond Dam. The Acme Pond Dam Consent Order required the Company to investigate and recommend repairs to Acme Pond Dam. Based upon the work performed by the Company’s retained consulting engineering firm, the Company submitted its recommended Action Plan (the “Action Plan”) for Acme Pond Dam pursuant to the Consent Order on November 30, 2017 and such recommended Action Plan was approved by DEEP as submitted on May 23, 2019. Total expenses for the repair work conducted in accordance with the Action Plan during the year ending December 31, 2019 was approximately $150,000. All repair work required for both the ACME Pond Dam and the Killingly Pond Dam was completed as of December 31, 2019. DEEP issued a Certificate of Compliance for Consent Order for the ACME Pond Dam on February 7, 2020, and a Certificate of Compliance for Consent Order for the Killingly Pond Dam was issued on May 22, 2020.

10.Subsequent Events

On July 15, 2021, the Company newly issued 370,752 shares of its common stock to the independent directors of the Company in payment of quarterly directors’ fees due to them in the amount of $80,000 and $40,000 for services for the year ended December 31, 2020 and the six months ended June 30, 2021, respectively.

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

Results of operations

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

For the three months ended June 30, 2021, the Company had a loss from operations before income taxes of $293,000 compared to a loss from operations before income taxes of $346,000 for the three months ended June 30, 2020.

The decreased loss before income taxes of $53,000 was primarily the result of a decrease in Other operating expenses of $46,000 and decrease in Compensation and benefits of $8,000, offset by a decrease in Interest and other income of $1,000.

Compensation and benefits

For the three months ended June 30, 2021, Compensation and benefits were $118,000 as compared to $126,000 for the three months ended June 30, 2020.

The decreased Compensation and benefits of $8,000 was primarily the result of a decrease in the health plan and medical expense for the three months ended June 30, 2021 in comparison to the three months ended June 30, 2020.

Other operating expenses

For the three months ended June 30, 2021, Other operating expenses were $175,000 as compared to $221,000 for the three months ended June 30, 2020. The decreased operating expenses of $46,000 were primarily the result of decreased insurance expenses of $8,000, decreased professional fees of $54,000, offset by increased other expenses of $16,000.

Income taxes

For the three months ended June 30, 2021, the Company recorded income tax expense from operations of approximately $1,000, which represents minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three and six months ended June 30, 2021 and 2020, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

For the six months ended June 30, 2021, the Company had a loss from operations before income taxes of $542,000 compared to a loss from operations of $664,000 for the six months ended June 30, 2020.

The decreased loss before income taxes of $122,000 was primarily the result of a decrease in Compensation and benefits of $35,000 and a decrease in Other operating expenses of $94,000, offset by a decrease in Interest and other income of $7,000.

Compensation and benefits

For the six months ended June 30, 2021, Compensation and benefits were $224,000 as compared to $259,000 for the six months ended June 30, 2020.

The decreased Compensation and benefits of $35,000 is as the result of a decrease in the health plan expense and salary expense for the six months ended June 30, 2021 in comparison to the six months ended June 30, 2020.

Other operating expenses

For the six months ended June 30, 2021, Other operating expenses were $371,000 as compared to $465,000 for the six months ended June 30, 2020. The decreased operating expenses of $94,000 were primarily the result of decreased insurance expenses of $16,000, decreased professional fees of $77,000, and decreased other expenses of $1,000.

Interest and other income

For the six months ended June 30, 2021, Interest and other income was $53,000 as compared to $60,000 for the six months ended June 30, 2020. The decreased interest and other income of $7,000 was primarily the result of decreased interest and gain on investments of $60,000, offset by increased extinguishment of debt of $53,000.

Income taxes

For the six months ended June 30, 2021, the Company recorded income tax expense from operations of approximately $1,000, which represents minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three and six months ended June 30, 2021 and 2020, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Financial condition

Liquidity and Capital Resources

At June 30, 2021, the Company had cash and cash equivalents totaling $5,877,000, which it intends to use to acquire interests in one or more operating businesses, to fund the Company’s general and administrative expenses, and the directors will also consider alternatives for distributing some or all of its cash and cash equivalents to stockholders.  The Company believes that its working capital is sufficient to support its operating requirements through August 11, 2022.

11

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase. Please refer to note 4 for valuation on Investments.

The decrease in cash and cash equivalents of $592,000 for the quarter ended June 30, 2021 was the result of $592,000 used in operating activities.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At June 30, 2021, the Company had repurchased 2,041,971 shares of its common stock and, a total of 2,958,029 shares remained available for repurchase at June 30, 2021, pursuant to the 5,000,000 shares repurchase plans. The Company did not repurchase shares of common stock during the quarter ended June 30, 2021.

Item 5.	Other Information

None

Item 6.	Exhibits.

Exhibit No.		Description

31.1	*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer of the Company and the principal financial officer of the Company

Exhibit 101.INS		XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH		Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: August 11, 2021	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2021	By:	/s/ HAROLD D. KAHN
		Name:	Harold D. Kahn
		Title:	Acting Chief Financial Officer and Acting Principal Accounting Officer (Principal Financial Officer)