Form 10-Q
period 2021-09-30
Wright Investors Service Holdings, Inc.
filed 2021-11-12
CIK 1279715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____ to _____

Commission File Number: 000-50587

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware		13-4005439
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

118 North Bedford Road, Ste. 100, Mount Kimco, NY	10549
(Address of principal executive offices)	(Zip code)

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

As of October 30, 2021, there were 20,210,529 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Expenses
Compensation and benefits	$111	$105	$335	$364
Other operating	187	193	558	658
	298	298	893	1,022
Loss from operations	(298)	(298)	(893)	(1,022)
Interest and other income, net	-	251	53	311
Loss from operations before income taxes	(298)	(47)	(840)	(711)
Income tax benefit / (expense)	(1)	19	(2)	19
Net loss	$(299)	$(28)	$(842)	$(692)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.04)	$(0.03)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,634	$6,469
Income tax receivable	73	73
Prepaid expenses and other current assets	42	40
Total current assets	5,749	6,582

Other assets	8	8
Total assets	$5,757	$6,590

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$75	$83
Loan payable	-	53
Total current liabilities	75	136

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued	-	-
Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 21,025,748 and 20,654,996 as of September 30, 2021 and December 31, 2020; outstanding 20,210,529 and 19,839,777 at September 30, 2021 and December 31, 2020; and 146,666 and 227,160 shares issuable as of September 30, 2021 and December 31, 2020	210	206
Additional paid-in capital	34,292	34,226
Accumulated deficit	(27,121)	(26,279)
Treasury stock, at cost (815,219 shares at September 30, 2021 and December 31, 2020)	(1,699)	(1,699)
Total stockholders' equity	5,682	6,454
Total liabilities and stockholders’ equity	$5,757	$6,590

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities

Net loss	$(842)	$(692)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based compensation, including vesting of stock to directors	70	69
Gain on extinguishment of debt	(53)	-
Changes in other operating items:
Deferred tax asset	-	37
Income taxes receivable	-	(55)
Prepaid expenses and other current assets	(2)	114
Accounts payable and accrued expenses	(8)	(128)
Net cash used in operating activities	(835)	(655)

Cash flows from investing activities
Investments in U.S. Treasury Bills	-	(250)
Proceeds from redemptions of U.S. Treasury Bills	-	250
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from loan	-	53
Net cash from financing activities	-	53

Net decrease in cash and cash equivalents	(835)	(602)
Cash and cash equivalents at the beginning of the period	6,469	7,336
Cash and cash equivalents at the end of the period	$5,634	$6,734

Supplemental disclosures of cash flow information
Net cash paid during the period for Income taxes	$3	$1

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED September 30, 2021 and 2020

(UNAUDITED)

(in thousands, except per share data)

						Total
			Additional		Treasury	stock-
	Common stock (Issued)		paid-in	Accumulated	stock, at	Holders
	shares	amount	capital	deficit	cost	Equity
Balance at December 31, 2019	20,654,996	$206	$34,134	$(25,286)	$(1,699)	$7,355
Net loss	-	-	-	(318)	-	(318)
Equity based compensation expense	-	-	3	-	-	3
Stock based compensation expense to directors	-	-	20	-	-	20
Balance at March 31, 2020	20,654,996	$206	$34,157	$(25,604)	$(1,699)	$7,060
Net loss	-	-	-	(346)	-	(346)
Equity based compensation expense	-	-	3	-	-	3
Stock based compensation expense to directors	-	-	20	-	-	20
Balance at June 30, 2020	20,654,996	$206	$34,180	$(25,950)	$(1,699)	$6,737
Net loss	-	-	-	(28)	-	(28)
Equity based compensation expense	-	-	3	-	-	3
Stock based compensation expense to directors	-	-	20	-	-	20
Balance at September 30, 2020	20,654,996	$206	$34,203	$(25,978)	$(1,699)	$6,732

Balance at December 31, 2020	20,654,996	$206	$34,226	$(26,279)	$(1,699)	$6,454
Net loss	-	-	-	(249)	-	(249)
Equity based compensation expense	-	-	3	-	-	3
Stock based compensation expense to directors	-	-	20	-	-	20
Balance at March 31, 2021	20,654,996	$206	$34,249	$(26,528)	$(1,699)	$6,228
Net loss	-	-	-	(294)	-	(294)
Equity based compensation expense	-	-	4	-	-	4
Stock based compensation expense to directors	-	-	20	-	-	20
Balance at June 30, 2021	20,654,996	$206	$34,273	$(26,822)	$(1,699)	$5,958
Net loss	-	-	-	(299)	-	(299)
Equity based compensation expense	-	-	3	-	-	3
Stock based compensation expense to directors	370,752	4	16	-	-	20
Balance at September 30, 2021	21,025,748	$210	$34,292	$(27,121)	$(1,699)	$5,682

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three months ended September 30, 2021 and 2020

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

3. Per share data

Loss per share for the three months ended September 30, 2021 and 2020 respectively, is calculated based on 20,357,195 and 19,873,110 weighted average outstanding shares of common stock, including weighted average issuable shares of 146,666 and 33,333 at September 30, 2021 and 2020, respectively.

Loss per share for the nine months ended September 30, 2021 and 2020 respectively, is calculated based on 20,245,169 and 19,867,555 weighted average outstanding shares of common stock, including weighted average issuable shares of 294,166 and 27,778 at September 30, 2021 and 2020, respectively.

Stock awards for 33,334 and 66,667 shares of common stock for the three and nine months ended September 30, 2021 and 2020, respectively, were not included in the diluted computation as their effect would be anti-dilutive since the Company incurred net losses for both periods.

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

As of September 30, 2021, and December 31, 2020, the Company held $5,525,000 and $5,950,000 in U.S. government debt securities. U.S. government securities are valued using a model that incorporates market observable data, such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. U.S. government debt securities are categorized in Level 2 of the fair value hierarchy, depending on the inputs used and market activity levels for specific securities. The U.S. government debt securities, which have maturities of three months or less at time of purchase, are reported as Cash and cash equivalents, and those with longer maturities are reported as investments, on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.

The following table presents the Company’s financial instruments at fair value (in thousands):

	Fair Value Measurements as of September 30, 2021
	9/30/2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$5,634	$109	$5,525	$-

	Fair Value Measurements as of December 31, 2020
	12/31/2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$6,469	$519	$5,950	$-

5.Income taxes

Income tax expense represents minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three and nine months ended September 30, 2021 and 2020, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

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

6.Loan Payable

On May 1, 2020, the Company received $53,000 from Fieldpoint Private Bank pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make operating expense payments to support business continuity throughout the COVID-19 pandemic. The total amount of the PPP Loan was forgiven as of January 7, 2021 and the gain on extinguishment of debt of $53,000 was recorded as Other Income for the nine month period ended September 30, 2021.

7.Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. As of September 30, 2021, the Company had repurchased 2,041,971 shares of its common stock and a total of 2,958,029 of the authorized shares, remained available for repurchase as of September 30, 2021. No such shares were repurchased during any of the three and nine months ended September 30, 2021 and 2020.

8.Incentive stock plans and stock-based compensation

Stock awards

On February 13, 2019, 100,000 stock awards were issued to a newly appointed director of the Company. The stock awards vest equally, annually, over 3 years. The stock awards are valued based on the closing price of $0.42 of the Company’s common stock on February 13, 2019. At September 30, 2021, 33,334 stock awards remained unvested and 66,666 shares are to be issued.

The Company recorded compensation expense of approximately $3,000 for each of the three months ended September 30, 2021 and 2020, and compensation expense of approximately $10,300 and $9,000 for the nine months ended September 30, 2021 and 2020, respectively, related to those stock awards. The total unrecognized compensation expense related to these unvested stock awards at September 30, 2021 is $5,200, which will be recognized over the remaining vesting period of approximately 0.4 years.

Capital Stock

During the quarter ended September 30, 2021, a) the Company incurred $20,000 of director fees payable in 80,000 shares of its common stock which were not issued as of September 30, 2021, b) issued 370,752 shares of Company common stock to directors, and c) 66,666 stock awards vested which were not issued at September 30, 2021. As of December 31, 2020, there were 193,828 shares of Company common stock to be issued to the independent directors of the Company, in payment of quarterly directors’ fees due to them for services in 2020 and 33,333 stock awards to be issued to a director of the Company. The equity compensation awards were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933 (“1933 Act”) provided by Section 4(a)(2) of the 1933 Act.

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

 In September 2014, the Connecticut Department of Energy and Environmental Protection (“DEEP”) issued two Consent Orders requiring the investigation and repair of two dams, Acme Pond Dam and Killingly Pond Dan, in which the Company and its subsidiaries have certain ownership interests. Both matters have been fully resolved. In February 2020 and May 2020 DEEP issued to the Company Certificates of Compliance for the Consent Orders relating to Acme Pond Dam and Killingly Pond Dam, respectively.

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

Results of operations

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

For the three months ended September 30, 2021, the Company had a loss from operations before income taxes of $298,000 compared to a loss from operations before income taxes of $47,000 for the three months ended September 30, 2020.

The increased loss before income taxes of $251,000 was primarily as a result of a decrease in Interest and other income for the three months ended on September 30, 2021 mainly due to the sale of the Company’s former ticker symbol (WISH) for consideration of $250,000 during the quarter ended September 30, 2020.

Compensation and benefits

For the three months ended September 30, 2021, Compensation and benefits were $111,000 as compared to $105,000 for the three months ended September 30, 2020.

Other operating expenses

For the three months ended September 30, 2021, Other operating expenses were $187,000 as compared to $193,000 for the three months ended September 30, 2020.

The decreased operating expenses of $6,000 were primarily the result of decreased professional fees of $5,000, decreased other expenses of $4,000, offset by increased insurance expenses of $3,000.

Income taxes

For the three months ended September 30, 2021, the Company recorded income tax expense from operations of approximately $1,000, which represents minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three and nine months ended September 30, 2021 and 2020, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

For the nine months ended September 30, 2021, the Company had a loss from operations before income taxes of $840,000 compared to a loss from operations of $711,000 for the nine months ended September 30, 2020.

The increased loss before income taxes of $129,000 was the result of a decrease in Interest and other income of $258,000, primarily as the result of the sale of the Company’s former ticker symbol (WISH) for consideration of $250,000 in 2020, offset by decreased Compensation and benefits of $29,000, and other operating expenses of $100,000.

Compensation and benefits

For the nine months ended September 30, 2021, Compensation and benefits were $335,000 as compared to $364,000 for the nine months ended September 30, 2020. The decreased Compensation and benefits of $29,000 was primarily the result of a decrease in the health plan expense and salary expense for the nine months ended September 30, 2021 in comparison to the nine months ended September 30, 2020.

Other operating expenses

For the nine months ended September 30, 2021, Other operating expenses were $558,000 as compared to $658,000 for the nine months ended September 30, 2020.

The decreased operating expenses of $100,000 were primarily the result of decreased professional fees of $82,000, decreased insurance expense of $13,500, and decreased other expenses of $4,500.

Income taxes

For the nine months ended September 30, 2021, the Company recorded income tax expense from operations of approximately $2,000, which represents minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three and nine months ended September 30, 2021 and 2020, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Financial condition

Liquidity and Capital Resources

At September 30, 2021, the Company had cash and cash equivalents totaling $5,634,000, which it intends to use to acquire interests in one or more operating businesses, to fund the Company’s general and administrative expenses, and the directors will also consider alternatives for distributing some or all of its cash and cash equivalents to stockholders. The Company believes that its working capital is sufficient to support its operating requirements through November 2022.

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase. Please refer to note 4 for valuation on Investments.

The decrease in cash and cash equivalents of $835,000 for the quarter ended September 30, 2021 was primarily the result of $835,000 used in operating activities.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At September 30, 2021, the Company had repurchased 2,041,971 shares of its common stock and, a total of 2,958,029 shares remained available for repurchase at September 30, 2021, pursuant to the 5,000,000 shares repurchase plans. The Company did not repurchase shares of common stock during the quarter ended September 30, 2021.

Item 5.	Other Information

None

Item 6.	Exhibits.

Exhibit No.		Description

31.1	*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer of the Company and the principal financial officer of the Company

101.INS	**	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	**	XBRL tags are embedded within the Inline XBRL document

101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: November 12, 2021	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ HAROLD D. KAHN
		Name:	Harold D. Kahn
		Title:	Acting Chief Financial Officer and Acting Principal Accounting Officer (Principal Financial Officer)