Form 10-K
period 2021-12-31
Wright Investors Service Holdings, Inc.
filed 2022-03-11
CIK 1279715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of March 11, 2022, 20,210,529 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the 2021 annual meeting of stockholders, or an amendment to this Annual Report on Form 10-K, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2021.

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

The Company intends to evaluate and explore all available strategic options. The Company will continue to work to maximize stockholder value. Such strategic options may include acquisition of an investment advisory business, acquisition of a financial services business, creating partnerships or joint ventures for those or other businesses and investing in other businesses that provide attractive opportunities for growth. The directors will also consider alternatives for distributing some or all of the Company’s cash and cash equivalents. Until such time as a decision is made as to how its liquid assets of the Company are so deployed, the Company intends to invest its liquid assets in high-grade, short-term investments (such as cash and cash equivalents) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation.

See “Risk Factors” The Company may be classified as an inadvertent investment company” and “The Company is a shell company under the federal securities laws.”

Employees

The Company has 2 full-time employees as of December 31, 2021.

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

As of December 31, 2021, Bedford Oak Advisors, LLC and William H. Miller beneficially owned 27.27% and 17.09% of the Company’s common stock, respectively. Bedford Oak Advisors, LLC is controlled by Mr. Harvey P. Eisen, the Company’s Chairman and Chief Executive Officer. Mr. Eisen beneficially owned at such date an aggregate of 30.15% of the Company’s common stock, which percentage includes the 27.27% beneficially owned by Bedford Oak Advisors, LLC. Sales by us or our large stockholders of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could cause the market price of our common stock to decline.

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

At December 31, 2021, we had outstanding 20,210,529 shares of our common stock. There were 66,666 shares of stock awards vested as of December 31, 2021. The Company is authorized to issue up to 30,000,000 shares of common stock and are therefore able to issue additional shares without being required under corporate law to obtain shareholder approval.  If we issue additional shares, or if our existing shareholders exercise their outstanding options, our other shareholders may find their holdings drastically diluted, which if it occurs, means they would own a smaller percentage of our Company.

The Company’s operations may be negatively impacted by the coronavirus outbreak.

In December 2019, a novel strain of coronavirus was identified in Wuhan, China. Through the first quarter of 2020, the disease became widespread around the world, and on March 11, 2020, the World Health Organization declared a pandemic.

The future direct and indirect impact of the pandemic on our businesses, results of operations and financial condition remains uncertain. Should current economic conditions deteriorate or if the pandemic worsens due to various factors, including through the spread of more easily communicable variants of COVID-19, such conditions could have an adverse effect on our businesses and results of operations and could adversely affect our financial condition. However, the Company does not expect that the outbreak will have a material adverse effect on financial results at this time.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company leases office space on a month to month basis for $3,800 per month in Mount Kisco, NY.

Item 3.  Legal Proceedings.

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

The Company did not declare or pay any cash dividends on its common stock in 2021 or 2020. The Company currently intends to retain future earnings to finance the growth and development of its business however, the directors will also consider alternative for distributing some or all of its cash and cash equivalents to stockholders.

Issuer Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At December 31, 2021 and 2020, the Company had repurchased an aggregate of 2,041,971 shares of its common stock and a total of 2,958,029 shares remained available for repurchase at December 31, 2021 and 2020, pursuant to the 5,000,000 shares repurchase plans. The Company did not repurchase any common stock during the years ended December 31, 2021 and 2020.

Item 6.  Selected Financial Data.

Not required.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Overview

The Company is a “shell company”, as defined in Rule 12b-2 of the Exchange Act.  Because the Company is a shell company, its stockholders are unable to utilize Rule 144 to sell “restricted stock” as defined in Rule 144 or to otherwise use Rule 144 to sell its securities, and the Company is ineligible to utilize registration statements on Form S-3 or Form S-8 for so long as the Company remains a shell company and for 12 months thereafter.  As a consequence, among other things, the offering, issuance and sale of its securities is likely to be more expensive and time consuming and may make its securities less attractive to investors.  See “Item 1A. Risk Factors”.

The Company’s Board of Directors is considering strategic uses for its funds to develop or acquire interests in one or more operating businesses.  While the Company has focused its development or acquisition efforts on sectors in which our management has expertise, the Company does not wish to limit itself to, or to foreclose any opportunities in, any particular industry or sector.  Prior to this use, the Company’ anticipate will continue to be, invested in high-grade, short-term investments (such as cash and cash equivalents) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation, until such time as we need to utilize such funds, or any portion thereof, for the purposes described above.   The directors will also consider alternatives for distributing some or all of its cash and cash equivalents to stockholders (see Note 1 to the Consolidated Financial Statements).

Investments

Investment in undeveloped properties.

The Company owns certain non-strategic assets, which includes an investment in land and certain flowage rights in undeveloped property (the “properties”) primarily located in Killingly, Connecticut, which were fully impaired as of December 31, 2018, due to the Company's belief that the value of the land is nominal as there is no active market for sale of such land. The Company and its representatives continue to discuss a proposed ownership transfer with interested parties.

Management discussion of critical accounting policies

The following discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements and notes to consolidated financial statements contained in this report that have been prepared in accordance with the rules and regulations of the SEC and include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

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

Results of Operations

Year ended December 31, 2021 compared to the year ended December 31, 2020

For the year ended December 31, 2021, the Company had a loss from operations before income taxes of $1,116,000 compared to a loss from operations before income taxes of $1,014,000 for the year ended December 31, 2020.

The increased loss of $102,000 was primarily the result of a decrease in Other operating expenses of $110,000 and decrease in Compensation and benefits of $46,000, offset by a decrease in Interest and other income of $258,000 mainly due to the sale of the Company’s former ticker symbol (WISH) for consideration of $250,000 during the year ended December 31, 2020.

Compensation and benefits

For the year ended December 31, 2021, Compensation and benefits were $450,000 as compared to $496,000 for the year ended December 31, 2020.

The decreased Compensation and benefits of $46,000 in 2021 was primarily the result of a decrease in the health plan expense and salary expense for the year ended December 31, 2021 in comparison to the year ended December 31, 2020.

Other operating expenses

For the year ended December 31, 2021, Other operating expenses were $719,000 as compared to $829,000 for the year ended December 31, 2020.

The decreased operating expenses of $110,000 were primarily the result of decreased professional fees of $80,000, decreased insurance expense of $14,000 and decreased other expenses of $16,000.

Income taxes

For the years ended December 31, 2021 and 2020, the income tax expense (benefit) of $2,000 and $(21,000), respectively, substantially represents adjustments and accruals related to state minimum income taxes.

The Company recorded a full valuation allowance against its net deferred tax assets as of December 31, 2021 and 2020. Due to a full valuation allowance to offset deferred tax assets related to net operating loss carryforwards attributable to the loss, no tax benefit has been recorded in relation to the pre-tax loss for the years ended December 31, 2021 and 2020.

Financial condition, liquidity, and capital resources

Liquidity and Capital Resources

At December 31, 2021, the Company had cash and cash equivalents totaling $5,396,000, which it intends to use to acquire interests in one or more operating businesses, to fund the Company’s general and administrative expenses; the directors will also consider alternatives for distributing some or all of its cash and cash equivalents to stockholders.  The Company believes that its working capital is sufficient to support its operating requirements through March 31, 2023.

The decrease in cash and cash equivalents of $1,073,000 for the year ended December 31, 2021 was the result of $1,073,000 used in operating activities.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Financial Statements of Wright Investors’ Service Holdings, Inc.

Page

Report of Independent Registered Public Accounting Firm –	11

(PCAOB ID: 274)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wright Investors’ Service Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wright Investors’ Service Holdings, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2004

EISNERAMPER LLP

Fort Lauderdale, Florida

March 11, 2022

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020
Expenses
Compensation and benefits	$450	$496
Other operating	719	829
Total operating expenses	1,169	1,325

Loss from operations	(1,169)	(1,325)
Interest and other income, net	53	311
Loss from operations before income taxes	(1,116)	(1,014)
Income tax (expense) benefit	(2)	21
Net loss	$(1,118)	$(993)

Basic and diluted loss per share	$(0.06)	$(0.05)

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$5,396	$6,469
Income tax receivable	73	73
Prepaid expenses and other current assets	46	40
Total current assets	5,515	6,582

Other assets	8	8
Total assets	$5,523	$6,590

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	93	83
Loan payable	-	53
Total current liabilities	93	136

Total liabilities	93	136

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued
Common stock, par value $0.01 per share, authorized 30,000,000 shares; Issued 21,025,748 and 20,654,996 as of December 31, 2021, 2020, respectively; Outstanding 20,210,529 and 19,839,777 as of December 31, 2021 and 2020, respectively; 215,632 and 227,160 shares issuable as of December 31, 2021 and 2020, respectively.	210	206

Additional paid-in capital	34,316	34,226

Accumulated deficit	(27,397)	(26,279)

Treasury stock, at cost (815,219 shares at December 31, 2021 and 2020, respectively)	(1,699)	(1,699)
Total stockholders’ equity	5,430	6,454
Total liabilities and stockholders’ equity	$5,523	$6,590

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(1,118)	$(993)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based compensation, including issuance of stock to directors	94	92
Gain on extinguishment of debt	(53)	-
Changes in other operating items:
Deferred tax asset	-	37
Income tax receivable	-	(58)
Prepaid expenses, other current assets, and other assets	(6)	109
Accounts payable and accrued expenses	10	(107)
Net cash used in operating activities	(1,073)	(920)

Cash flows from investing activities
Investments in U.S. Treasury Bills	-	(250)
Proceeds from redemption of U.S. Treasury Bills	-	250
Net cash provided by investing activities	-	-

Cash flows from financing activities
Proceeds from loan	-	53
Net cash provided by financing activities	-	53

Net decrease in cash and cash equivalents	(1,073)	(867)
Cash and cash equivalents at the beginning of the year	6,469	7,336
Cash and cash equivalents at the end of the year	$5,396	$6,469

Supplemental disclosures of cash flow information
Net cash paid during the year for Income taxes	$2	$4

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands, except share data)

						Total
			Additional		Treasury	stock-
	Common stock (Issued)		paid-in	Accumulated	stock, at	Holders’
	shares	amount	Capital	deficit	cost	equity

Balance at December 31, 2019	20,654,996	206	34,134	(25,286)	(1,699)	7,355
Net loss	-	-	-	(993)	-	(993)
Equity based compensation expense	-	-	12	-	-	12
Stock based compensation expense to directors	-	-	80	-	-	80
Balance at December 31, 2020	20,654,996	$206	$34,226	$(26,279)	$(1,699)	$6,454
Net loss	-	-	-	(1,118)	-	(1,118)
Equity based compensation expense	-	-	14	-	-	14
Stock based compensation expense to directors	370,752	4	76	-	-	80
Balance at December 31, 2021	21,025,748	$210	$34,316	$(27,397)	$(1,699)	$5,430

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2021

1.Description of activities

Wright Investors’ Service Holdings, Inc. (the “Company”) has nominal operations and nominal assets aside from its cash and cash equivalents, and is therefore considered a shell company, as defined in U.S. securities laws and regulations. The Company is not engaged in the business of investing, reinvesting, or trading in securities, and it does not hold itself out as being engaged in those activities.

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

The Company may be classified as an inadvertent investment company if the Company acquires investment securities in excess of 40% of its total assets. As of December 31, 2021, the Company is not considered an inadvertent investment company.

2.Summary of significant accounting policies

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

Cash and cash equivalents

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase. Cash equivalents, which are carried at fair value or amortized cost, as applicable, consist of holdings in a money market fund and in treasury bills. Cash and cash equivalents amounted to approximately $5,396,000 and $6,469,000 at December 31, 2021 and 2020, respectively.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2021

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

As of December 31, 2021, and 2020, the Company held $5,250,000 and $5,950,000 in U.S. government securities. U.S. government securities are valued using a model that incorporates market observable data, such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. U.S. government securities are categorized in Level 2 of the fair value hierarchy, depending on the inputs used and market activity levels for specific securities. The U.S. government securities, which have maturities of three months or less at time of purchase, are reported as Cash and cash equivalents on the consolidated balance sheets as of December 31, 2021 and 2020.

The following table presents the Company’s financial instruments at fair value (in thousands):

	Fair Value Measurements as of December 31, 2021
	12/31/2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Treasury bills included in cash and cash equivalents	$5,250	$-	$5,250	-

	Fair Value Measurements as of December 31, 2020
	12/31/2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Treasury bills included in cash and cash equivalents	$5,950	$-	$5,950	-

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2021

Investment in undeveloped land

The Company owns certain non-strategic assets, including an investment in land and certain flowage rights in undeveloped property (the “properties”) primarily located Killingly, Connecticut. The properties were fully impaired as of December 31, 2018.

Per share data

Loss per share for the year ended December 31, 2021 and 2020, respectively, is calculated based on 20,286,936 and 19,977,927 weighted average outstanding shares of common stock, including weighted average issuable shares of 276,043 and 138,150 at December 31, 2021 and 2020, respectively.

Stock awards

Unvested Stock awards for 33,334 and 66,666 shares of common stock for the year ended December 30, 2021 and 2020, respectively, were not included in the diluted computation as their effect would be anti-dilutive since the Company incurred net losses for both years.

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

The accounting for uncertain tax positions guidance requires that the Company recognize the financial statement benefit of a tax position only after determining that the Company would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties on income taxes, including those related to uncertain tax positions as interest and other expenses, respectively. The Company had no income tax uncertainties at December 31, 2021 and 2020.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments. Investments in cash and money market funds are insured up to $250,000 per depositor, per insured bank. Investments in treasury bills are insured up to $500,000. For the years ended December 31, 2021 and 2020, a substantial portion of the Company's investments in cash and treasury bills are in excess of these limits.

3.Certain New Accounting guidance not yet adopted

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2021

4.Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	Year Ended December 31,
	2021	2020

Accrued professional fees	$40	$42
Other	53	41
Total	$93	$83

5.Income taxes

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Current
Federal	$-	$(37)
State and local	2	(21)
Total current	2	(58)

Deferred
Federal	$-	$37
State and local	-	-
Total deferred	$-	$37

Total income tax (benefit) expense	$2	$(21)

For the year ended December 31, 2021, current income tax expense related to operations represents accruals of minimum state income taxes. For the year ended December 31, 2020, the current income tax benefit related to operations represents a refundable alternative minimum tax credit net of adjustments to and accruals of minimum state income taxes. For the year ended December 31, 2020, deferred income tax expense represents the utilization of the alternative minimum tax credit carryforward.

The difference between the benefit for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) from operations is as follows:

	Year ended December 31,
	2021	2020
Federal income tax rate	(21.0)%	(21.0)%
State income tax (net of federal effect)	(5.0)	55.5
Change in valuation allowance	26.4	(38.5)
Deferred tax asset write-down	(1.2)	-
Non-deductible expenses	1.0	1.9
Effective tax rate	0.2%	(2.1)%

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2021

The deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$4,770	$4,501
Capital loss carryforwards	703	703
Equity-based compensation	157	132
Unrealized loss on investments	98	98
Gross deferred tax assets	5,728	5,434
Less: valuation allowance	(5,728)	(5,434)
Deferred tax assets after valuation allowance	-	-

Net Deferred tax assets	$-	-

A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance increased / (decreased) by approximately $294,000 and $(391,000) respectively, during the years ended December 31, 2021 and 2020. The increase in the valuation allowance during the year ended December 31, 2021 was mainly due to increases in the net operating loss carryforward and other deferred tax assets. The decrease in the valuation allowance during the year ended December 31, 2020 was mainly due to adjustments to the net operating loss carryforward.

The Company files a consolidated federal tax return with its subsidiaries. As of December 31, 2021, the Company has a federal net operating loss carryforward of approximately $21,339,000, of which $15,177,000 expires from 2031 through 2037, and $6,162,000 does not expire. The Company also has various state and local net operating loss carryforwards totaling approximately $5,182,000, which expire between 2022 and 2042, and a capital loss carryforward of approximately $2,690,000, which expires between 2022 and 2024. State net operating loss carryforwards were reduced during the year ended December 31, 2020 by approximately $16,244,000 due to a change in State tax filings.

6.Loan Payable

On May 1, 2020, the Company received $53,000 from Fieldpoint Private Bank pursuant to the Paycheck Protection Program (the “PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make operating expense payments to support business continuity throughout the COVID-19 pandemic. The total amount of the PPP Loan was forgiven as of January 7, 2021 and the gain on extinguishment of debt of $53,000 was recorded as Other Income for the year ended December 31, 2021.

7.Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At December 31, 2021 and 2020, the Company had repurchased 2,041,971 shares of its common stock and a total of 2,958,029 of the authorized shares, remained available for repurchase at December 31, 2021.

During the year ended December 31, 2021, the Company issued 370,752 shares of Company common stock to directors, 66,666 stock awards vested which were not issued and there were 148,966 shares of Company common stock to be issued to the independent directors of the Company, in payment of quarterly directors’ fees due to them for services in 2021. The equity compensation awards were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933 (“1933 Act”) provided by Section 4(a)(2) of the 1933 Act.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2021

8.Incentive stock plans and stock-based compensation

Stock awards

On February 13, 2019, 100,000 stock awards were issued to a newly appointed director of the Company. The stock awards vest equally, annually, over 3 years. The stock awards are valued based on the closing price of $0.42 of the Company’s common stock on February 13, 2019. At December 31, 2021, 33,334 stock awards remained unvested and 66,666 shares are to be issued.

The Company recorded compensation expense of approximately $13,800 and $12,500 for the years ended December 31, 2021 and 2020, respectively, related to those stock awards. The total unrecognized compensation expense related to these unvested stock awards at December 31, 2021 is $1,750, which will be recognized over the remaining vesting period of approximately 0.1 years.

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

As of December 31, 2021, all options were vested and there were no outstanding options under the 2007 NPDC Plan. There were no grants, forfeitures or exercises of options during the year of 2021. During 2021, 100,000 options with a weighted average exercise price of $1.29, a weighted average contractual term of 1 years, and zero aggregate intrinsic value per share had expired.

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

Capital Stock

During the year ended December 31, 2021, the Company incurred $80,000 of director fees payable in 325,889 shares of its common stock, of which 176,923 were issued and 148,966 are issuable as of December 31, 2021. As of December 31, 2021, there were 148,966 shares of Company common stock to be issued to the independent directors of the Company, in payment of quarterly directors’ fees due to them for services in 2021 and 66,666 stock awards to be issued to a director of the Company. The equity compensation awards were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933 (“1933 Act”) provided by Section 4(a)(2) of the 1933 Act.

9.Commitments, Contingencies, and Other

a)The future direct and indirect impact of the coronavirus (COVID-19) on our businesses, results of operations and financial condition remains uncertain. Should current economic conditions deteriorate or if the pandemic worsens due to various factors, including through the spread of more easily communicable variants of COVID-19, such conditions could have an adverse effect on our businesses and results of operations and could adversely affect our financial condition. However, the Company does not expect that the outbreak will have a material adverse effect or financial results at this time.

b)The Company has interests in land and certain flowage rights in undeveloped property (the “properties”) primarily located in Killingly, Connecticut. The properties were fully impaired as of December 31, 2018.

 In September 2014, the Connecticut Department of Energy and Environmental Protection (“DEEP”) issued two Consent Orders requiring the investigation and repair of two dams, Acme Pond Dam and Killingly Pond Dan, in which the Company and its subsidiaries have certain ownership interests. Both matters have been fully resolved. In February 2020 and May 2020, DEEP issued to the Company Certificates of Compliance for the Consent Orders relating to Acme Pond Dam and Killingly Pond Dam, respectively.

10.Subsequent Event

The Company evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

21

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2021 were effective.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) (“COSO Framework”).  Based upon our evaluation, the Company concluded that our internal control over financial reporting was effective as of December 31, 2021.

(c) Attestation Report of the Registered Public Accounting Firm

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

(d) Changes in Internal Control over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None

22

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of December 31, 2021 for its annual stockholders’ meeting for 2021 (the “Proxy Statement”) under the captions “Directors and Executive Officers”, “Corporate Governance”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Audit Committee.”

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Additional information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders under the caption “Stock Ownership of Management and Principal Stockholders”.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders under the captions “Certain Transactions with Management” and “Director Independence”.

Item 14.  Principal Accounting Fees and Services.

The information regarding principal accountant fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders under the caption “Principal Accountant Fees and Services.”

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:

(a)(2)	Schedules have been omitted because they are not required or are not applicable, or the required information has been included in the financial statements or the notes thereto.
(a)(3)	See accompanying Index to Exhibits.

23

EXHIBITS

3(i)		Articles of Incorporation. Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form S-1, Registration No. 333-118568.

3(ii)		Bylaws. Incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form S-1, Registration No. 333-118568.

4.1		Form of certificate representing shares of common stock, par value $0.01 per share. Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form S-1, Registration No. 333-118568.

10.1		Form of Restricted Stock Unit Agreement. Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on December 22, 2012.

14		Code of Business Conduct and Ethics for Chief Executive Officer and Senior Financial Officers of the Registrant and its subsidiaries. Incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2004 filed on April 15, 2005

21		Subsidiaries of the Registrant*

31.1	*	Certification of the principal executive officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of the principal financial officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer and the principal financial officer of the Company

101.INS		XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		XBRL tags are embedded within the Inline XBRL document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_________________________________

 *Filed within

Item 16. Form 10-K Summary

None.

24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: March 11, 2022	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ HARVEY P. EISEN	Chairman, President and Chief Executive Officer	March 11, 2022
Harvey P. Eisen	(Principal Executive Officer)

/s/ HAROLD KAHN	Acting Chief Financial Officer and Acting Principal Accounting Officer	March 11, 2022
Harold Kahn	(Principal Financial Officer)

/s/ LAWRENCE G. SCHAFRAN	Director	March 11, 2022
Lawrence G. Schafran

/s/ DORT CAMERON III	Director	March 11, 2022
Dort Cameron III