Form 10-K/A
period 2021-12-31
Wright Investors Service Holdings, Inc.
filed 2022-04-20
CIK 1279715

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

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

As of April 19, 2022, 20,017,779 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

Wright Investors’ Service Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) pursuant to General Instruction G (3) to Form 10-K, which amends and supplements our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2022 (the “2021 Form 10-K”).    This Form 10-K/A provides the information required to be disclosed in Part III, Items 10 through 14 and updates the information contained in Part IV, Item 15.  As a result of this amendment, the Company is filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the 2021 Form 10-K.

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Set forth below are the names of, and certain biographical information regarding, the directors of the Company. The Board of Directors currently consists of three directors.

Harvey P. Eisen, 79, has served as Chairman of the board of directors and Chief Executive Officer of the Company since June 2007 and also has served as its President since July 2007.  Mr. Eisen has served as a director of the Company since 2004.  Mr. Eisen has served as Chairman and Managing Member of Bedford Oak Advisors, LLC, an investment partnership (“Bedford Oak”), since 1998 and was Chairman and Director of GP Strategies Corporation, a global performance solutions provider (“GP Strategies”) from 2004 to 2018. Mr. Eisen has also served on the board of directors of VerifyMe, Inc., a provider of physical, cyber and biometric security solutions from April 2018 through February 2019.

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

Lawrence G. Schafran, 83, is a private investor and has served as a director and chairman of the audit committee of the Company since 2006.  Mr. Schafran also serves as a director of Glasstech, Inc., a manufacturer and seller of glass bending and tempering systems. Mr. Schafran also served as director of other public and private companies, such as Cupcake Digital, Inc., a developer of mobile applications focusing on the children’s market from 2013 to June 2019 and VerifyMe, Inc., a provider of physical, cyber and biometric security solutions from 2013 to June 2019. He also served as a Managing Director of Providence Capital, Inc., an investment and advisory firm from March 2003 until December 2012.

Mr. Schafran is qualified to serve on our board of directors because of his extensive business skills and experiences and his financial literacy and expertise.  Mr. Schafran also possesses a broad range of experiences and skill garnered from the various leadership positions and from his service on other public company boards and committees.

Dort A. Cameron III, 77, is currently the managing member of Airlie Enterprises, LLC, a private consulting and principal investments company established in 1995 and has served as a director and chairman of the Compensation and Nominating and Corporate Governance Committee since February 2019. Mr. Cameron is also the President of the Cameron Family Foundation. Mr. Cameron was a principal of the Investment Manager, a managing director of the General Partner of the Investment Manager and Chief Investment Officer (portfolio manager) of the Airlie Opportunity Fund’s portfolio from 2003 through 2014.

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

Harold D. Kahn, 68, is the Acting Chief Financial Officer and Acting Principal Accounting Officer of the Company since March 2019. Mr. Kahn previously served as a consultant to the Company. Mr. Kahn has been the Managing Member of Vela Capital Advisors, LLC, an independent advisory consultancy since February 2007. Mr. Kahn has been a senior principal for several privately-held technology consulting and investment management firms.  Earlier in his career, he was a Partner at PricewaterhouseCoopers in New York and Tokyo. Mr. Kahn holds an AB in Economics from Stanford University.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors to file reports regarding ownership of the Company’s common stock with the SEC, and to furnish the Company with copies of all such reports. Based on a review of these filings, the Company believes that with respect to the most recently concluded fiscal year, all such reports were timely filed, except for the Form 4’s for the Company’s independent directors Lawrence Schafran and Dort Cameron III for the third and fourth quarters of 2021, which will be filed during the quarter ending on June 30, 2022.

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

The Company has elected to use the Smaller Reporting Company rules issued by the SEC regarding the disclosure of executive compensation. The Company had two executive officers (our “named executive officers”) including the principal executive officer at the end of the last completed fiscal year. Consequently, we are providing a Summary Compensation Table covering 2021 and 2020 compensation for these two individuals.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of the Company’s Named Executive Officers for the fiscal years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
		($)	($)	($)	($)
Harvey P. Eisen, Chairman of the Board and Chief Executive Officer (Principal Executive	2021	300,000	0	0	300,000
Officer)	2020	300,000	0	0	300,000
Harold D. Kahn, Acting Chief Financial Officer and Acting Principal Accounting Officer (1)	2021 2020	60,000 60,000	0 0	0 1,815	60,000 61,815

(1)	For Mr. Kahn, the amount reflected under “All Other Compensation” is comprised of:

•	$0 and $1,815 for 2021 and 2020 travel expenses, respectively.

Mr. Kahn was appointed Acting Chief Financial Officer and Acting Principal Accounting Officer of the Company in March 2019 at an agreed fee of $12,000 per month. Effective September 1, 2019, Mr. Kahn’s agreed fee was reduced to $7,000 per month. Effective January 1, 2020 Mr. Kahn’s agreed fee was further reduced to $5,000 per month.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning the holdings of unexercised and vested options to purchase shares of common stock of the Company for each of the named executive officers at December 31, 2021.

Name	Number of Shares of Common Stock Underlying Unexercised Options which are Exercisable	Number of Shares of Common Stock Underlying Unexercised Options which are Unexercisable	Option Exercise Price Per Share of Common Stock	Option Expiration Date
	(#)	(#)	($)
Harvey P. Eisen	0	0	0	0
Harold D. Kahn	0	0	0	0

Overview of Material Compensation Arrangements with Our Named Executive Officers

The following is a summary of the material terms of employment and compensation arrangements pursuant to which compensation was paid to our named executive officers for their service with the Company or its subsidiaries for the fiscal year ended December 31, 2021.

Harvey P. Eisen

Harvey P. Eisen, the Company’s Chairman, President, and Chief Executive Officer, has an annual salary of $300,000 to reflect his duties in exploring strategic alternatives for the Company.

Harold D. Kahn

The Board of Directors appointed Harold D. Kahn as Acting Chief Financial Officer and Acting Chief Accounting Officer effective March 25, 2019 at an agreed fee of $12,000 per month. Effective September 1, 2019, Mr. Kahn’s agreed fee was reduced to $7,000 per month. Effective January 1, 2020 Mr. Kahn’s agreed fee was further reduced to $5,000 per month.

DIRECTOR COMPENSATION

Only directors who are not employees of the Company or its subsidiaries are entitled to receive compensation for service as a director. The table below summarizes the total compensation paid to or earned by each director of the Company (who is not an employee of the Company) for the fiscal year ended December 31, 2021. The column “Fees Earned or Paid in Cash” includes common stock of the Company issued in lieu of cash.

2021 Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
	($)	($)	($)	($)
Lawrence G. Schafran	2,000	40,000 (1)	0	42,000
Dort Cameron III	2,000	40,000 (2)	0	42,000

(1)	Mr. Schafran was issued 88,462 shares of Company common stock in lieu of $20,000 of his annual director’s fee for the first and second quarter of 2021.

Mr. Schafran will be issued 74,483 shares of Company common stock in lieu of $20,000 of his annual director’s fee for the third and fourth quarter of 2021.

(2)	Mr. Cameron was issued 88,462 shares of Company common stock in lieu of $20,000 of his annual director’s fee for the first and second quarter of 2021.

Mr. Schafran will be issued 74,483 shares of Company common stock in lieu of $20,000 of his annual director’s fee for the third and fourth quarter of 2021.

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders

The following table sets forth the number of shares of common stock beneficially owned as of April 19, 2022 by each person who is known by the Company to own beneficially more than five percent of outstanding Company common stock other than executive officers or directors of the Company, whose beneficial ownership is reflected in the Security Ownership of Directors and Executive Officers table below.  There were 20,017,779 shares of Company common stock outstanding on April 19, 2022.

Security Ownership of Principal Stockholders Table

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Bedford Oak Advisors, LLC 118 North Bedford Road, Suite 100 Mount Kisco, NY 10549	6,093,669 (1)	30.44%
William H. Miller III	3,453,338 (2)	17.25%

(1)	Based on a Schedule 13D/A filed jointly by Bedford Oak Advisors, LLC (“Bedford Oak”), Bedford Oak Capital, L.P. (“Capital”), Bedford Oak Acorn, L.P. (“Acorn”) and Mr. Eisen with the SEC on January 4, 2021, Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn and certain other private investment partnerships. Mr. Eisen beneficially owned at such date an aggregate of 30.44% of the Company’s common stock, which percentage includes the 27.53% beneficially owned by Bedford Oak Advisors, LLC. See Security Ownership of Directors and Executive Officers table below.

(2)	Based on a Schedule 13D/A filed jointly by William H. Miller III and William H. Miller III Living Trust with the SEC on January 4, 2021.

Security Ownership of Directors and Executive Officers

The following table sets forth the beneficial ownership of Company outstanding common stock as of April 19, 2022 by each person who is a director or named executive officer of the Company as of such date, naming each such person, and all persons who are directors and executive officers of the Company as of such date, as a group.

Security Ownership of Directors and Executive Officers Table

Name	Amount and Nature of Beneficial Ownership		Percent of Class
Harvey P. Eisen	6,093,669	(1)	30.44%
Dort Cameron III	581,643	(2)	2.91%
Lawrence G. Schafran	571,344	(3)	2.85%
Harold D. Kahn	0		0%
Directors and executive officers as a group (4 persons) (4)	7,246,656		36.20%

(1)	Includes 5,511,169 shares of Company common stock beneficially owned by Bedford Oak, Capital and Acorn. Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn. See footnote 1 to Principal Stockholders table above.

(2)	On February 13, 2019 the Board of Directors of the Corporation appointed Dort A. Cameron III as a director of the Corporation. Includes 100,000 RSU’s which shall vest in 1/3 increments of 33,333 on each of the one year and two year anniversary and 33,334 on the three year anniversary of the February 13, 2019 date of grant (the “Grant Date”) and shall be subject to a three year transfer of sale restriction until the three year anniversary of the Grant Date. The shares were issued on February 14th, 2022.

There are 108,966 shares of Company common stock to be issued to Mr. Cameron in payment of quarterly directors’ fees for services for the third and fourth fiscal quarter of 2021 and the first fiscal quarter of 2022 which are not included in the amount herein.

(3)	There are 108,966 shares of Company common stock to be issued to Mr. Schafran in payment of quarterly directors’ fees for services for the third and fourth fiscal quarter of 2021 and the first fiscal quarter of 2022 which are not included in the amount herein.

(4)	Includes Messrs. Schafran, and Cameron, each of whom is currently a director of the Company, and Mr. Eisen who is currently a director and a named executive officer of the Company and Mr. Kahn who is a named executive officer of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 with respect to shares of Company common stock that may be issued under existing equity compensation plans.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for services rendered for 2021 and 2020 by EisnerAmper LLP, Fort Lauderdale, Florida, Auditor ID: 274 were as follows:

	2021	2020

Audit Fees (1)	$55,000	$46,000

(1)	Audit fees consisted principally of fees for the audit of the annual financial statements and reviews of the condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and review of the Company’s 10-K containing proxy statement disclosure.

Policy on Pre-Approval of Services Provided by Independent Auditor

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of EisnerAmper LLP are subject to specific pre-approval policies. In 2021 and 2020, all audit services and other services to be performed by EisnerAmper LLP were pre-approved by the Audit Committee in accordance with pre-approval policies established by the Board of Directors.  The procedures require that all proposed engagements of EisnerAmper LLP for services of any kind be directed to the Audit Committee prior to the beginning of any service.

All services provided by the independent registered public accounting firm for 2021 and 2020 were approved in advance by the Audit Committee of the Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Date: April 20, 2022	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President, and Chief Executive Officer (Principal Executive Officer)

INDEX TO EXHIBITS

Number		Description

31.1	*	Certification of Principal Executive Officer
31.2	*	Certification of Principal Financial Officer

*	Filed herewith

