Form 10-Q
period 2022-03-31
Wright Investors Service Holdings, Inc.
filed 2022-05-16
CIK 1279715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 16, 2022, there were 20,335,711 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021

Expenses
Compensation and benefits	$117	$106
Other operating	197	196
	314	302
Loss from operations	(314)	(302)
Interest and other income, net	-	53
Loss from operations before income taxes	(314)	(249)
Income tax expense	-	-
Net loss	$(314)	$(249)

Basic and diluted weighted average common shares outstanding	20,490,385	20,137,129

Basic and diluted loss per share	$(0.02)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,095	$5,396
Income tax receivable	73	73
Prepaid expenses and other current assets	52	46
Total current assets	5,220	5,515

Other assets	8	8
Total assets	$5,228	$5,523

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$90	$93
Total current liabilities	90	93

Total liabilities	$90	$93

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued	-	-

Common stock, par value $0.01 per share, authorized 30,000,000 shares; Issued 21,125,748 and 21,025,748 as of March 31, 2022 and December 31, 2021, respectively; Outstanding 20,310,529 and 20,210,529 at March 31, 2022 and December 31, 2021, respectively; and 217,932 and 215,632 shares issuable as of March 31, 2022 and December 31, 2021, respectively	211	210

Additional paid-in capital	34,337	34,316
Accumulated deficit	(27,711)	(27,397)
Treasury stock, at cost (815,219 shares at March 31, 2022 and December 31, 2021)	(1,699)	(1,699)
Total stockholders' equity	5,138	5,430
Total liabilities and stockholders’ equity	$5,228	$5,523

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities

Net loss	$(314)	$(249)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based compensation, including vesting of stock to directors	22	23
Gain on extinguishment of debt	-	(53)
Changes in other operating items:
Prepaid expenses, other current assets, and other assets	(6)	(36)
Accounts payable and accrued expenses	(3)	(15)
Net cash used in operating activities	(301)	(330)

Net decrease in cash and cash equivalents	(301)	(330)
Cash and cash equivalents at the beginning of the period	5,396	6,469
Cash and cash equivalents at the end of the period	$5,095	$6,139

Supplemental disclosures of cash flow information
Net cash paid during the period for income taxes	$-	$1

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED March 31, 2022 and 2021

(UNAUDITED)

(in thousands, except per share data)

						Total
			Additional		Treasury	stock-
	Common stock (Issued)		paid -in	Accumulated	stock, at	Holders’
	shares	amount	capital	deficit	cost	Equity
Balance at December 31, 2020	20,654,996	$206	$34,226	$(26,279)	$(1,699)	$6,454
Net loss	-	-	-	(249)	-	(249)
Equity based compensation expense	-	-	3	-	-	3
Stock based compensation expense to directors	-	-	20	-	-	20
Balance at March 31, 2021	20,654,996	$206	$34,249	$(26,528)	$(1,699)	$6,228

Balance at December 31, 2021	21,025,748	$210	$34,316	$(27,397)	$(1,699)	$5,430
Net loss	-	-	-	(314)	-	(314)
Equity based compensation expense	100,000	1	1	-	-	2
Stock based compensation expense to directors	-	-	20	-	-	20
Balance at March 31, 2022	21,125,748	$211	$34,337	$(27,711)	$(1,699)	$5,138

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2022 and 2021

(unaudited)

1.	Basis of presentation and description of activities

Basis of presentation

The accompanying interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The information and note disclosures normally included in complete financial statements have been condensed or omitted pursuant to such rules and regulations.  The Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2022 interim period are not necessarily indicative of results to be expected for the entire year.

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

The Company may be classified as an inadvertent investment company if the Company acquires investment securities in excess of 40% of its total assets. As of March 31, 2022, the Company is not considered an inadvertent investment company.

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

Loss per share for the three months ended March 31, 2022 and 2021, respectively, is calculated based on 20,490,385 and 20,137,129 weighted average outstanding shares of common stock, including weighted average issuable shares of 200,690 and 297,352 at March 31, 2022 and 2021, respectively.

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

As of March 31, 2022 and December 31, 2021, the Company held $5,025,000 and $5,250,000 in U.S. government debt securities. U.S. government securities are valued using a model that incorporates market observable data, such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. U.S. government debt securities are categorized in Level 2 of the fair value hierarchy, depending on the inputs used and market activity levels for specific securities. The U.S. government debt securities, which have maturities of three months or less at time of purchase, are reported as Cash and cash equivalents, and those with longer maturities are reported as investments, on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

The following table presents the Company’s financial instruments at fair value (in thousands):

	Fair Value Measurements as of March 31, 2022
	3/31/2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Treasury bills included in cash and cash equivalents	$5,025	$-	$5,025	$-

	Fair Value Measurements as of December 31, 2021
	12/31/2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Treasury bills included in cash and cash equivalents	$5,250	$-	$5,250	$-

5.	Income taxes

Income tax expense represents minimum state taxes. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2022 and 2021, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

6.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At March 31, 2022 and 2021, the Company had repurchased 2,041,971 shares of its common stock and a total of 2,958,029 of the authorized shares, remained available for repurchase as of March 31, 2022. Please refer to note 8 for subsequent events.

During the quarter ended March 31, 2022, a) the Company incurred $20,000 of director fees payable in 68,966 shares of its common stock which were not issued as of March 31, 2022, and b) 100,000 stock awards vested as of March 31, 2022. As of March 31, 2022, there were 217,932 shares of Company common stock to be issued to the independent directors of the Company, in payment of quarterly directors’ fees due to them for services in 2021 and the first quarter of 2022. The shares were issued on April 28, 2022. The equity compensation awards were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933 (“1933 Act”) provided by Section 4(a)(2) of the 1933 Act.

7.	Incentive stock plans and stock-based compensation

Stock awards

On February 13, 2019, 100,000 stock awards were issued to a newly appointed director of the Company. The stock awards vest equally, annually, over 3 years. The stock awards are valued based on the closing price of $0.42 of the Company’s common stock on February 13, 2019. At March 31, 2022, all shares had vested and were issued.

The Company recorded compensation expense of approximately $1,750 and $3,300 for each of the three months ended March 31, 2022 and 2021, respectively, related to those stock awards. There was no unrecognized compensation expense related to these unvested stock awards at March 31, 2022.

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

As of March 31, 2022, all options were vested and there were no outstanding options under the 2007 NPDC Plan. There were no grants, forfeitures or exercises of options during the three months ended March 31, 2022.

8.	Subsequent Events

On April 5, 2022, in accordance with the Board of Directors’ prior authorization, the Company purchased 192,750 shares of its common stock in a privately negotiated transaction at a price of $0.25 per share for an amount of approximately $48,000.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 11, 2022.

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

Results of operations

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

For the three months ended March 31, 2022, the Company had a loss from operations before income taxes of $314,000 compared to a loss from operations before income taxes of $249,000 for the three months ended March 31, 2021.

The increased loss before income taxes of $65,000 was primarily a result of an increase in Compensation and benefits of $11,000, and increase in Other operating expenses of $1,000, and by a decrease in Interest and other income for the three months ended March 31, 2022 mainly due to the gain on extinguishment of debt of $53,000 during the quarter ended March 31, 2021.

Compensation and benefits

For the three months ended March 31, 2022, Compensation and benefits were $117,000 as compared to $106,000 for the three months ended March 31, 2021.

Other operating expenses

For the three months ended March 31, 2022, Other operating expenses were $197,000 as compared to $196,000 for the three months ended March 31, 2021.

Income taxes

For the three months ended March 31, 2022, the Company recorded no income tax expense from operations. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2022 and 2021, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Financial condition

Liquidity and Capital Resources

At March 31, 2022, the Company had cash and cash equivalents totaling $5,095,000, which it intends to use to acquire interests in one or more operating businesses, to fund the Company’s general and administrative expenses, and the directors will also consider alternatives for distributing some or all of its cash and cash equivalents to stockholders. The Company believes that its working capital is sufficient to support its operating requirements through June 30, 2023.

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase. Please refer to note 4 for valuation of Investments.

The decrease in cash and cash equivalents of $301,000 for the quarter ended March 31, 2022 was primarily the result of $301,000 used in operating activities.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At March 31, 2022, the Company had repurchased 2,041,971 shares of its common stock and, a total of 2,958,029 shares remained available for repurchase at March 31, 2022, pursuant to the 5,000,000 shares repurchase plans. The Company did not repurchase shares of common stock during the quarter ended March 31, 2022. Please refer to note 8 for subsequent events.

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

___________________

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: May 16, 2022	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ HAROLD D. KAHN
		Name:	Harold D. Kahn
		Title:	Acting Chief Financial Officer and Acting Principal Accounting Officer (Principal Financial Officer)

