Form 10-Q
period 2022-06-30
Wright Investors Service Holdings, Inc.
filed 2022-08-15
CIK 1279715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 15, 2022, there were 20,335,711 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Expenses
Compensation and benefits	$113	$118	$230	$224
Other operating	215	175	412	371
	328	293	642	595
Loss from operations	(328)	(293)	(642)	(595)
Interest and other income, net	3	-	3	53
Loss from operations before income taxes	(325)	(293)	(639)	(542)
Income tax expense	-	(1)	-	(1)
Net loss	$(325)	$(294)	$(639)	$(543)

Basic and diluted weighted average common shares outstanding	20,415,711	20,277,195	20,458,382	20,197,158

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.03)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$4,768	$5,396
Income tax receivable	73	73
Prepaid expenses and other current assets	23	46
Total current assets	4,864	5,515

Other assets	8	8

Total assets	$4,872	$5,523

Liabilities and stockholders’ equity
Current liabilities

Accounts payable and accrued expenses	$87	$93
Total current liabilities	87	93

Total liabilities	$87	$93

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued	-	-

Common stock, par value $0.01 per share, authorized 30,000,000 shares; Issued 21,343,680 and 21,025,748 as of June 30, 2022 and December 31, 2021, respectively; Outstanding 20,335,711 and 20,210,529 at June 30, 2022 and December 31, 2021, respectively, and 80,000 and 215,632 shares issuable as of June 30, 2022 and December 31, 2021, respectively	213	210

Additional paid-in capital	34,355	34,316
Accumulated deficit	(28,036)	(27,397)
Treasury stock, at cost (1,007,969 shares at June 30, 2022 and 815,219 at December 31, 2021)	(1,747)	(1,699)
Total stockholders' equity	4,785	5,430
Total liabilities and stockholders’ equity	$4,872	$5,523

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities

Net loss	$(639)	$(543)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based compensation, including vesting of stock to directors	42	47
Gain on extinguishment of debt	-	(53)
Changes in other operating items:
Prepaid expenses, other current assets, and other assets	23	(14)
Accounts payable and accrued expenses	(6)	(29)
Net cash used in operating activities	(580)	(592)

Cash flows from financing activities
Purchase of Treasury Stock	(48)	-
Net cash used in financing activities	(48)	-

Net decrease in cash and cash equivalents	(628)	(592)
Cash and cash equivalents at the beginning of the period	5,396	6,469
Cash and cash equivalents at the end of the period	$4,768	$5,877

Supplemental disclosures of cash flow information
Net cash paid during the period for income taxes	$-	$2

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND SIX MONTHS ENDED June 30, 2022 and 2021

(UNAUDITED)

(in thousands, except per share data)

						Total
			Additional		Treasury	stock-
	Common stock (Issued)		paid -in	Accumulated	stock, at	Holders
	shares	amount	capital	deficit	cost	Equity
Balance at December 31, 2020	20,654,996	$206	$34,226	$(26,279)	$(1,699)	$6,454
Net loss	-	-	-	(249)	-	(249)
Equity based compensation expense	-	-	3	-	-	3
Stock based compensation expense to directors	-	-	20	-	-	20
Balance at March 31, 2021	20,654,996	$206	$34,249	$(26,528)	$(1,699)	$6,228
Net loss	-	-	-	(294)	-	(294)
Equity based compensation expense	-	-	4	-	-	4
Stock based compensation expense to directors	-	-	20	-	-	20
Balance at June 30, 2021	20,654,996	$206	$34,273	$(26,822)	$(1,699)	$5,958

Balance at December 31, 2021	21,025,748	$210	$34,316	$(27,397)	$(1,699)	$5,430
Net loss	-	-	-	(314)	-	(314)
Equity based compensation expense	100,000	1	1	-	-	2
Stock based compensation expense to directors	-	-	20	-	-	20
Balance at March 31, 2022	21,125,748	$211	$34,337	$(27,711)	$(1,699)	$5,138
Net loss	-	-	-	(325)	-	(325)
Purchase of Treasury Stock	-	-	-	-	(48)	(48)
Stock based compensation expense to directors	217,932	2	18	-	-	20
Balance at June 30, 2022	21,343,680	$213	$34,355	$(28,036)	$(1,747)	$4,785

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three months ended June 30, 2022 and 2021

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

The Company may be classified as an inadvertent investment company if the Company acquires investment securities in excess of 40% of its total assets. As of June 30, 2022, the Company is not considered an inadvertent investment company.

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

Loss per share for the three months ended June 30, 2022 and 2021, respectively, is calculated based on 20,415,711 and 20,277,195 weighted average outstanding shares of common stock, including weighted average issuable shares of 80,000 and 437,418 at June 30, 2022 and 2021, respectively.

Loss per share for the six months ended June 30, 2022 and 2021 respectively, is calculated based on 20,458,382 and 20,197,158 weighted average outstanding shares of common stock, including weighted average 148,966 and 357,380 shares which are issuable at June 30, 2022 and 2021, respectively.

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

As of June 30, 2022 and December 31, 2021, the Company held $4,630,000 and $5,250,000 in U.S. government debt securities. U.S. government securities are valued using a model that incorporates market observable data, such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. U.S. government debt securities are categorized in Level 2 of the fair value hierarchy, depending on the inputs used and market activity levels for specific securities. The U.S. government debt securities, which have maturities of three months or less at time of purchase, are reported as Cash and cash equivalents, and those with longer maturities are reported as investments, on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

The following table presents the Company’s financial instruments at fair value (in thousands):

	Fair Value Measurements as of June 30, 2022
	6/30/2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Treasury bills included in cash and cash equivalents	$4,630	$-	$4,630	$-

	Fair Value Measurements as of December 31, 2021
	12/31/2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Treasury bills included in cash and cash equivalents	$5,250	$-	$5,250	$-

5.	Income taxes

No tax benefit has been recorded in relation to the pre-tax loss for the three and six months ended June 30, 2022 and 2021, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

6.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On April 5, 2022, in accordance with the Board of Directors’ prior authorization, the Company purchased 192,750 shares of its common stock in a privately negotiated transaction at a price of $0.25 per share for an amount of approximately $48,000. At June 30, 2022, the Company had repurchased 2,234,721 shares of its common stock and a total of 2,765,279 of the authorized shares, remained available for repurchase as of June 30, 2022.

During the quarter ended June 30, 2022, a) the Company incurred $20,000 of director fees payable in 80,000 shares of its common stock to the independent directors of the Company, in payment of quarterly directors’ fees due to them for services in the second quarter of 2022, which were not issued as of June 30, 2022, and b) issued 217,932 shares of Company commons stock to the independent directors of the Company, in payment of quarterly directors’ fees due to them for services in 2021 and the first quarter of 2022. The equity compensation awards were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933 (“1933 Act”) provided by Section 4(a)(2) of the 1933 Act.

7.	Incentive stock plans and stock-based compensation

Stock awards

On February 13, 2019, 100,000 stock awards were issued to a newly appointed director of the Company. The stock awards vest equally, annually, over 3 years. The stock awards are valued based on the closing price of $0.42 of the Company’s common stock on February 13, 2019. At June 30, 2022, all shares had vested and were issued.

The Company recorded compensation expense of zero and approximately $3,500 for each of the three months ended June 30, 2022 and 2021, respectively, related to those stock awards. The Company recorded compensation expense of approximately $1,750 and $6,800 for each of the six months ended June 30, 2022 and 2021, respectively, related to those stock awards. There was no unrecognized compensation expense related to these unvested stock awards at June 30, 2022.

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

As of June 30, 2022, all options were vested and there were no outstanding options under the 2007 NPDC Plan. There were no grants, forfeitures or exercises of options during the three and six months ended June 30, 2022.

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

Results of operations

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

For the three months ended June 30, 2022, the Company had a loss from operations before income taxes of $325,000 compared to a loss from operations before income taxes of $293,000 for the three months ended June 30, 2021.

The increased loss before income taxes of $32,000 was primarily a result of an increase in Other operating expenses of $40,000 and an increase in Interest and other income of $3,000, offset by a decrease of compensation and benefits of $5,000 for the three months ended June 30, 2022.

Compensation and benefits

For the three months ended June 30, 2022, Compensation and benefits were $113,000 as compared to $118,000 for the three months ended June 30, 2021.

Other operating expenses

For the three months ended June 30, 2022, Other operating expenses were $215,000 as compared to $175,000 for the three months ended June 30, 2021.

Income taxes

For the three months ended June 30, 2022 and 2021, the Company recorded zero and approximately $1,000 income tax expense from operations, respectively. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended June 30, 2022 and 2021, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

For the six months ended June 30, 2022, the Company had a loss from operations before income taxes of $639,000 compared to a loss from operations before income taxes of $542,000 for the six months ended June 30, 2021.

The increased loss before income taxes of $97,000 was primarily the result of an increase in Other operating expenses of $41,000, and increase Compensation and benefits of $6,000, offset by a decrease in Interest and other income of $50,000.

Compensation and benefits

For the six months ended June 30, 2022, Compensation and benefits were $230,000 as compared to $224,000 for the six months ended June 30, 2021.

The increased Compensation and benefits of $6,000 is the result of an increase in salary expense for the six months ended June 30, 2022 in comparison to the six months ended June 30, 2021.

Other operating expenses

For the six months ended June 30, 2022, Other operating expenses were $412,000 as compared to $371,000 for the six months ended June 30, 2021. The increased operating expenses of $41,000 were primarily the result of increased professional fees of $16,000, increased insurance expenses of $11,000, and increased other expenses of $14,000.

Interest and other income

For the six months ended June 30, 2022, Interest and other income was $3,000 as compared to $53,000 for the six months ended June 30, 2021. The decreased interest and other income of $50,000 was primarily the result of increased interest income of $3,000, offset by decreased other income due to the extinguishment of debt of $53,000 during the six months ended June 30, 2021.

Income taxes

For the six months ended June 30, 2022 and 2021, the Company recorded zero and approximately $1,000 income tax expense from operations, respectively. No tax benefit has been recorded in relation to the pre-tax loss for the six months ended June 30, 2022 and 2021, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Financial condition

Liquidity and Capital Resources

At June 30, 2022, the Company had cash and cash equivalents totaling $4,768,000, which it intends to use to acquire interests in one or more operating businesses, to fund the Company’s general and administrative expenses, and the directors will also consider alternatives for distributing some or all of its cash and cash equivalents to stockholders. The Company believes that its working capital is sufficient to support its operating requirements through September 30, 2023.

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase. Please refer to note 4 for valuation of Investments.

The decrease in cash and cash equivalents of $628,000 for the quarter ended June 30, 2022 was primarily the result $580,000 used in operating activities and the repurchase of Treasury stock for $48,000.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On April 5, 2022, in accordance with the Board of Directors’ prior authorization, the Company purchased 192,750 shares of its common stock in a privately negotiated transaction at a price of $0.25 per share for an amount of approximately $48,000. At June 30, 2022, the Company had repurchased 2,234,721 shares of its common stock and a total of 2,765,279 of the authorized shares, remained available for repurchase as of June 30, 2022.

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: August 15, 2022	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ HAROLD D. KAHN
		Name:	Harold D. Kahn
		Title:	Acting Chief Financial Officer and Acting Principal Accounting Officer (Principal Financial Officer)

