Form 10-Q
period 2022-09-30
Wright Investors Service Holdings, Inc.
filed 2022-11-14
CIK 1279715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 11, 2022, there were 20,335,711 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Expenses
Compensation and benefits	$110	$111	$340	$335
Other operating	167	187	579	558
	277	298	919	893
Loss from operations	(277)	(298)	(919)	(893)
Interest and other income, net	15	-	18	53
Loss from operations before income taxes	(262)	(298)	(901)	(840)
Income tax expense	-	(1)	-	(2)
Net loss	$(262)	$(299)	$(901)	$(842)

Basic and diluted weighted average common shares outstanding	20,495,711	20,357,195	20,469,581	20,245,169

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.04)

See accompanying notes to condensed consolidated financial statements.

1

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss	$(262)	$(299)	$(901)	$(842)
Unrealized gain on available for sale securities	4	-	4	-
Comprehensive loss	$(258)	$(299)	$(897)	$(842)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,068	$5,396
Income tax receivable	73	73
Prepaid expenses and other current assets	34	46
Investments in U.S. Treasury Bills	2,421	-
Total current assets	4,596	5,515

Other assets	8	8

Total assets	$4,604	$5,523

Liabilities and stockholders’ equity
Current liabilities

Accounts payable and accrued expenses	$57	$93
Total current liabilities	57	93

Total liabilities	$57	$93

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued	-	-

Common stock, par value $0.01 per share, authorized 30,000,000 shares; Issued 21,343,680 and 21,025,748 as of September 30, 2022 and December 31, 2021, respectively; Outstanding 20,335,711 and 20,210,529 at September 30, 2022 and December 31, 2021, respectively, and 160,000 and 215,632 shares issuable as of September 30, 2022 and December 31, 2021, respectively	213	210

Additional paid-in capital	34,375	34,316
Accumulated deficit	(28,298)	(27,397)
Accumulated other comprehensive income	4	-
Treasury stock, at cost (1,007,969 shares at September 30, 2022 and 815,219 at December 31, 2021)	(1,747)	(1,699)
Total stockholders' equity	4,547	5,430
Total liabilities and stockholders’ equity	$4,604	$5,523

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities

Net loss	$(901)	$(842)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based compensation, including vesting of stock to directors	62	70
Gain on extinguishment of debt	-	(53)
Changes in other operating items:
Prepaid expenses and other current assets	12	(2)
Accounts payable and accrued expenses	(36)	(8)
Net cash used in operating activities	(863)	(835)

Cash flows from investing activities
Purchases of U.S. Treasury Bills	(2,417)	-
Net cash used in investing activities	(2,417)	-

Cash flows from financing activities
Purchase of Treasury Stock	(48)	-
Net cash used in financing activities	(48)	-

Net decrease in cash and cash equivalents	(3,328)	(835)
Cash and cash equivalents at the beginning of the period	5,396	6,469
Cash and cash equivalents at the end of the period	$2,068	$5,634

Supplemental disclosures of cash flow information
Net cash paid during the period for income taxes	$-	$3
Unrealized gain on available for sale securities	$4	$-

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED September 30, 2022 and 2021

(UNAUDITED)

(in thousands, except per share data)

					Accumulated		Total
			Additional		other	Treasury	stock-
	Common stock (Issued)		paid -in	Accumulated	comprehensive	stock, at	Holders
	shares	amount	capital	deficit	income	cost	Equity
Balance at December 31, 2020	20,654,996	$206	$34,226	$(26,279)	$-	$(1,699)	$6,454
Net loss	-	-	-	(249)	-	-	(249)
Equity based compensation expense	-	-	3	-	-	-	3
Stock based compensation expense to directors	-	-	20	-		-	20
Balance at March 31, 2021	20,654,996	$206	$34,249	$(26,528)	$-	$(1,699)	$6,228
Net loss	-	-	-	(294)	-	-	(294)
Equity based compensation expense	-	-	4	-	-	-	4
Stock based compensation expense to directors	-	-	20	-	-	-	20
Balance at June 30, 2021	20,654,996	$206	$34,273	$(26,822)	$-	$(1,699)	$5,958
Net loss	-	-	-	(299)	-	-	(299)
Equity based compensation expense	-	-	3	-	-	-	3
Stock based compensation expense to directors	370,752	4	16	-	-	-	20
Balance at September 30, 2021	21,025,748	$210	$34,292	$(27,121)	$-	$(1,699)	$5,682

Balance at December 31, 2021	21,025,748	$210	$34,316	$(27,397)	$-	$(1,699)	$5,430
Net loss	-	-	-	(314)	-	-	(314)
Equity based compensation expense	100,000	1	1	-	-	-	2
Stock based compensation expense to directors	-	-	20	-	-	-	20
Balance at March 31, 2022	21,125,748	$211	$34,337	$(27,711)	$-	$(1,699)	$5,138
Net loss	-	-	-	(325)	-	-	(325)
Purchase of Treasury Stock	-	-	-	-	-	(48)	(48)
Stock based compensation expense to directors	217,932	2	18	-	-	-	20
Balance at June 30, 2022	21,343,680	$213	$34,355	$(28,036)	$-	$(1,747)	$4,785
Net loss	-	-	-	(262)	-	-	(262)
Other comprehensive income	-	-	-	-	4	-	4
Stock based compensation expense to directors	-	-	20	-	-	-	20
Balance at September 30, 2022	21,343,680	$213	$34,375	$(28,298)	$4	$(1,747)	$4,547

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three months ended September 30, 2022 and 2021

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

The Company may be classified as an inadvertent investment company if the Company acquires investment securities in excess of 40% of its total assets. As of September 30, 2022, the Company is not considered an inadvertent investment company.

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

Loss per share for the three months ended September 30, 2022 and 2021, respectively, is calculated based on 20,495,711 and 20,357,195 weighted average outstanding shares of common stock, including weighted average issuable shares of 160,000 and 146,666 at September 30, 2022 and 2021, respectively.

Loss per share for the nine months ended September 30, 2022 and 2021, respectively, is calculated based on 20,469,581 and 20,245,169 weighted average outstanding shares of common stock, including weighted average 152,276 and 294,166 shares which are issuable at September 30, 2022 and 2021, respectively.

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

As of September 30, 2022 and December 31, 2021, the Company held $2,421,000 and $5,250,000 in U.S. government debt securities. U.S. government securities are valued using a model that incorporates market observable data, such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. U.S. government debt securities are categorized in Level 2 of the fair value hierarchy, depending on the inputs used and market activity levels for specific securities. The U.S. government debt securities, which have maturities of three months or less at time of purchase, are reported as Cash and cash equivalents, and those with longer maturities are reported as investments, on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.

Short-term investments in marketable securities have a stated maturity of twelve months or less from the balance sheet date. These securities are considered as available for sale and are reported at fair value. Unrealized gains and losses would be recorded net of tax as a component of Accumulated other comprehensive income within Shareholders' equity. Declines in market value from the original cost deemed to be "other-than-temporary" are charged to Interest and other income, net, in the period in which the loss occurs. The Company considers both the duration for which a decline in value has occurred and the extent of the decline in its determination of whether a decline in value has been “other than temporary.” Realized gains and losses are calculated based on the specific identification method and are included in Interest and other income, net, in the Condensed Consolidated Statement of Operations.

The following table presents the Company’s financial instruments at fair value (in thousands):

	Fair Value Measurements as of September 30, 2022
	9/30/2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments in U.S. Treasury bills	$2,421	$-	$2,421	$-

	Fair Value Measurements as of December 31, 2021
	12/31/2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury bills included in cash and cash equivalents	$5,250	$-	$5,250	$-

Investments in debt securities as of September 30, 2022 are summarized by type below (in thousands).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	$2,417	$4	$-	$2,421

Total	$2,417	$4	$-	$2,421

5.	Income taxes

No tax benefit has been recorded in relation to the pre-tax loss for the three and nine months ended September 30, 2022 and 2021, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

6.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On April 5, 2022, in accordance with the Board of Directors’ prior authorization, the Company purchased 192,750 shares of its common stock in a privately negotiated transaction at a price of $0.25 per share for an amount of approximately $48,000. At September 30, 2022, the Company had repurchased 2,234,721 shares of its common stock and a total of 2,765,279 of the authorized shares, remained available for repurchase as of September 30, 2022.

During the quarter ended September 30, 2022, a) the Company incurred $20,000 of director fees payable in 80,000 shares of its common stock to the independent directors of the Company, in payment of quarterly directors’ fees due to them for services in the third quarter of 2022, which were not issued as of September 30, 2022. As of September 30, 2022, there were 160,000 shares of Company common stock to be issued to the independent directors of the Company, in payment of quarterly directors’ fees due to them for services in the second and third quarters of 2022. The equity compensation awards were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933 (“1933 Act”) provided by Section 4(a)(2) of the 1933 Act.

7.	Incentive stock plans and stock-based compensation

Stock awards

On February 13, 2019, 100,000 stock awards were issued to a newly appointed director of the Company. The stock awards vest equally, annually, over 3 years. The stock awards are valued based on the closing price of $0.42 of the Company’s common stock on February 13, 2019. At September 30, 2022, all shares had vested and were issued.

The Company recorded compensation expense of zero and approximately $3,000 for each of the three months ended September 30, 2022 and 2021, respectively, related to those stock awards. The Company recorded compensation expense of approximately $1,750 and $10,300 for each of the nine months ended September 30, 2022 and 2021, respectively, related to those stock awards. There was no unrecognized compensation expense related to these unvested stock awards at September 30, 2022.

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

As of September 30, 2022, all options were vested and there were no outstanding options under the 2007 NPDC Plan. There were no grants, forfeitures or exercises of options during the three and nine months ended September 30, 2022.

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

Results of operations

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

For the three months ended September 30, 2022, the Company had a loss from operations before income taxes of $262,000 compared to a loss from operations before income taxes of $298,000 for the three months ended September 30, 2021.

The decreased loss before income taxes of $36,000 was primarily a result of a decrease in Other operating expenses of $20,000, increase in Interest and other income of $15,000, and a decrease of compensation of $1,000 for the three months ended September 30, 2022.

Compensation and benefits

For the three months ended September 30, 2022, Compensation and benefits were $110,000 as compared to $111,000 for the three months ended September 30, 2021.

Other operating expenses

For the three months ended September 30, 2022, Other operating expenses were $167,000 as compared to $187,000 for the three months ended September 30, 2021. The decreased operating expenses of $20,000 were primarily the result of decreased insurance expenses of $21,000, increased professional fees of $3,000, and decreased other expenses of $2,000.

Interest and other income

For the three months ended September 30, 2022, Interest and other income was $15,000 as compared to zero for the three months ended September 30, 2021. The increased interest and other income of $15,000 was primarily the result of the investments in U.S. Treasury securities and the resulting interest income of $15,000 during the three months ended September 30, 2022.

Income taxes

For the three months ended September 30, 2022 and 2021, the Company recorded zero and approximately $1,000 income tax expense from operations, respectively. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended September 30, 2022 and 2021, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

For the nine months ended September 30, 2022, the Company had a loss from operations before income taxes of $901,000 compared to a loss from operations before income taxes of $840,000 for the nine months ended September 30, 2021.

The increased loss before income taxes of $61,000 was primarily the result of an increase in Other operating expenses of $21,000, and increase in Compensation and benefits of $5,000, offset by a decrease in Interest and other income of $35,000.

Compensation and benefits

For the nine months ended September 30, 2022, Compensation and benefits were $340,000 as compared to $335,000 for the nine months ended September 30, 2021.

The increased Compensation and benefits of $5,000 is the result of an increase in salary expense for the nine months ended September 30, 2022 in comparison to the nine months ended September 30, 2021.

Other operating expenses

For the nine months ended September 30, 2022, Other operating expenses were $579,000 as compared to $558,000 for the nine months ended September 30, 2021. The increased operating expenses of $21,000 were primarily the result of increased professional fees of $19,000, decreased insurance expenses of $11,000, and increased other expenses of $13,000.

Interest and other income

For the nine months ended September 30, 2022, Interest and other income was $18,000 as compared to $53,000 for the nine months ended September 30, 2021. The decreased interest and other income of $35,000 was primarily the result of the investments in U.S. Treasury securities and the resulting interest income of $18,000, offset by decreased other income due to the extinguishment of debt of $53,000 during the nine months ended September 30, 2021.

Income taxes

For the nine months ended September 30, 2022 and 2021, the Company recorded zero and approximately $2,000 income tax expense from operations, respectively. No tax benefit has been recorded in relation to the pre-tax loss for the nine months ended September 30, 2022 and 2021, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Financial condition

Liquidity and Capital Resources

At September 30, 2022, the Company had cash and cash equivalents totaling $2,068,000, which it intends to use to acquire interests in one or more operating businesses, to fund the Company’s general and administrative expenses, and the directors will also consider alternatives for distributing some or all of its cash and cash equivalents to stockholders. The Company believes that its working capital is sufficient to support its operating requirements through November 30, 2023.

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase. Please refer to note 4 for valuation of Investments.

The decrease in cash and cash equivalents of $3,328,000 for the nine months ended September 30, 2022 was primarily the result of $863,000 used in operating activities, investment in U.S. Treasury Bills of $2,417,000, and the repurchase of Treasury stock for $48,000.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On April 5, 2022, in accordance with the Board of Directors’ prior authorization, the Company purchased 192,750 shares of its common stock in a privately negotiated transaction at a price of $0.25 per share for an amount of approximately $48,000. At September 30, 2022, the Company had repurchased 2,234,721 shares of its common stock and a total of 2,765,279 of the authorized shares, remained available for repurchase as of September 30, 2022.

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: November 14, 2022	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ HAROLD D. KAHN
		Name:	Harold D. Kahn
		Title:	Acting Chief Financial Officer and Acting Principal Accounting Officer (Principal Financial Officer)

