Form 10-K
period 2022-12-31
Wright Investors Service Holdings, Inc.
filed 2023-03-28
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of March 14, 2023, 20,620,711 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the 2022 annual meeting of stockholders, or an amendment to this Annual Report on Form 10-K, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2022.

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

PART I

Item 1.  Business.

General Development of Business

Wright Investors’ Service Holdings, Inc. (the “Company”, “Wright Holdings”, “we” or “us”) was incorporated on March 10, 1998.  The Company’s common stock is quoted on the OTC Pink Sheets and is traded under the symbol “iWSH”.

The Company currently has a substantial portion of its assets consisting of cash and cash equivalents and Investments in U.S. Treasury Bills.

Description of the Business of the Company

The Company has no or nominal operations. As a result, the Company is a “shell company”, as defined in Rule 405 of the Securities Act of 1933, as amended, or the Securities Act, and Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a shell company, its stockholders will be unable to utilize Rule 144 of the Securities Act, or Rule 144 to sell “restricted stock” as defined in Rule 144 or otherwise use Rule 144 to sell stock of the Company, and the Company would be ineligible to utilize registration statements on Form S-3 or Form S-8 for so long as the Company remains a shell company and other things, as a consequence, the offering, issuance and sale of its securities is likely to be more expensive and time consuming and may make the Company’s securities less attractive to investors.

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

The Company intends to evaluate and explore all available strategic options. The Company will continue to work to maximize stockholder value. Such strategic options may include acquisition of an investment advisory business, acquisition of a financial services business, creating partnerships or joint ventures for those or other businesses and investing in other businesses that provide attractive opportunities for growth. The directors will also consider alternatives for distributing some or all of the Company’s cash and cash equivalents. Until such time as a decision is made as to how its liquid assets are so deployed, the Company intends to invest its liquid assets in high-grade, short-term investments consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation.

See “Risk Factors” The Company may be classified as an inadvertent investment company” and “The Company is a shell company under the federal securities laws.”

Employees

The Company has 2 full-time employees as of December 31, 2022.

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

The Investment Company Act and the rules thereunder contain detailed requirements for the organization and operation of investment companies. If we were required to register under the Investment Company Act, applicable restrictions and other requirements could have a material adverse effect on us. In the event that we were to be required to register as an investment company under the Investment Company Act, we would be forced to comply with substantive requirements under the Act, including:

●	limitations on our ability to borrow;

●	limitations on our capital structure;

●	limitations on the issuance of debt and equity securities,

●	restrictions on acquisitions of interests in partner companies;

●	prohibitions on transactions with affiliates;

●	prohibitions on the issuance of options and other limitations on our ability to compensate key employees;

●	certain governance requirements,

●	restrictions on specific investments; and

●	reporting, record-keeping, voting and proxy disclosure requirements.

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

The Company has no or nominal operations. Pursuant to Rule 405 of the Securities Act and Exchange Act Rule 12b-2, a shell company is defined as a registrant that has no or nominal operations, and either:

●	no or nominal assets;

●	assets consisting solely of cash and cash equivalents; or

●	assets consisting of any amount of cash and cash equivalents and nominal other assets.

Our consolidated balance sheet reflects that our assets consist primarily of cash and cash equivalents and investments in U.S. Treasury Bills. Accordingly, we are a shell company. Applicable securities rules prohibit shell companies from using a Form S-8 registration statement to register securities pursuant to employee compensation plans and from utilizing Form S-3 for the registration of securities for so long as the Company is a shell company and for 12 months thereafter.

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

The Company has no revenue from operations and has been experiencing significant negative cash flow. Expenditures related to corporate overhead and other related items are expensed. Until such time as we develop or acquire an operating business or businesses that generate revenue, we will continue to deplete our existing assets.

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

Risks Related to Owning Our Common Stock

A significant portion of our common stock is held by a small group of large shareholders. Future sales of our common stock in the public market by the Company or its large stockholders could adversely affect the trading price of our common stock.

As of December 31, 2022, Bedford Oak Advisors, LLC and William H. Miller beneficially owned 27.10% and 17.26% of the Company’s common stock, respectively. Bedford Oak Advisors, LLC is controlled by Mr. Harvey P. Eisen, the Company’s Chairman and Chief Executive Officer. Mr. Eisen beneficially owned at such date an aggregate of 29.97% of the Company’s common stock, which percentage includes the 27.10% beneficially owned by Bedford Oak Advisors, LLC. Sales by us or our large stockholders of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could cause the market price of our common stock to decline.

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

At December 31, 2022, we had outstanding 20,335,711 shares of our common stock. There were 100,000 shares of stock awards vested as of December 31, 2022. The Company is authorized to issue up to 30,000,000 shares of common stock and are therefore able to issue additional shares without being required under corporate law to obtain shareholder approval.  If we issue additional shares, or if our existing shareholders exercise their outstanding options, our other shareholders may find their holdings drastically diluted, which if it occurs, means they would own a smaller percentage of our Company.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company leases office space on a month to month basis for $3,900 per month in Mount Kisco, NY.

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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock, $0.01 par value, is currently quoted on the OTC Pink Market under the symbol “iWSH”.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The Company did not declare or pay any cash dividends on its common stock in 2022 or 2021. The Company currently intends to retain future earnings to finance the growth and development of its business however, the directors will also consider alternative for distributing some or all of its cash and cash equivalents to stockholders.

Issuer Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On April 5, 2022, in accordance with the Board of Directors’ prior authorization, the Company purchased 192,750 shares of its common stock in a privately negotiated transaction at a price of $0.25 per share for an amount of approximately $48,000. The Company did not repurchase any common stock during the year ended December 31, 2021. At December 31, 2022 and 2021, the Company had repurchased an aggregate of 2,234,721 and 2,041,971, respectively, shares of its common stock and a total of 2,765,279 and 2,958,029 shares remained available for repurchase at December 31, 2022 and 2021, respectively, pursuant to the 5,000,000 shares repurchase plans.

Item 6.  Selected Financial Data.

Not required.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Overview

The Company is a “shell company”, as defined in Rule 12b-2 of the Exchange Act.  Because the Company is a shell company, its stockholders are unable to utilize Rule 144 to sell “restricted stock” as defined in Rule 144 or to otherwise use Rule 144 to sell its securities, and the Company is ineligible to utilize registration statements on Form S-3 or Form S-8 for so long as the Company remains a shell company.  As a consequence, among other things, the offering, issuance and sale of its securities is likely to be more expensive and time consuming and may make its securities less attractive to investors.  See “Item 1A. Risk Factors”.

The Company’s Board of Directors is considering strategic uses for its funds to develop or acquire interests in one or more operating businesses.  While the Company has focused its development or acquisition efforts on sectors in which our management has expertise, the Company does not wish to limit itself to, or to foreclose any opportunities in, any particular industry or sector.  Prior to this use, the Company’ anticipate will continue to be, invested in high-grade, short-term investments (such as cash and cash equivalents and U.S. Treasury Bills) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation, until such time as we need to utilize such funds, or any portion thereof, for the purposes described above. The directors will also consider alternatives for distributing some or all of its cash and cash equivalents to stockholders (see Note 1 to the Consolidated Financial Statements).

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

The accounting for uncertain tax positions guidance requires that the Company recognize the financial statement benefit of a tax position only after determining that the Company would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties on income taxes, including those related to uncertain tax positions as interest and other expenses, respectively. See Note 5 to the Consolidated Financial Statements for further information regarding the Company’s income taxes.

Results of Operations

Year ended December 31, 2022 compared to the year ended December 31, 2021

For the year ended December 31, 2022, the Company had a loss from operations before income taxes of $1,207,000 compared to a loss from operations before income taxes of $1,116,000 for the year ended December 31, 2021.

The increased loss of $91,000 was primarily the result of an increase in Other operating expenses of $49,000, increase in Compensation and benefits of $10,000, and a decrease in Interest and other income of $32,000.

Other operating expenses

For the year ended December 31, 2022, Other operating expenses were $768,000 as compared to $719,000 for the year ended December 31, 2021.

The increased operating expenses of $49,000 were primarily the result of increased professional fees of $42,000 and increased other expenses of $27,000, offset by decreased insurance expense of $8,000 and decreased equity-based compensation expense of $12,000.

Interest and other income

For the year ended December 31, 2022, Interest and other income was $21,000 as compared to $53,000 for the year ended December 31, 2021.

The decreased interest and other income of $32,000 was primarily the result of increased interest income of $ 21,000, offset by decreased gain on extinguishment of debt of $53,000.

Income taxes

For the years ended December 31, 2022 and 2021, the income tax expense of zero and approximately $2,000, respectively, substantially represents accruals related to state minimum income taxes.

The Company recorded a full valuation allowance against its net deferred tax assets as of December 31, 2022 and 2021. Due to a full valuation allowance to offset deferred tax assets related to net operating loss carryforwards attributable to the loss, no tax benefit has been recorded in relation to the pre-tax loss for the years ended December 31, 2022 and 2021.

Financial condition, liquidity, and capital resources

Liquidity and Capital Resources

At December 31, 2022, the Company had cash and cash equivalents totaling $90,000 and short-term U.S. Treasury Bills totaling $4,130,000 which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s general and administrative expenses. The directors will also consider alternatives for distributing some or all of its cash and cash equivalents and investments to stockholders.  The Company believes that its working capital is sufficient to support its operating requirements through March 31, 2024.

The decrease in cash and cash equivalents of $5,306,000 for the year ended December 31, 2022 was primarily the result of $1,160,000 used in operating activities, investment in U.S. Treasury Bills of $4,098,000, and the repurchase of Treasury stock for $48,000.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Financial Statements of Wright Investors’ Service Holdings, Inc.

10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wright Investors' Service Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wright Investors' Service Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Fort Lauderdale, Florida

March 28, 2023

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021
Expenses
Compensation and benefits	$460	$450
Other operating	768	719
Total operating expenses	1,228	1,169

Loss from operations	(1,228)	(1,169)
Interest and other income, net	21	53
Loss from operations before income taxes	(1,207)	(1,116)
Income tax expense	-	(2)
Net loss	$(1,207)	$(1,118)

Basic and diluted weighted average common shares outstanding	20,504,457	20,286,936

Basic and diluted loss per share	$(0.06)	$(0.06)

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2022	2021

Net loss	$(1,207)	$(1,118)
Unrealized gain on available for sale debt securities	32	-
Comprehensive loss	$(1,175)	$(1,118)

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$90	$5,396
Investments in U.S. Treasury Bills	4,130	-
Income tax receivable	73	73
Prepaid expenses and other current assets	100	46
Total current assets	4,393	5,515

Other assets	8	8
Total assets	$4,401	$5,523

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	112	93
Total current liabilities	112	93

Total liabilities	112	93

Commitments and Contingencies – Note 9

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued
Common stock, par value $0.01 per share, authorized 30,000,000 shares; Issued 21,343,680 and 21,025,748 as of December 31, 2022 and 2021, respectively; Outstanding 20,335,711 and 20,210,529 as of December 31, 2022 and 2021, respectively; 285,000 and 215,632 shares issuable as of December 31, 2022 and 2021, respectively.	213	210

Additional paid-in capital	34,395	34,316

Accumulated deficit	(28,604)	(27,397)

Accumulated other comprehensive income	32	-
Treasury stock, at cost (1,007,969 and 815,219 shares at December 31, 2022 and 2021, respectively)	(1,747)	(1,699)
Total stockholders' equity	4,289	5,430
Total liabilities and stockholders’ equity	$4,401	$5,523

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities

Net loss	$(1,207)	$(1,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based compensation, including vesting of stock to directors	82	94
Gain on extinguishment of debt	-	(53)
Changes in other operating items:
Prepaid expenses and other current assets	(54)	(6)
Accounts payable and accrued expenses	19	10
Net cash used in operating activities	(1,160)	(1,073)

Cash flows from investing activities
Purchase of U.S. Treasury Bills	(4,098)	-
Net cash used in investing activities	(4,098)	-

Cash flows from financing activities
Purchase of Treasury Stock	(48)	-
Net cash used in financing activities	(48)	-

Net decrease in cash and cash equivalents	(5,306)	(1,073)
Cash and cash equivalents at the beginning of the year	5,396	6,469
Cash and cash equivalents at the end of the year	$90	$5,396

Supplemental disclosures of cash flow information
Net cash paid during the year for Income taxes	$-	$2
Unrealized gain on available for sale securities	$32	$-

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands, except share data)

	Common stock shares	(Issued) amount	Additional paid – in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Treasury stock at, cost	Total Stock- holders’ equity

Balance at December 31, 2020	20,654,996	$206	34,226	$(26,279)	-	$(1,699)	$6,454
Net loss	-	-	-	(1,118)	-	-	(1,118)
Equity based compensation expense	-	-	14	-	-	-	14
Stock based compensation expense to directors	370,752	4	76	-	-	-	80
Balance at December 31, 2021	21,025,748	$210	$34,316	$(27,397)	-	$(1,699)	$5,430
Net loss	-	-	-	(1,207)	-	-	(1,207)
Equity based compensation expense	100,000	1	1	-	-	-	2
Purchase of Treasury Stock	-	-	-			(48)	(48)
Other Comprehensive Income	-	-	-	-	32	-	32
Stock based compensation expense to directors	217,932	2	78	-	-	-	80
Balance at December 31, 2022	21,343,680	$213	$34,395	$(28,604)	$32	$(1,747)	$4,289

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2022

1.	Description of activities

Wright Investors’ Service Holdings, Inc. (the “Company”) has nominal operations and nominal assets aside from its cash and cash equivalents and investments in U.S. Treasury Bills, and is therefore considered a shell company, as defined in U.S. securities laws and regulations. The Company is not engaged in the business of investing, reinvesting, or trading in securities, and it does not hold itself out as being engaged in those activities.

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

The Company may be classified as an inadvertent investment company if the Company acquires investment securities in excess of 40% of its total assets, exclusive of government securities. As of December 31, 2022, the Company is not considered an inadvertent investment company.

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

Cash and cash equivalents

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase.  Cash equivalents, which are carried at fair value or amortized cost, as applicable, consist of holdings in a money market fund and in U.S. Treasury Bills. Cash and cash equivalents amounted to approximately $90,000 and $5,396,000 at December 31, 2022 and 2021, respectively.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2022

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

As of December 31, 2022, and 2021, the Company held $4,130,000 and $5,250,000 in U.S. government securities. U.S. government securities are valued using a model that incorporates market observable data, such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. U.S. government securities are categorized in Level 2 of the fair value hierarchy, depending on the inputs used and market activity levels for specific securities. The U.S. government securities, which have maturities of three months or less at time of purchase, are reported as Cash and cash equivalents on the consolidated balance sheets as of December 31, 2022 and 2021.

Short-term investments in marketable securities have a stated maturity of twelve months or less from the balance sheet date. These securities are considered as available for sale and are reported at fair value. Unrealized gains and losses would be recorded net of tax as a component of Accumulated other comprehensive income within Shareholders' equity. Declines in market value from the original cost deemed to be "other-than-temporary" are charged to Interest and other income, net, in the period in which the loss occurs. The Company considers both the duration for which a decline in value has occurred and the extent of the decline in its determination of whether a decline in value has been “other than temporary.” Realized gains and losses are calculated based on the specific identification method and are included in Interest and other income, net, in the Consolidated Statement of Operations.

The following table presents the Company’s financial instruments at fair value (in thousands):

	Fair Value Measurements as of December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments in U.S. Treasury bills	$4,130	$-	$4,130	-

	Fair Value Measurements as of December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury bills included in cash and cash equivalents	$5,250	$-	$5,250	-

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2022

Investments in debt securities as of December 31, 2022 are summarized by type below (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	$4,098	$32	$-	$4,130
Total	$4,098	$32	$-	$4,130

All investments in debt securities are due in one year or less as of December 31, 2022.

Investment in undeveloped land

The Company owns certain non-strategic assets, including an investment in land and certain flowage rights in undeveloped property (the “properties”) primarily located Killingly, Connecticut. The properties were fully impaired as of December 31, 2018.

Per share data

Loss per share for the year ended December 31, 2022 and 2021, respectively, is calculated based on 20,504,457 and 20,286,936 weighted average outstanding shares of common stock, including weighted average issuable shares of 182,905 and 276,043 at December 31, 2022 and 2021, respectively.

Stock awards

Unvested Stock awards for 33,334 shares of common stock for the year ended December 31, 2021 were not included in the diluted computation as their effect would be anti-dilutive since the Company incurred net losses for that year. At December 31, 2022, all shares had vested and were issued.

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

The accounting for uncertain tax positions guidance requires that the Company recognize the financial statement benefit of a tax position only after determining that the Company would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties on income taxes, including those related to uncertain tax positions as interest and other expenses, respectively. The Company had no income tax uncertainties at December 31, 2022 and 2021.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and investments. Investments in cash and money market funds are insured up to $250,000 per depositor, per insured bank. Investments in U.S. Treasury Bills are insured up to $500,000. For the years ended December 31, 2022 and 2021, a substantial portion of the Company's investments in cash and U.S. Treasury Bills are in excess of these limits.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2022

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

4.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	Year Ended December 31,
	2022	2021

Accrued professional fees	$55	$40
Other	57	53
Total	$112	$93

5.	Income taxes

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Current
Federal	$-	$-
State and local	-	2
Total current	-	2

Deferred
Federal	$-	$-
State and local	-	-
Total deferred	$-	$-

Total income tax expense	$-	$2

 For the year ended December 31, 2021, current income tax expense related to operations represents accruals of minimum state income taxes.

The difference between the benefit for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) from operations is as follows:

	Year ended December 31,
	2022	2021
Federal income tax rate	(21.0)%	(21.0)%
State income tax (net of federal effect)	(0.6)	(5.0)
Change in valuation allowance	3.1	26.4
Deferred tax adjustment	17.0	-
Non-deductible expenses / (non-taxable income)	1.5	(0.2)
Effective tax rate	-%	0.2%

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2022

The deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$5,030	$4,770
Capital loss carryforwards	620	703
Equity-based compensation	16	157
Unrealized loss on investments	89	98
Other	2	-
Gross deferred tax assets	5,757	5,728
Less: valuation allowance	(5,757)	(5,728)
Deferred tax assets after valuation allowance	-	-

Net Deferred tax assets	$-	-

A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance increased by approximately $29,000 and $294,000 respectively, during the years ended December 31, 2022 and 2021. The increases in the valuation allowance during the years ended December 31, 2022 and 2021 were mainly due to increases in the net operating loss carryforward and other deferred tax assets.

The Company files a consolidated federal tax return with its subsidiaries. As of December 31, 2022, the Company has a federal net operating loss carryforward of approximately $22,395,000, of which $15,177,000 expires from 2031 through 2037, and $7,218,000 does not expire. The Company also has various state and local net operating loss carryforwards totaling approximately $6,239,000, which expire between 2025 and 2043, and a capital loss carryforward of approximately $2,371,000, which expires in 2023.

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

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On April 5, 2022, in accordance with the Board of Directors’ prior authorization, the Company purchased 192,750 shares of its common stock in a privately negotiated transaction at a price of $0.25 per share for an amount of approximately $48,000. The Company did not repurchase any common stock during the year ended December 31, 2021. At December 31, 2022, the Company had repurchased 2,234,721 shares of its common stock and a total of 2,765,279 of the authorized shares, remained available for repurchase as of December 31, 2022. At December 31, 2021, the Company had repurchased 2,041,971 shares of its common stock and a total of 2,958,029 of the authorized shares, remained available for repurchase at December 31, 2021.

During the year ended December 31, 2022, the Company issued 217,932 shares of Company common stock to directors, 100,000 stock awards vested and were issued and there were 285,000 shares of Company common stock to be issued to the independent directors of the Company, in payment of quarterly directors’ fees due to them for services in 2022. The equity compensation awards were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933 (“1933 Act”) provided by Section 4(a)(2) of the 1933 Act.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2022

8.	Incentive stock plans and stock-based compensation

Stock awards

On February 13, 2019, 100,000 stock awards were issued to a newly appointed director of the Company. The stock awards vest equally, annually, over 3 years. The stock awards are valued based on the closing price of $0.42 of the Company’s common stock on February 13, 2019. At December 31, 2022, all shares had vested and were issued.

The Company recorded compensation expense of approximately $1,750 and $13,800 for the years ended December 31, 2022 and 2021, respectively, related to those stock awards.

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

As of December 31, 2022, all options were vested and there were no outstanding options under the 2007 NPDC Plan. There were no grants, forfeitures or exercises of options during the year of 2022.

As of December 31, 2021, all options were vested and there were no outstanding options under the 2007 NPDC Plan. There were no grants, forfeitures or exercises of options during the year of 2021. During 2021, 100,000 options with a weighted average exercise price of $1.29, a weighted average contractual term of 1 year, and zero aggregate intrinsic value per share had expired.

Capital Stock

The Company’s Director Compensation Program (the “Compensation Program”) provided for payment to Directors who are not employees of the Company of (i) annual stock compensation for serving as a member of the Board or committee of the Board, and (ii) cash compensation for attendance in person or by telephone of meetings of the Board or committee of the Board.

During the year ended December 31, 2022, the Company incurred $80,000 of director fees payable in 353,966 shares of its common stock, of which 68,966 were issued and 285,000 are issuable as of December 31, 2022. As of December 31, 2022, there were 285,000 shares of Company common stock to be issued to the independent directors of the Company, in payment of quarterly directors’ fees due to them for services in 2022.

In March 2023, the Company amended its Directors’ Compensation Program for Directors who are not employees of the Company to provide that effective January 1, 2023 for (i) the termination of the issuance of any annual stock compensation for Directors serving as a member of the Board or a committee of the Board and (ii) the termination of the payment of any cash compensation for attendance in person or by telephone of meetings of the Board or committees of the Board as long as the Company remains a Shell Company.

9.	Commitments, Contingencies, and Other

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2022 were effective.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, the Company conducted an evaluation of internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) (“COSO Framework”).  Based upon our evaluation, the Company concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

(d) Changes in Internal Control over Financial Reporting

The Company’s Chief Executive Officer and Acting Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of December 31, 2022 for its annual stockholders’ meeting for 2022 (the “Proxy Statement”) under the captions “Directors and Executive Officers”, “Corporate Governance”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Audit Committee.”

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Additional information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders under the caption “Stock Ownership of Management and Principal Stockholders”.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders under the captions “Certain Transactions with Management” and “Director Independence”.

Item 14.  Principal Accounting Fees and Services.

The information regarding principal accountant fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is incorporated by reference to the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders under the caption “Principal Accountant Fees and Services.”

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:

(a)(2)	Schedules have been omitted because they are not required or are not applicable, or the required information has been included in the financial statements or the notes thereto.
(a)(3)	See accompanying Index to Exhibits.

EXHIBITS

3(i)		Articles of Incorporation. Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form S-1, Registration No. 333-118568.

3(ii)		Bylaws. Incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form S-1, Registration No. 333-118568.

4.1		Form of certificate representing shares of common stock, par value $0.01 per share. Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form S-1, Registration No. 333-118568.

10.1		Form of Restricted Stock Unit Agreement. Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Form 8-K filed on December 22, 2012.

14		Code of Business Conduct and Ethics for Chief Executive Officer and Senior Financial Officers of the Registrant and its subsidiaries. Incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2004 filed on April 15, 2005

21		Subsidiaries of the Registrant*

31.1	*	Certification of the principal executive officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of the principal financial officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer and the principal financial officer of the Company

101.INS		XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		XBRL tags are embedded within the Inline XBRL document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_________________________________

 *Filed within

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: March 28, 2023	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ HARVEY P. EISEN	Chairman, President and Chief Executive Officer	March 28, 2023
Harvey P. Eisen	(Principal Executive Officer)

/s/ HAROLD KAHN	Acting Chief Financial Officer and Acting Principal Accounting Officer	March 28, 2023
Harold Kahn	(Principal Financial Officer)

/s/ LAWRENCE G. SCHAFRAN	Director	March 28, 2023
Lawrence G. Schafran

/s/ DORT CAMERON III	Director	March 28, 2023
Dort Cameron III

