Form 10-K/A
period 2022-12-31
Wright Investors Service Holdings, Inc.
filed 2023-04-27
CIK 1279715

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

As of April 27, 2023, 20,620,711 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

Wright Investors’ Service Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) pursuant to General Instruction G (3) to Form 10-K, which amends and supplements our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2023 (the “2022 Form 10-K”). This Form 10-K/A provides the information required to be disclosed in Part III, Items 10 through 14 and updates the information contained in Part IV, Item 15. As a result of this amendment, the Company is filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the 2022 Form 10-K.

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

 Set forth below are the names of, and certain biographical information regarding, the directors of the Company. The Board of Directors currently consists of three directors.

  Harvey P. Eisen, 80, has served as Chairman of the board of directors and Chief Executive Officer of the Company since June 2007 and also has served as its President since July 2007.  Mr. Eisen has served as a director of the Company since 2004.  Mr. Eisen has served as Chairman and Managing Member of Bedford Oak Advisors, LLC, an investment partnership (“Bedford Oak”), since 1998 and was Chairman and Director of GP Strategies Corporation, a global performance solutions provider (“GP Strategies”) from 2004 to 2018. Mr. Eisen has also served on the board of directors of VerifyMe, Inc., a provider of physical, cyber and biometric security solutions from April 2018 through February 2019.

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

Lawrence G. Schafran, 84, is a private investor and has served as a director and chairman of the audit committee of the Company since 2006.  Mr. Schafran also serves as a director of Glasstech, Inc., a manufacturer and seller of glass bending and tempering systems. Mr. Schafran also served as director of other public and private companies, such as Cupcake Digital, Inc., a developer of mobile applications focusing on the children’s market from 2013 to June 2019 and VerifyMe, Inc., a provider of physical, cyber and biometric security solutions from 2013 to June 2019. He also served as a Managing Director of Providence Capital, Inc., an investment and advisory firm from March 2003 until December 2012.

Mr. Schafran is qualified to serve on our board of directors because of his extensive business skills and experiences and his financial literacy and expertise.  Mr. Schafran also possesses a broad range of experiences and skill garnered from the various leadership positions and from his service on other public company boards and committees.

Dort A. Cameron III, 78, is currently the managing member of Airlie Enterprises, LLC, a private consulting and principal investments company established in 1995 and has served as a director and chairman of the Compensation and Nominating and Corporate Governance Committee of the Company since February 2019. Mr. Cameron is also the President of the Cameron Family Foundation. Mr. Cameron was a principal of the Investment Manager, a managing director of the General Partner of the Investment Manager and Chief Investment Officer (portfolio manager) of the Airlie Opportunity Fund’s portfolio from 2003 through 2014.

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

Harold D. Kahn, 69, is the Acting Chief Financial Officer and Acting Principal Accounting Officer of the Company since March 2019. Mr. Kahn previously served as a consultant to the Company. Mr. Kahn has been the Managing Member of Vela Capital Advisors, LLC, an independent advisory consultancy since February 2007. Mr. Kahn has been a senior principal for several privately-held technology consulting and investment management firms.  Earlier in his career, he was a Partner at PricewaterhouseCoopers in New York and Tokyo. Mr. Kahn holds an AB in Economics from Stanford University.

Corporate Governance

General

The Company is committed to establishing sound principles of corporate governance which promote honest, responsible and ethical business practices. The Company’s Board of Directors and Nominating and Corporate Governance Committee review and evaluate the Company’s corporate governance practices. This review includes comparing the Board’s current governance policies and practices with those suggested by corporate governance authorities as well as the practices of other public companies of comparable size. The Board of Directors has adopted those corporate governance policies and practices that its evaluation suggests are the most appropriate for the Company.

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

The Board of Directors determined that each of Messrs. Schafran and Cameron are able to read and understand financial statements and that each of Messrs. Schafran and Cameron have accounting or related financial management expertise in accordance with the applicable rules of Nasdaq. The Board of Directors also determined that each of Messrs. Schafran and Cameron, who serve as the Audit Committee financial experts, have the accounting or related financial management expertise necessary to be considered a “financial expert” under SEC rules.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors to file reports regarding ownership of the Company’s common stock with the SEC, and to furnish the Company with copies of all such reports. Based on a review of these filings, the Company believes that with respect to the most recently concluded fiscal year, all such reports were filed as of April 27, 2023.

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

The Company has elected to use the Smaller Reporting Company rules issued by the SEC regarding the disclosure of executive compensation. The Company had two executive officers (our “named executive officers”) including the principal executive officer at the end of the last completed fiscal year. Consequently, we are providing a Summary Compensation Table covering 2022 and 2021 compensation for these two individuals.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of the Company’s Named Executive Officers for the fiscal years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
		($)	($)	($)	($)
Harvey P. Eisen, Chairman of the Board and Chief Executive Officer (Principal Executive	2022	300,000	0	0	300,000
Officer)	2021	300,000	0	0	300,000
Harold D. Kahn, Acting Chief Financial Officer and Acting Principal Accounting Officer	2022 2021	60,000 60,000	0 0	0 0	60,000 60,000

The named executive officers did not hold any unexercised and vested options to purchase shares of common stock of the Company at December 31, 2022.

Overview of Material Compensation Arrangements with Our Named Executive Officers

The following is a summary of the material terms of employment and compensation arrangements pursuant to which compensation was paid to our named executive officers for their service with the Company or its subsidiaries for the fiscal year ended December 31, 2022.

Harvey P. Eisen

Harvey P. Eisen, the Company’s Chairman, President, and Chief Executive Officer, has an annual salary of $300,000 to reflect his duties in exploring strategic alternatives for the Company.

Harold D. Kahn

The Board of Directors appointed Harold D. Kahn as Acting Chief Financial Officer and Acting Chief Accounting Officer effective March 25, 2019. Mr. Kahn has an agreed fee of $5,000 per month.

DIRECTOR COMPENSATION

Only directors who are not employees of the Company or its subsidiaries are entitled to receive compensation for service as a director. The table below summarizes the total compensation paid to or earned by each director of the Company (who is not an employee of the Company) for the fiscal year ended December 31, 2022. The column “Fees Earned or Paid in Cash” includes common stock of the Company issued in lieu of cash.

2022 Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
	($)	($)	($)	($)
Lawrence G. Schafran	2,000	40,000 (1)	0	42,000
Dort Cameron III	2,000	40,000 (2)	0	42,000

(1)	Mr. Schafran was issued 34,483 shares of Company common stock in lieu of $10,000 of his annual director’s fee for the first quarter of 2022 on April 28, 2022.

Mr. Schafran was issued 142,500 shares of Company common stock in lieu of $30,000 of his annual director’s fee for the second, third, and fourth quarters of 2022 on March 9, 2023.

(2)	Mr. Cameron was issued 34,483 shares of Company common stock in lieu of $10,000 of his annual director’s fee for the first quarter of 2022 on April 28, 2022.

Mr. Cameron will be issued 142,500 shares of Company common stock in lieu of $30,000 of his annual director’s fee for the second, third, and fourth quarters of 2022 on March 9, 2023.

Director Compensation Program

Directors who are not employees of the Company or its subsidiaries, shall be paid as set forth below:

●	annual director compensation to each member of the Board of Directors of $25,000, paid in quarterly installments of $6,250 (a Vice Chairman receives annual director compensation of $35,000, paid in quarterly installments of $8,750, currently the Company does not have a Vice Chairman);

●	$1,500 in cash for each meeting of the Board of Directors and for each committee meeting attended in person and $750 in cash for each Board of Directors or Board committee meeting attended by means of conference telephone connection;

●	annual director compensation of $5,000, paid in quarterly installments of $1,250, to each member of the Audit Committee (except the Chairman of the Audit Committee who is to receive annual compensation of $10,000), plus $750 in cash for each meeting of the Audit Committee attended in person and $500 in cash for each meeting of the Audit Committee attended by telephone, except that the per meeting attendance fee is reduced to $500 for attendance at any Audit Committee meeting held on the same day as a regular or special meeting of the Board; and

●	annual director compensation of $2,500, paid in quarterly installments of $625, to each member of the Compensation Committee and each member of the Nominating and Corporate Governance Committee (except the Chairman of each such Committee, who is to receive annual compensation of $5,000), plus $750 in cash for each meeting of the Audit Committee attended in person and $500 in cash for each meeting of the Audit Committee attended by telephone, except that the per attendance meeting fee is reduced to $500 for attendance at any Nominating and Corporate Governance Committee meeting held on the same day as a regular or special meeting of the Board.

As of December 31, 2022, all of the sums designated above as “annual director compensation” were required to be paid in Company common stock; provided that common stock issued in lieu of annual compensation is valued at the average between the closing bid and ask price on the day prior to the date upon which the annual compensation became payable.

In March 2023, the Company amended its Directors’ Compensation Program for Directors who are not employees of the Company to provide that effective January 1, 2023 and as long as the Company remains a shell company (i) the issuance of any annual stock compensation for Directors serving as a member of the Board or a committee of the Board shall be terminated, and (ii) the payment of any cash compensation for attendance in person or by telephone of meetings of the Board or committees of the Board shall be terminated.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders

The following table sets forth the number of shares of common stock beneficially owned as of April 27, 2023 by each person who is known by the Company to own beneficially more than five percent of outstanding Company common stock other than executive officers or directors of the Company, whose beneficial ownership is reflected in the Security Ownership of Directors and Executive Officers table below.  There were 20,620,711 shares of Company common stock outstanding on April 27, 2023.

Security Ownership of Principal Stockholders Table

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Bedford Oak Advisors, LLC 118 North Bedford Road, Suite 100 Mount Kisco, NY 10549	6,093,669 (1)	29.55%
William H. Miller III	3,509,838 (2)	17.02%

(1)	Based on a Schedule 13D/A filed jointly by Bedford Oak Advisors, LLC (“Bedford Oak”), Bedford Oak Capital, L.P. (“Capital”), Bedford Oak Acorn, L.P. (“Acorn”) and Mr. Eisen with the SEC on January 4, 2021, Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn and certain other private investment partnerships. Mr. Eisen beneficially owned at such date an aggregate of 29.55% of the Company’s common stock, which percentage includes the 26.73% beneficially owned by Bedford Oak Advisors, LLC. See Security Ownership of Directors and Executive Officers table below.

(2)	Based on Form 5 filed by William H. Miller III with the SEC on February 2, 2023.

Security Ownership of Directors and Executive Officers

The following table sets forth the beneficial ownership of Company outstanding common stock as of April 27, 2023 by each person who is a director or named executive officer of the Company as of such date, naming each such person, and all persons who are directors and executive officers of the Company as of such date, as a group.

Security Ownership of Directors and Executive Officers Table

Name	Amount and Nature of Beneficial Ownership		Percent of Class
Harvey P. Eisen	6,093,669	(1)	29.55%
Dort Cameron III	833,109	(2)	4.04%
Lawrence G. Schafran	822,810		3.99%
Harold D. Kahn	0		0%
Directors and executive officers as a group (4 persons) (3)	7,749,588		37.58%

(1)	Includes 5,511,169 shares of Company common stock beneficially owned by Bedford Oak, Capital and Acorn. Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn. See footnote 1 to Principal Stockholders table above.

(2)	On February 13, 2019 the Board of Directors of the Corporation appointed Dort A. Cameron III as a director of the Corporation. Includes 100,000 RSU’s which vested in 1/3 increments of 33,333 on each of the one year and two year anniversary and 33,334 on the three year anniversary of the February 13, 2019 date of grant (the “Grant Date”) and were subject to a three year transfer of sale restriction until the three year anniversary of the Grant Date. The shares were issued on February 14, 2022.

(3)	Includes Messrs. Schafran, and Cameron, each of whom is currently a director of the Company, and Mr. Eisen who is currently a director and a named executive officer of the Company and Mr. Kahn who is a named executive officer of the Company.

Equity Compensation Plan Information

The Company no longer has any existing equity compensation plans that have been approved by stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other Compensation

See the narrative disclosure following the Summary Compensation Table and the Outstanding Equity Awards at Fiscal Year-End Table in “Item 11. Executive Compensation” for summaries of the compensation arrangements and agreements in which the Company and its executive officers and directors are participants.

Director Independence

Since the adoption of the Sarbanes-Oxley Act in July 2002, there has been growing public and regulatory focus on the independence of directors. The Company is not subject to the listing requirements of any securities exchange, including Nasdaq, because the Company’s common stock is traded on the OTC Pink Sheets. However, in July 2007, the Board of Directors adopted the standards for independence for Nasdaq-listed companies, and the independence determinations that follow are based upon the criteria established by Nasdaq for determining director independence and upon the criteria established by Nasdaq and the SEC for determining Audit Committee member independence.

The Board of Directors determines the independence of its members through a consideration of all relevant facts and circumstances, including an assessment of the materiality of any relationship between the Company and a director. In making each of these independence determinations, the Board of Directors considered and assessed, from the standpoint of materiality and independence, all of the information provided by each director in response to inquiries concerning his independence and any direct or indirect business, family, employment, transactional or other relationship or affiliation of such director with the Company.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for services rendered for 2022 and 2021 by EisnerAmper LLP (Fort Lauderdale, Florida, PCAOB ID: 274), were as follows:

	2022	2021

Audit Fees (1)	$57,000	$55,000

(1)	Audit fees consisted principally of fees for the audit of the annual financial statements and reviews of the condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and review of the Company’s Forms 10-K and 10K/A containing proxy statement disclosure.

Policy on Pre-Approval of Services Provided by Independent Auditor

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of EisnerAmper LLP are subject to specific pre-approval policies. In 2022 and 2021, all audit services and other services to be performed by EisnerAmper LLP were pre-approved by the Audit Committee in accordance with pre-approval policies established by the Board of Directors.  The procedures require that all proposed engagements of EisnerAmper LLP for services of any kind be directed to the Audit Committee prior to the beginning of any service.

All services provided by the independent registered public accounting firm for 2022 and 2021 were approved in advance by the Audit Committee of the Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Date: April 27, 2023	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President, and Chief Executive Officer (Principal Executive Officer)

INDEX TO EXHIBITS

Number		Description

31.1	*	Certification of Principal Executive Officer
31.2	*	Certification of Principal Financial Officer

*	Filed herewith

