Form 10-Q
period 2023-06-30
Wright Investors Service Holdings, Inc.
filed 2023-08-11
CIK 1279715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:           None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered

Common Stock, $0.01 par value	IWSH	OTC

As of August 11, 2023, there were 20,620,711 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$210	$90
Investments in U.S. Treasury Bills	3,612	4,130
Income tax receivable	-	73
Prepaid expenses and other current assets	43	100
Total current assets	3,865	4,393

Other assets	8	8

Total assets	$3,873	$4,401

Liabilities and stockholders’ equity
Current liabilities

Accounts payable and accrued expenses	$123	$112
Total current liabilities	123	112

Total liabilities	$123	$112

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued	-	-

Common stock, par value $0.01 per share, authorized 30,000,000 shares; Issued 21,628,680 and 21,343,680 as of June 30, 2023 and December 31, 2022, respectively; Outstanding 20,620,711 and 20,335,711 at June 30, 2023 and December 31, 2022, respectively; 0 and 285,000 shares issuable as of June 30, 2023 and December 31, 2022, respectively	216	213

Additional paid-in capital	34,392	34,395
Accumulated deficit	(29,200)	(28,604)
Accumulated other comprehensive income	89	32
Treasury stock, at cost (1,007,969 shares at June 30, 2023 and December 31, 2022)	(1,747)	(1,747)
Total stockholders' equity	3,750	4,289
Total liabilities and stockholders’ equity	$3,873	$4,401

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Expenses
Compensation and benefits	$116	$113	$231	$230
Other operating	189	215	394	412
	305	328	625	642
Loss from operations	(305)	(328)	(625)	(642)
Interest and other income, net	23	3	29	3
Loss from operations before income taxes	(282)	(325)	(596)	(639)
Net loss	$(282)	$(325)	$(596)	$(639)

Basic and diluted weighted average common shares outstanding	20,620,711	20,415,711	20,620,711	20,458,382

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.03)

See accompanying notes to condensed consolidated financial statements.

2

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss	$(282)	$(325)	$(596)	$(639)
Unrealized gain on available for sale securities	22	-	57	-
Comprehensive loss	$(260)	$(325)	$(539)	$(639)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND SIX MONTHS ENDED June 30, 2023 and 2022

(UNAUDITED)

(in thousands, except per share data)

					Accumulated		Total
			Additional		other	Treasury	stock-
	Common stock (Issued)		paid -in	Accumulated	comprehensive	stock, at	Holders
	shares	amount	capital	deficit	income	cost	Equity
Balance at December 31, 2021	21,025,748	$210	$34,316	$(27,397)	$-	$(1,699)	$5,430
Net loss	-	-	-	(314)	-	-	(314)
Equity based compensation expense	100,000	1	1	-	-	-	2
Stock based compensation expense to directors	-	-	20	-		-	20
Balance at March 31, 2022	21,125,748	$211	$34,337	$(27,711)	$-	$(1,699)	$5,138
Net loss	-	-	-	(325)	-	-	(325)
Purchase of Treasury Stock	-	-	-	-	-	(48)	(48)
Stock based compensation expense to directors	217,932	2	18	-	-	-	20
Balance at June 30, 2022	21,343,680	$213	$34,355	$(28,036)	$-	$(1,747)	$4,785

Balance at December 31, 2022	21,343,680	$213	$34,395	$(28,604)	$32	$(1,747)	$4,289
Net loss	-	-	-	(314)	-	-	(314)
Stock based compensation expense to directors	285,000	3	(3)	-	-	-	-
Other Comprehensive Income	-	-	-	-	35	-	35
Balance at March 31, 2023	21,628,680	$216	$34,392	$(28,918)	$67	$(1,747)	$4,010
Net loss	-	-	-	(282)	-	-	(282)
Other Comprehensive Income	-	-	-	-	22	-	22
Balance at June 30, 2023	21,628,680	$216	$34,392	$(29,200)	$89	$(1,747)	$3,750

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities

Net loss	$(596)	$(639)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based compensation, including vesting of stock to directors	-	42
Changes in other operating items:
Income taxes receivable	73	-
Prepaid expenses and other current assets	57	23
Accounts payable and accrued expenses	11	(6)
Net cash used in operating activities	(455)	(580)

Cash flows from investing activities
Proceeds from redemptions of U.S. Treasury Bills	575	-
Net cash provided by investing activities	575	-

Cash flows from financing activities
Purchase of Treasury Stock	-	(48)
Net cash used in financing activities	-	(48)

Net increase (decrease) in cash and cash equivalents	120	(628)
Cash and cash equivalents at the beginning of the period	90	5,396
Cash and cash equivalents at the end of the period	$210	$4,768

Supplemental disclosures of cash flow information
Net cash (refunded) during the period for income taxes	$(73)	$-
Unrealized gain on available for sale securities	$57	$-

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three months ended June 30, 2023 and 2022

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

The Company intends to evaluate and explore all available strategic options. The Company will continue to work to maximize stockholder value. Such strategic options may include acquisition of an investment advisory business, acquisition of a financial services business, creating partnerships or joint ventures for those or other businesses and investing in other businesses that provide attractive opportunities for growth. The directors will also consider alternatives for distributing some or all of the Company’s cash and cash equivalents and investments in U.S. Treasury Bills. Until such time as a decision is made as to how the liquid assets of the Company are so deployed, the Company intends to invest its liquid assets in high-grade, short- term investments (such as cash and cash equivalents and Investment in U.S. Treasury Bills) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation.

The Company may be classified as an inadvertent investment company if the Company acquires investment securities in excess of 40% of the Company’s total assets (exclusive of government securities). As of June 30, 2023, the Company is not considered an inadvertent investment company.

2.	Per share data

Loss per share for the three months ended June 30, 2023 and 2022, respectively, is calculated based on 20,620,711 and 20,415,711 weighted average outstanding shares of common stock, including weighted average issuable shares of 80,000 at June 30, 2022.

Loss per share for the six months ended June 30, 2023 and 2022, respectively, is calculated based on 20,620,711 and 20,458,382 weighted average outstanding shares of common stock, including weighted average 148,966 shares which are issuable at June 30, 2022.

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

As of June 30, 2023 and December 31, 2022, the Company held $3,712,000 and $4,130,000, respectively, in U.S. government debt securities. U.S. government securities are valued using a model that incorporates market observable data, such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. U.S. government debt securities are categorized in Level 2 of the fair value hierarchy, depending on the inputs used and market activity levels for specific securities. The U.S. government debt securities, which have maturities of three months or less at time of purchase, are reported as Cash and cash equivalents, and those with longer maturities are reported as investments, on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

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

The following table presents the Company’s financial instruments at fair value (in thousands):

	Fair Value Measurements as of June 30, 2023
	6/30/2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Treasury bills included in cash and cash equivalents	$100	$-	$100	$-

Investments in U.S. Treasury bills	3,612	-	3,612	-

Total	$3,712	$-	$3,712	$-

	Fair Value Measurements as of December 31, 2022
	12/31/2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments in U.S. Treasury bills	$4,130	-	$4,130	-

Investments in debt securities as of June 30, 2023 are summarized by type below (in thousands).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury bills	$3,523	$89	$-	$3,612

Total	$3,523	$89	$-	$3,612

All investments in debt securities are due in one year or less as of June 30, 2023.

Changes in the accumulated other comprehensive income balance, net of income taxes, relates solely to net unrealized gain on available-for-sale securities for the six month ended June 30, 2023 is as follows:

Balance at December 31, 2022	$32

Amounts reclassified from accumulated other Comprehensive income to interest income and other income	(11)

21

Net current-period other comprehensive income	68

Balance at June 30, 2023	$89

Investments in debt securities as of December 31, 2022 are summarized by type below (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury bills	$4,098	$32	$-	$4,130

Total	$4,098	$32	$-	$4,130

The Company may be exposed to credit losses through its available-for-sale investments. An available-for-sale security is impaired when its fair value declines below its amortized cost basis. Unrealized losses resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit losses. When evaluating the investments for impairment at each reporting period, the Company reviews factors such as the extent of the unrealized loss, historical losses, current and future economic market conditions, and financial condition of the issuer. As of June 30, 2023, the Company has not recognized an allowance for expected credit losses related to its available-for-sale securities as the Company has not identified any unrealized losses for these investments attributable to credit factors.

4.	Income taxes

No tax benefit has been recorded in relation to the pre-tax loss for the three and six months ended June 30, 2023 and 2022, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

5.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On April 5, 2022, in accordance with the Board of Directors’ prior authorization, the Company purchased 192,750 shares of its common stock in a privately negotiated transaction at a price of $0.25 per share for an amount of approximately $48,000. The Company did not repurchase any common stock during three and six months ended June 30, 2023 and 2022. At June 30, 2023 and 2022, the Company had repurchased 2,234,721 shares of its common stock and a total of 2,765,279 of the authorized shares, remained available for repurchase as of June 30, 2023.

On March 9, 2023, there were 285,000 shares of Company common stock issued to the independent directors of the Company, in payment of quarterly directors’ fees due to them for services in 2022, which were classified as issuable at December 31, 2022. As of June 30, 2022, there were 80,000 shares of Company common stock to be issued to the independent directors of the Company, in payment of quarterly directors’ fees due to them for services in the second quarter of 2022. The shares were issued on March 9, 2023. The equity compensation awards were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933 (“1933 Act”) provided by Section 4(a)(2) of the 1933 Act.

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

6.	Incentive stock plans and stock-based compensation

Stock awards

On February 13, 2019, 100,000 stock awards were issued to a newly appointed director of the Company. The stock awards vest equally, annually, over 3 years. The stock awards are valued based on the closing price of $0.42 of the Company’s common stock on February 13, 2019. At June 30, 2023, all shares had vested and were issued.

There was no compensation expense recorded for the three months ended June 30, 2023 and 2022, respectively, related to stock awards. The Company recorded compensation expense of zero and approximately $1,750 for each of the six months ended June 30, 2023 and 2022, respectively, related to those stock awards. There was no unrecognized compensation expense related to these unvested stock awards at June 30, 2023.

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

Results of operations

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

For the three months ended June 30, 2023, the Company had a loss from operations before income taxes of $282,000 compared to a loss from operations before income taxes of $325,000 for the three months ended June 30, 2022.

The decreased loss before income taxes of $43,000 was primarily a result of a decrease in Other operating expenses of $26,000, increase of compensation of $3,000 for the three months ended June 30, 2022, offset by a decrease in Interest and other income of $20,000.

Compensation and benefits

For the three months ended June 30, 2023, Compensation and benefits were $116,000 as compared to $113,000 for the three months ended June 30, 2022.

Other operating expenses

For the three months ended June 30, 2023, Other operating expenses were $189,000 as compared to $215,000 for the three months ended June 30, 2022. The decreased operating expenses of $26,000 were primarily the result of decreased directors’ fees of $22,000, decreased insurance expenses of $6,000, decreased professional fees of $20,000, decreased other expenses of $11,000, offset by increased fees related to the repair and maintenance of Company owned dam properties of $33,000.

Interest and other income

For the three months ended June 30, 2023, Interest and other income was $23,000 as compared to $3,000 for the three months ended June 30, 2022. The increased interest and other income of $20,000 was primarily the result of the investments in U.S. Treasury securities and the resulting interest income of $20,000 during the three months ended June 30, 2023.

Income taxes

For the three months ended June 30, 2023 and 2022, the Company recorded no income tax expense from operations. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended June 30, 2023 and 2022, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

For the six months ended June 30, 2023, the Company had a loss from operations before income taxes of $596,000 compared to a loss from operations before income taxes of $639,000 for the six months ended June 30, 2022.

The decreased loss before income taxes of $43,000 was primarily the result of a decrease in Other operating expenses of $18,000, increase in Compensation and benefits of $1,000, offset by an increase in Interest and other income of $26,000.

Compensation and benefits

For the six months ended June 30, 2023, Compensation and benefits were $231,000 as compared to $230,000 for the six months ended June 30, 2022.

Other operating expenses

For the six months ended June 30, 2023, Other operating expenses were $394,000 as compared to $412,000 for the six months ended June 30, 2022. The decreased operating expenses of $18,000 were primarily the result of decreased insurance expenses of $8,000, decreased directors’ fees of $43,000, decreased other expenses of $11,000, offset by increased expenses related to the repair and maintenance of the Company owned dam properties of $44,000. The properties were fully impaired as of December 31, 2018.

Interest and other income

For the six months ended June 30, 2023, Interest and other income was $29,000 as compared to $3,000 for the six months ended June 30, 2022. The increased interest and other income of $26,000 was primarily the result of the investments in U.S. Treasury securities and the resulting interest income of $21,000 during the six months ended June 30, 2023.

Income taxes

For the six months ended June 30, 2023 and 2022, the Company recorded no income tax expense from operations. No tax benefit has been recorded in relation to the pre-tax loss for the six months ended June 30, 2023 and 2022, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Financial condition

Liquidity and Capital Resources

At June 30, 2023, the Company had cash and cash equivalents totaling $210,000 and short-term U.S. Treasury Bills totaling $3,612,000 which it intends to use to acquire interests in one or more operating businesses, to fund the Company’s general and administrative expenses, and the directors will also consider alternatives for distributing some or all of its cash and cash equivalents and Investments in U.S. Treasury Bills to stockholders. The Company believes that its working capital is sufficient to support its operating requirements through September 30, 2024.

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase. Please refer to note 3 for valuation of Investments.

The increase in cash and cash equivalents of $120,000 for the six months ended June 30, 2023 was primarily the result of $455,000 used in operating activities, offset by redemption of U.S. Treasury Bills of $575,000 provided by investing activities.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At June 30, 2023, the Company had repurchased 2,234,721 shares of its common stock and, a total of 2,765,279 shares remained available for repurchase at June 30, 2023, pursuant to the 5,000,000 shares repurchase plans. The Company did not repurchase shares of common stock during the quarter ended June 30, 2023.

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: August 11, 2023	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2023	By:	/s/ HAROLD D. KAHN
		Name:	Harold D. Kahn
		Title:	Acting Chief Financial Officer and Acting Principal Accounting Officer (Principal Financial Officer)

