Form 10-K
period 2023-12-31
Wright Investors Service Holdings, Inc.
filed 2024-03-27
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☐     No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  Yes ☐     No ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period. Yes ☐     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒     No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $4,000,000.

As of March 14, 2024, 20,620,711 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the 2023 annual meeting of stockholders, or an amendment to this Annual Report on Form 10-K, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2023.

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

The Company currently has a substantial portion of its assets consisting of cash and cash equivalents and investments in U.S. Treasury Bills and mutual funds.

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

The Company is not engaged in the business of investing, reinvesting, or trading in securities, and it does not hold itself out as being engaged in those activities. However, under the Investment Company Act of 1940, as amended (the “Investment Company Act”), a company may fall within the scope of being an “inadvertent investment company” under section 3(a)(1)(C) of such Act if the value of the Company’s investment securities (as defined in the Investment Company Act) is more than 40% of the Company’s total assets (exclusive of government securities, and cash and certain cash equivalents).

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

See “Risk Factors” “The Company may be classified as an inadvertent investment company…” and “The Company is a shell company under the federal securities laws.”

Employees

The Company has 2 full-time employees as of December 31, 2023.

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

The Company is not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. However, under the Investment Company Act, a company may fall within the scope of being an “inadvertent investment company” under section 3(a)(1)(C) of such Act if the value of its investment securities (as defined in the Investment Company Act) is more than 40% of its total assets (exclusive of government securities, and cash and certain cash equivalents).

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

Our consolidated balance sheet reflects that our assets consist primarily of cash and cash equivalents and investments in U.S. Treasury Bills and mutual funds. Accordingly, we are a shell company. Applicable securities rules prohibit shell companies from using a Form S-8 registration statement to register securities pursuant to employee compensation plans and from utilizing Form S-3 for the registration of securities for so long as the Company is a shell company and for 12 months thereafter.

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

As of December 31, 2023, Bedford Oak Advisors, LLC and William H. Miller beneficially owned 26.73% and 17.02% of the Company’s common stock, respectively. Bedford Oak Advisors, LLC is controlled by Mr. Harvey P. Eisen, the Company’s Chairman and Chief Executive Officer. Mr. Eisen beneficially owned at such date an aggregate of 29.55% of the Company’s common stock, which percentage includes the 26.73% beneficially owned by Bedford Oak Advisors, LLC. Sales by us or our large stockholders of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could cause the market price of our common stock to decline.

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

At December 31, 2023, we had outstanding 20,620,711 shares of our common stock. The Company is authorized to issue up to 30,000,000 shares of common stock and are therefore able to issue additional shares without being required under corporate law to obtain shareholder approval.  If we issue additional shares, our other shareholders may find their holdings drastically diluted, which if it occurs, means they would own a smaller percentage of our Company.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

The Company recognizes the importance of assessing, identifying, and managing material risks associated with cybersecurity threats (as defined in Item 106(a) of Regulation S-K). These risks include, among others, operational risks, fraud, and violation of privacy. The Company, a shell entity, does not have processes in place since cybersecurity is not a risk to the Company due to the size of the Company, nature of its operations, and the number of transactions during the year. As needed, and in order to keep the Company informed of new and evolving cybersecurity risks, the Company consults with external parties such as information technology experts about risk management and strategy.

The audit committee assists the board of directors in fulfilling its oversight responsibilities with respect to the adequacy and effectiveness of the Company’s information security policies and practices and the internal controls regarding information security risks. The board and its committees engage with management to discuss potential enterprise risks, including matters related to cybersecurity.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Item 2.  Properties.

The Company leases office space on a month to month basis for $4,100 per month in Mount Kisco, NY.

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

The Company did not declare or pay any cash dividends on its common stock in 2023 or 2022. The Company currently intends to retain future earnings to finance the growth and development of its business however, the directors will also consider alternative for distributing some or all of its cash and cash equivalents to stockholders.

Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On April 5, 2022, in accordance with the Board of Directors’ prior authorization, the Company purchased 192,750 shares of its common stock in a privately negotiated transaction at a price of $0.25 per share for an amount of approximately $48,000. The Company did not repurchase any common stock during the year ended December 31, 2023. At December 31, 2023 and 2022, the Company had repurchased an aggregate of 2,234,721 shares of its common stock and a total of 2,765,279 remained available for repurchase at December 31, 2023 and 2022 pursuant to the 5,000,000 shares repurchase plans.

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

The Company’s Board of Directors is considering strategic uses for its funds to develop or acquire interests in one or more operating businesses.  While the Company has focused its development or acquisition efforts on sectors in which its management has expertise, the Company does not wish to limit itself to, or to foreclose any opportunities in, any particular industry or sector.  Prior to this use, the Company’ anticipate will continue to be, invested in high-grade, short-term investments (such as cash and cash equivalents, U.S. Treasury Bills, and mutual funds) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation, until such time as the Company needs to utilize such funds, or any portion thereof, for the purposes described above. The directors will also consider alternatives for distributing some or all of its cash and cash equivalents, and investments to stockholders (see Note 1 to the Consolidated Financial Statements).

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

Certain of our accounting policies require higher degrees of judgment than others in their application. These include accounting for income taxes and fair value measurements of investments which are summarized below.

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

Fair value measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy is required to prioritize the inputs used to measure fair value. The three levels of the fair value hierarchy are described as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted market prices that are observable, either directly or indirectly, and reasonably available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

Level 3 – Unobservable inputs. Unobservable inputs reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

Results of Operations

Year ended December 31, 2023 compared to the year ended December 31, 2022

For the year ended December 31, 2023, the Company had a loss from operations before income taxes of $1,006,000 compared to a loss from operations before income taxes of $1,207,000 for the year ended December 31, 2022.

The decreased loss of $201,000 was primarily the result of a decrease in Other operating expenses of $54,000 and an increase in Interest and other income of $145,000.

 Other operating expenses

For the year ended December 31, 2023, Other operating expenses were $714,000 as compared to $768,000 for the year ended December 31, 2022. The decreased operating expenses of $54,000 was primarily the result of decreased directors’ fees of $85,000, decreased professional fees of $6,000, and decreased other expenses of $6,000, offset by increased expenses related to the repair and maintenance and legal fees incurred in relation to the Company owned dam properties of $43,000. The properties were fully impaired as of December 31, 2018.

Interest and other income

For the year ended December 31, 2023, Interest and other income was $166,000 as compared to $21,000 for the year ended December 31, 2022. The increased interest and other income, including net realized gains and losses on U.S. Treasury bills, of $145,000 was primarily the result of the higher yields related to the investments in U.S. Treasury securities and mutual funds, and related interest income of $161,000 during the year ended December 31, 2023.

Income taxes

For the years ended December 31, 2023 and 2022, the Company recorded no income tax expense.

The Company recorded a full valuation allowance against its net deferred tax assets as of December 31, 2023 and 2022. Due to a full valuation allowance on the deferred tax assets related to net operating loss carryforwards, no tax benefit has been recorded in relation to the pre-tax loss for the years ended December 31, 2023 and 2022.

Financial condition, liquidity, and capital resources

Liquidity and Capital Resources

At December 31, 2023, the Company had cash and cash equivalents totaling $125,000 and short-term investments in U.S. Treasury Bills, and mutual funds totaling $3,144,000 which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s general and administrative expenses. The directors will also consider alternatives for distributing some or all of its cash and cash equivalents and investments to stockholders. The Company believes that its working capital is sufficient to support its operating requirements through March 31, 2025.

The increase in cash and cash equivalents of $35,000 for the year ended December 31, 2023 was primarily the result of $965,000 used in operating activities and proceeds from redemptions of investments in U.S. Treasury Bills of $1,735,000, offset by the purchase of mutual funds of $735,000.

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

10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wright Investors' Service Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wright Investors' Service Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 27, 2024

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$125	$90
Investments	3,144	4,130
Prepaid expenses and other current assets	97	100
Income tax receivable	-	73
Total current assets	3,366	4,393

Other assets	8	8
Total assets	$3,374	$4,401

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	83	112
Total current liabilities	83	112

Total liabilities	83	112

Commitments and Contingencies – Note 8

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued
Common stock, par value $0.01 per share, authorized 30,000,000 shares; Issued 21,628,680 and 21,343,680 as of December 31, 2023 and 2022, respectively; Outstanding 20,620,711 and 20,335,711 as of December 31, 2023 and 2022, respectively; 0 and 285,000 shares issuable as of December 31, 2023 and 2022, respectively.	216	213

Additional paid-in capital	34,392	34,395

Accumulated deficit	(29,610)	(28,604)

Accumulated other comprehensive income	40	32

Treasury stock, at cost (1,007,969 shares at December 31, 2023 and 2022)	(1,747)	(1,747)

Total stockholders' equity	3,291	4,289

Total liabilities and stockholders’ equity	$3,374	$4,401

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022
Expenses
Compensation and benefits	$458	$460
Other operating	714	768
Total operating expenses	1,172	1,228

Loss from operations	(1,172)	(1,228)
Interest and other income, net	166	21
Loss from operations	(1,006)	(1,207)
Net loss	$(1,006)	$(1,207)

Basic and diluted weighted average common shares outstanding	20,620,711	20,504,457

Basic and diluted loss per share	$(0.05)	$(0.06)

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2023	2022

Net loss	$(1,006)	$(1,207)
Unrealized gain on available for sale securities	40	32
Comprehensive loss	$(966)	$(1,175)

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands, except per share data)

					Accumulated		Total
			Additional		Other	Treasury	stock-
	Common stock (Issued)		paid – in	Accumulated	Comprehensive	stock at,	holders’
	shares	amount	Capital	deficit	Income	cost	equity

Balance at December 31, 2021	21,025,748	$210	34,316	$(27,397)	-	$(1,699)	$5,430
Net loss	-	-	-	(1,207)	-	-	(1,207)
Equity based compensation expense	100,000	1	1	-	-	-	2
Purchase of treasury stock	-	-	-	-	-	(48)	(48)
Other comprehensive income	-	-	-	-	32	-	32
Stock based compensation expense to directors	217,932	2	78	-	-	-	80
Balance at December 31, 2022	21,343,680	$213	$34,395	$(28,604)	32	$(1,747)	$4,289
Net loss	-	-	-	(1,006)	-	-	(1,006)
Other comprehensive income	-	-	-	-	8	-	8
Issuance of shares payable to directors	285,000	3	(3)	-	-	-	-
Balance at December 31, 2023	21,628,680	$216	$34,392	$(29,610)	$40	$(1,747)	$3,291

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities

Net loss	$(1,006)	$(1,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based compensation, including vesting of stock to directors	-	82
Realized gain on investments	(6)	-
Changes in other operating items:
Income tax receivable	73	-
Prepaid expenses and other current assets	3	(54)
Accounts payable and accrued expenses	(29)	19
Net cash used in operating activities	(965)	(1,160)

Cash flows from investing activities
Proceeds from redemptions of investments	1,735	-
Purchase of investments	(735)	(4,098)
Net cash provided by (used in) investing activities	1,000	(4,098)

Cash flows from financing activities
Purchases of treasury stock	-	(48)
Net cash used in financing activities	-	(48)

Net increase (decrease) in cash and cash equivalents	35	(5,306)
Cash and cash equivalents at the beginning of the year	90	5,396
Cash and cash equivalents at the end of the year	$125	$90

Supplemental disclosures of cash flow information
Cash refunded during the year for income taxes	$(73)	$-
Unrealized gain on available for sale securities	$8	$32

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2023

1.	Description of activities

Wright Investors’ Service Holdings, Inc. (the “Company”) has nominal operations and nominal assets aside from its cash and cash equivalents and investments in U.S. Treasury Bills, and mutual funds, and is therefore considered a shell company, as defined in U.S. securities laws and regulations. The Company is not engaged in the business of investing, reinvesting, or trading in securities, and it does not hold itself out as being engaged in those activities.

The Company intends to evaluate and explore all available strategic options. The Company will continue to work to maximize stockholder value. Such strategic options may include acquisition of an investment advisory business, acquisition of a financial services business, creating partnerships or joint ventures for those or other businesses and investing in other businesses that provide attractive opportunities for growth. The directors will also consider alternatives for distributing some or all of the Company’s cash and cash equivalents, and investments. Until such time as a decision is made as to how the liquid assets of the Company are so deployed, the Company intends to invest its liquid assets in high-grade, short- term investments (such as cash and cash equivalents and investments in U.S. Treasury Bills and mutual funds) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation.

The Company may be classified as an inadvertent investment company if the Company acquires investment securities in excess of 40% of its total assets (exclusive of government securities, and cash and certain cash equivalents). As of December 31, 2023, the Company is not considered an inadvertent investment company.

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

Cash and cash equivalents

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase.  Cash equivalents, which are carried at fair value or amortized cost, as applicable, consist of holdings in a money market fund and in U.S. Treasury Bills. Cash and cash equivalents amounted to approximately $125,000 and $90,000 at December 31, 2023 and 2022, respectively.

 WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2023

Investment Valuation

The Company’s investments in marketable securities consist of investments in debt securities which are U.S. Treasury bills, and equity securities which are mutual funds. The Company carries its investments at fair value. Fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date). Fair value measurements are not adjusted for transaction costs. A fair value hierarchy provides for prioritizing inputs to valuation techniques used to measure fair value into three levels:

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

As of December 31, 2023 and 2022, the Company held $2,409,000 and $4,130,000, respectively, in U.S. government debt securities, and $735,000 and $0 in equity securities which are mutual funds, respectively. U.S. government securities are valued using a model that incorporates market observable data, such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. Money market and mutual funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. U.S. government securities are categorized in Level 2 of the fair value hierarchy, depending on the inputs used and market activity levels for specific securities. Mutual funds are categorized in Level 1 of the fair value hierarchy, depending on the unadjusted quoted prices in active markets for identical assets. The U.S. government debt securities, which have maturities of three months or less at time of purchase, are reported as Cash and cash equivalents, and those with longer maturities are reported as investments, on the consolidated balance sheets as of December 31, 2023 and 2022.

Short-term investments in marketable securities have a stated maturity of twelve months or less from the balance sheet date. These securities are considered as available for sale and are reported at fair value. For debt securities, unrealized gains and losses are recorded net of tax as a component of Accumulated other comprehensive income within stockholders' equity. Declines in market value from the original cost deemed to be "other-than-temporary" are charged to Interest and other income, net, in the period in which the loss occurs. The Company considers both the duration for which a decline in value has occurred and the extent of the decline in its determination of whether a decline in value has been “other than temporary.” Realized gains and losses are calculated based on the specific identification method and are included in Interest and other income, net, in the Consolidated Statement of Operations.

The Company follows the guidance in ASC 321, “Investments – Equity Securities” (“ASC 321”) for its investments in equity securities with unrealized and realized gains and losses recorded as Interest and other income, net, on the Consolidated Statement of Operations.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments in U.S. Treasury bills	$2,409	$-	$2,409	-
Investments in Mutual Funds	735	735	-	-
Total	$3,144	735	$2,409	-

	Fair Value Measurements as of December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury bills	$4,130	$-	$4,130	-

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2023

Investments in debt and equity securities as of December 31, 2023 are summarized by type below (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	$2,369	$40	$-	$2,409
Mutual Funds	735	-	-	735
Total	$3,104	$40	$-	$3,144

Investments in debt securities as of December 31, 2022 are summarized by type below (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	$4,098	$32	$-	$4,130
Total	$4,098	$32	$-	$4,130

All investments in debt securities are due in one year or less as of December 31, 2023.

There were no amounts reclassified from accumulated other comprehensive income to interest income and other income for the year ended December 31, 2022. Changes in the accumulated other comprehensive income balance, net of income taxes, relates solely to net unrealized gain on available-for-sale debt securities for the year ended December 31, 2023 is as follows:

Balance at December 31, 2022	$32

Amounts reclassified from accumulated other Comprehensive income to interest income and other income	(6)

26

Net current-period other comprehensive income	14

Balance at December 31, 2023	$40

There were no unrealized or realized gain (loss) for equity securities for the year ended December 31, 2023.

The Company may be exposed to credit losses through its available-for-sale investments. An available-for-sale security is impaired when its fair value declines below its amortized cost basis. Unrealized losses resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit losses. When evaluating the investments for impairment at each reporting period, the Company reviews factors such as the extent of the unrealized loss, historical losses, current and future economic market conditions, and financial condition of the issuer. As of December 31, 2023, the Company has not recognized an allowance for expected credit losses related to its available-for-sale securities as the Company has not identified any unrealized losses for these investments attributable to credit factors.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2023

Investment in undeveloped land

The Company owns certain non-strategic assets, including an investment in land and certain flowage rights in undeveloped property (the “properties”) primarily located Killingly, Connecticut. The properties were fully impaired as of December 31, 2018.

Per share data

Loss per share for the year ended December 31, 2023 and 2022, respectively, is calculated based on 20,620,711 and 20,504,457 weighted average outstanding shares of common stock, including weighted average issuable shares of 182,905 at December, 31 2022.

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

The accounting for uncertain tax positions guidance requires that the Company recognize the financial statement benefit of a tax position only after determining that the Company would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties on income taxes, including those related to uncertain tax positions as interest and other expenses, respectively. The Company had no income tax uncertainties at December 31, 2023 and 2022.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and investments. Investments in cash and money market funds are insured up to $250,000 per depositor, per insured bank. Investments in U.S. Treasury Bills are insured up to $500,000. For the years ended December 31, 2023 and 2022, a substantial portion of the Company’s investments in cash, U.S. Treasury Bills, and mutual funds are in excess of these limits.

3.	New accounting standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-13 (ASU 2016-13) “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The Company adopted the standard on January 1, 2023 with no impact on its consolidated financial statements.

4.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	Year Ended December 31,
	2023	2022

Accrued professional fees	$44	$55
Other	39	57
Total	$83	$112

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2023

5.	Income taxes

For the years ended December 31, 2023 and 2022, the Company recorded no income tax expense.

The difference between the benefit for income taxes computed at the statutory rate and the reported amount of tax benefit from operations is as follows:

	Year ended December 31,
	2023	2022
Federal income tax rate	(21.0)%	(21.0)%
State income tax (net of federal effect)	7.1	(0.6)
Change in valuation allowance	(36.2)	3.1
Deferred tax adjustment	50.0	17.0
Non-deductible expenses / (non-taxable income)	0.1	1.5
Effective tax rate	-%	-%

The deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$5,301	$5,030
Capital loss carryforwards	-	620
Equity-based compensation	-	16
Unrealized loss on investments	87	89
Other	3	2
Gross deferred tax assets	5,391	5,757
Less: valuation allowance	(5,391)	(5,757)
Deferred tax assets after valuation allowance	-	-

Net Deferred tax assets	$-	-

A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $366,000 and had increased by approximately $29,000 during the years ended December 31, 2023 and 2022, respectively. The decrease in the valuation allowance during the year ended December 31, 2023 was mainly attributable to decreases in the gross deferred tax asset related to the expiration of a capital loss carryforward, net of increases in the net operating loss carryforward. The increase in the valuation allowance during the year ended December 31, 2022 was mainly due to increases in the net operating loss carryforward and other deferred tax assets.

The Company files a consolidated federal tax return with its subsidiaries. As of December 31, 2023, the Company has a federal net operating loss carryforward of approximately $23,453,000, of which $15,177,000 expires from 2031 through 2037, and $8,276,000 does not expire. The Company also has various state and local net operating loss carryforwards totaling approximately $7,298,000, which expire between 2025 and 2044. The Company’s capital loss carryforward of approximately $2,371,000 expired during 2023.

6.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. On April 5, 2022, in accordance with the Board of Directors’ prior authorization, the Company purchased 192,750 shares of its common stock in a privately negotiated transaction at a price of $0.25 per share for an amount of approximately $48,000. The Company did not repurchase any common stock during the year ended December 31, 2023. At December 31, 2023 and 2022, the Company had repurchased an aggregate of 2,234,721 shares of its common stock and a total of 2,765,279 remained available for repurchase at December 31, 2023 and 2022.

On March 9, 2023, there were 285,000 shares of Company common stock issued to the independent directors of the Company, for payment of quarterly directors’ fees due to them for services in 2022, which were classified as issuable at December 31, 2022. During the year ended December 31, 2022, the Company issued 217,932 shares of Company common stock to directors, 100,000 stock awards vested and were issued. The equity compensation awards were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933 (“1933 Act”) provided by Section 4(a)(2) of the 1933 Act.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2023

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

7.	Incentive stock plans and stock-based compensation

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

As of December 31, 2023 and December 31, 2022, all options were vested and there were no outstanding options under the 2007 NPDC Plan. There were no grants, forfeitures or exercises of options during the year of 2023.

Capital Stock

The Company’s Director Compensation Program (the “Compensation Program”) provided for payment to Directors who are not employees of the Company of (i) annual stock compensation for serving as a member of the Board or committee of the Board, and (ii) cash compensation for attendance in person or by telephone of meetings of the Board or committee of the Board.

During the year ended December 31, 2022, the Company incurred $80,000 of director fees payable in 353,966 shares of its common stock, of which 68,966 were issued and 285,000 were issuable as of December 31, 2022. On March 9, 2023, there were 285,000 shares of Company common stock issued to the independent directors of the Company, in payment of quarterly directors’ fees due to them for services in 2022.

8.	Commitments, Contingencies, and Other

The Company has interests in land and certain flowage rights in undeveloped property (the “properties”) primarily located in Killingly, Connecticut. The properties were fully impaired as of December 31, 2018.

In September 2014, the Connecticut Department of Energy and Environmental Protection (“DEEP”) issued two Consent Orders requiring the investigation and repair of two dams, Acme Pond Dam and Killingly Pond Dam, in which the Company and its subsidiaries have certain ownership interests. Both matters have been fully resolved. In February 2020 and May 2020, DEEP issued to the Company Certificates of Compliance for the Consent Orders relating to Acme Pond Dam and Killingly Pond Dam, respectively.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2023 were effective.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, the Company conducted an evaluation of internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) (“COSO Framework”).  Based upon our evaluation, the Company concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

(d) Changes in Internal Control over Financial Reporting

The Company’s Chief Executive Officer and Acting Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of December 31, 2023 for its annual stockholders’ meeting for 2023 (the “Proxy Statement”) under the captions “Directors and Executive Officers”, “Corporate Governance”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Audit Committee.”

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Additional information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders under the caption “Stock Ownership of Management and Principal Stockholders”.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders under the captions “Certain Transactions with Management” and “Director Independence”.

Item 14.  Principal Accounting Fees and Services.

The information regarding principal accountant fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is incorporated by reference to the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders under the caption “Principal Accountant Fees and Services.”

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: March 27, 2024	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ HARVEY P. EISEN	Chairman, President and Chief Executive Officer	March 27, 2024
Harvey P. Eisen	(Principal Executive Officer)

/s/ HAROLD KAHN	Acting Chief Financial Officer and Acting Principal Accounting Officer	March 27, 2024
Harold Kahn	(Principal Financial Officer)

/s/ LAWRENCE G. SCHAFRAN	Director	March 27, 2024
Lawrence G. Schafran

/s/ DORT CAMERON III	Director	March 27, 2024
Dort Cameron III

