Form 10-K/A
period 2023-12-31
Wright Investors Service Holdings, Inc.
filed 2024-04-29
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file Number: 000-50587+

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

As of April 29, 2024, 20,620,711 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

Wright Investors’ Service Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) pursuant to General Instruction G (3) to Form 10-K, which amends and supplements our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2024 (the “2023 Form 10-K”). This Form 10-K/A provides the information required to be disclosed in Part III, Items 10 through 14 and updates the information contained in Part IV, Item 15.  As a result of this amendment, the Company is filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the 2023 Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

 Set forth below are the names of, and certain biographical information regarding, the directors of the Company. The Board of Directors currently consists of three directors.

  Harvey P. Eisen, 81, has served as Chairman of the board of directors and Chief Executive Officer of the Company since June 2007 and also has served as its President since July 2007.  Mr. Eisen has served as a director of the Company since 2004.  Mr. Eisen has served as Chairman and Managing Member of Bedford Oak Advisors, LLC, an investment partnership (“Bedford Oak”), since 1998 and was Chairman and Director of GP Strategies Corporation, a global performance solutions provider (“GP Strategies”) from 2004 to 2018. Mr. Eisen has also served on the board of directors of VerifyMe, Inc., a provider of physical, cyber and biometric security solutions from April 2018 through February 2019.

Mr. Eisen was previously Senior Vice President of Travelers, Inc. and held various executive positions with Primerica, SunAmerica Corp., and Integrated Resources Asset Management.  Mr. Eisen was president and portfolio manager of Eisen Capital Management for 10 years.  He began his career as an analyst with Stifel, Nicolaus & Co. and Wertheim.  Mr. Eisen has served on the Strategic Development Board for the Trulaske College of Business, University of Missouri from 1995 through 2020 where he established the first accredited course on the Warren Buffett Principles of Investing. He also serves on the University’s Investment Advisory Committee.

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

Lawrence G. Schafran, 85, is a private investor and has served as a director and chairman of the audit committee of the Company since 2006.  Mr. Schafran also serves as a director of Glasstech, Inc., a manufacturer and seller of glass bending and tempering systems, and Federal Holdings Financial Services, LLC, a company operating in the financial services industry. Mr. Schafran also served as director of other public and private companies, such as Cupcake Digital, Inc., a developer of mobile applications focusing on the children’s market from 2013 to June 2019 and VerifyMe, Inc., a provider of physical, cyber and biometric security solutions from 2013 to June 2019. He also served as a Managing Director of Providence Capital, Inc., an investment and advisory firm from March 2003 until December 2012. In September 2021, he was elected to the Board of Cielo Waste Solutions Corp. (Cielo), a company working towards refining landfill and municipal and commercial waste into high quality renewable diesel.

Mr. Schafran is qualified to serve on our board of directors because of his extensive business skills and experiences and his financial literacy and expertise.  Mr. Schafran also possesses a broad range of experiences and skill garnered from the various leadership positions and from his service on other public company boards and committees.

Dort A. Cameron III, 79, is currently the managing member of Airlie Enterprises, LLC, a private consulting and principal investments company established in 1995 and has served as a director and chairman of the Compensation and Nominating and Corporate Governance Committee of the Company since February 2019. Mr. Cameron is also the President of the Cameron Family Foundation. Mr. Cameron was a principal of the Investment Manager, a managing director of the General Partner of the Investment Manager and Chief Investment Officer (portfolio manager) of the Airlie Opportunity Fund’s portfolio from 2003 through 2014.

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

1

Executive Officers Who Are Not a Director

Set forth below is the name of, and certain biographical information regarding executive officers of the Company who do not serve as directors of the Company.

Harold D. Kahn, 70, is the Acting Chief Financial Officer and Acting Principal Accounting Officer of the Company since March 2019. Mr. Kahn previously served as a consultant to the Company. Mr. Kahn has been the Managing Member of Vela Capital Advisors, LLC, an independent advisory consultancy since February 2007. Mr. Kahn has been a senior principal for several privately-held technology consulting and investment management firms.  Earlier in his career, he was a Partner at PricewaterhouseCoopers in New York and Tokyo. Mr. Kahn holds an AB in Economics from Stanford University.

2

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

3

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors to file reports regarding ownership of the Company’s common stock with the SEC, and to furnish the Company with copies of all such reports. Based on a review of these filings, the Company believes that with respect to the most recently concluded fiscal year, all such reports were filed as of April 29, 2024.

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

The Company has elected to use the Smaller Reporting Company rules issued by the SEC regarding the disclosure of executive compensation. The Company had two executive officers (our “named executive officers”) including the principal executive officer at the end of the last completed fiscal year. Consequently, we are providing a Summary Compensation Table covering 2023 and 2022 compensation for these two individuals.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of the Company’s Principal Executive Officer and to the Named Executive Officer for the fiscal years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
		($)	($)	($)	($)
Harvey P. Eisen, Chairman of the Board and Chief Executive Officer (Principal Executive	2023	300,000	0	0	300,000
Officer)	2022	300,000	0	0	300,000
Harold D. Kahn, Acting Chief Financial Officer and Acting Principal Accounting Officer	2023 2022	60,000 60,000	0 0	0 0	60,000 60,000

The named executive officers did not hold any unexercised and vested options to purchase shares of common stock of the Company at December 31, 2023.

4

Overview of Material Compensation Arrangements with Our Named Executive Officers

The following is a summary of the material terms of employment and compensation arrangements pursuant to which compensation was paid to our named executive officers for their service with the Company or its subsidiaries for the fiscal year ended December 31, 2023.

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

5

DIRECTOR COMPENSATION

 In March 2023, the Company amended its Directors’ Compensation Program for Directors who are not employees of the Company to provide that effective January 1, 2023 and as long as the Company remains a shell company (i) the issuance of any annual stock compensation for Directors serving as a member of the Board or a committee of the Board shall be terminated, and (ii) the payment of any cash compensation for attendance in person or by telephone of meetings of the Board or committees of the Board shall be terminated. As such, there were no payments to directors during the year ended on December 31, 2023.

Prior to 2023, only directors who were not employees of the Company or its subsidiaries were entitled to receive compensation for service as a director.

6

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders

The following table sets forth the number of shares of common stock beneficially owned as of April 29, 2024 by each person who is known by the Company to own beneficially more than five percent of outstanding Company common stock other than executive officers or directors of the Company, whose beneficial ownership is reflected in the Security Ownership of Directors and Executive Officers table below.  There were 20,620,711 shares of Company common stock outstanding on April 29, 2024.

Security Ownership of Principal Stockholders Table

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Bedford Oak Advisors, LLC 118 North Bedford Road, Suite 100 Mount Kisco, NY 10549	6,093,669 (1)	29.55%
William H. Miller III	3,509,838 (2)	17.02%

(1)	Based on a Schedule 13D/A filed jointly by Bedford Oak Advisors, LLC (“Bedford Oak”), Bedford Oak Capital, L.P. (“Capital”), Bedford Oak Acorn, L.P. (“Acorn”) and Mr. Eisen with the SEC on January 4, 2021, Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn and certain other private investment partnerships. Mr. Eisen beneficially owned at such date an aggregate of 29.55% of the Company’s common stock, which percentage includes the 26.73% beneficially owned by Bedford Oak Advisors, LLC. See Security Ownership of Directors and Executive Officers table below.

(2)	Based on Form 5 filed by William H. Miller III with the SEC on February 14, 2023.

7

Security Ownership of Directors and Executive Officers

The following table sets forth the beneficial ownership of Company outstanding common stock as of April 29, 2024 by each person who is a director or named executive officer of the Company as of such date, naming each such person, and all persons who are directors and executive officers of the Company as of such date, as a group.

Security Ownership of Directors and Executive Officers Table

Name	Amount and Nature of Beneficial Ownership		Percent of Class
Harvey P. Eisen	6,093,669	(1)	29.55%
Dort Cameron III	833,109		4.04%
Lawrence G. Schafran	822,810		3.99%
Harold D. Kahn	0		0%
Directors and executive officers as a group (4 persons) (2)	7,749,588		37.58%

(1)	Includes 5,511,169 shares of Company common stock beneficially owned by Bedford Oak, Capital and Acorn. Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak, the investment manager of Capital and Acorn. See footnote 1 to Principal Stockholders table above.

(2)	Includes Messrs. Schafran, and Cameron, each of whom is currently a director of the Company, and Mr. Eisen who is currently a director and a named executive officer of the Company and Mr. Kahn who is a named executive officer of the Company.

8

Equity Compensation Plan Information

The Company no longer has any existing equity compensation plans that have been approved by stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

9

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for services rendered for 2023 and 2022 by EisnerAmper LLP (Fort Lauderdale, Florida, PCAOB ID: 274), were as follows:

	2023	2022

Audit Fees (1)	$62,500	$57,000

(1)	Audit fees consisted principally of fees for the audit of the annual financial statements and reviews of the condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and review of the Company’s Forms 10-K and 10K/A containing proxy statement disclosure.

Policy on Pre-Approval of Services Provided by Independent Auditor

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of EisnerAmper LLP are subject to specific pre-approval policies. In 2023 and 2022, all audit services and other services to be performed by EisnerAmper LLP were pre-approved by the Audit Committee in accordance with pre-approval policies established by the Board of Directors.  The procedures require that all proposed engagements of EisnerAmper LLP for services of any kind be directed to the Audit Committee prior to the beginning of any service.

All services provided by the independent registered public accounting firm for 2023 and 2022 were approved in advance by the Audit Committee of the Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See accompanying Index to Exhibits.

10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Date: April 29, 2024	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President, and Chief Executive Officer (Principal Executive Officer)

11

INDEX TO EXHIBITS

Number		Description

31.1	*	Certification of Principal Executive Officer
31.2	*	Certification of Principal Financial Officer

*	Filed herewith

12