Form 10-Q
period 2024-03-31
Wright Investors Service Holdings, Inc.
filed 2024-05-15
CIK 1279715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:           None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered

Common Stock, $0.01 par value	IWSH	OTC

As of May 6, 2024, there were 20,620,711 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

 WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,489	$125
Investments	550	3,144
Prepaid expenses and other current assets	65	97
Total current assets	3,104	3,366

Other assets	8	8

Total assets	$3,112	$3,374

Liabilities and stockholders’ equity

Current liabilities
Accounts payable and accrued expenses	$80	$83
Total current liabilities	80	83

Total liabilities	$80	$83

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued	-	-
Common stock, par value $0.01 per share, authorized 30,000,000 shares; Issued 21,628,680 as of March 31, 2024 and December 31, 2023; Outstanding 20,620,711 as of March 31, 2024 and December 31, 2023.	216	216
Additional paid-in capital	34,392	34,392
Accumulated deficit	(29,829)	(29,610)
Accumulated other comprehensive income	-	40
Treasury stock, at cost (1,007,969 shares at March 31, 2024 and December 31, 2023)	(1,747)	(1,747)
Total stockholders' equity	3,032	3,291
Total liabilities and stockholders’ equity	$3,112	$3,374

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023

Expenses
Compensation and benefits	$113	$115
Other operating	172	205
Total operating expenses	285	320
Loss from operations	(285)	(320)
Interest and other income, net	66	6
Loss from operations	(219)	(314)
Net loss	$(219)	$(314)

Basic and diluted weighted average common shares outstanding	20,620,711	20,620,711

Basic and diluted loss per share	$(0.01)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

2

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023

Net loss	$(219)	$(314)
Unrealized (loss) gain on available for sale securities	(40)	35
Comprehensive loss	$(259)	$(279)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2024 and 2023

(UNAUDITED)

(in thousands, except per share data)

					Accumulated		Total
			Additional		Other	Treasury	stock-
	Common stock (Issued)		paid -in	Accumulated	comprehensive	stock, at	holders’
	shares	amount	capital	deficit	Income	cost	equity
Balance at December 31, 2022	21,343,680	$213	$34,395	$(28,604)	$32	$(1,747)	$4,289
Net loss	-	-	-	(314)	-	-	(314)
Stock based compensation expense to directors	285,000	3	(3)	-	-	-	-
Other comprehensive income	-	-	-	-	35	-	35
Balance at March 31, 2023	21,628,680	$216	$34,392	$(28,918)	$67	$(1,747)	$4,010

Balance at December 31, 2023	21,628,680	$216	$34,392	$(29,610)	$40	$(1,747)	$3,291
Net loss	-	-	-	(219)	-	-	(219)
Other comprehensive income	-	-	-	-	(40)	-	(40)
Balance at March 31, 2024	21,628,680	$216	$34,392	$(29,829)	$-	$(1,747)	$3,032

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities

Net loss	$(219)	$(314)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on investments	(56)	-
Changes in other operating items:
Prepaid expenses and other current assets	32	32
Accounts payable and accrued expenses	(3)	1
Net cash used in operating activities	(246)	(281)

Cash flows from investing activities
Proceeds from redemptions and sale of investments	$3,160	294
Purchase of investments	(550)	-
Net cash provided by investing activities	2,610	294

Net increase in cash and cash equivalents	2,364	13
Cash and cash equivalents at the beginning of the period	125	90
Cash and cash equivalents at the end of the period	$2,489	$103

Supplemental disclosures of cash flow information
Unrealized (loss) gain on available for sale securities	$(40)	$35

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2024 and 2023

(unaudited)

1.	Basis of presentation and description of activities

Basis of presentation

The accompanying interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The information and note disclosures normally included in complete financial statements have been condensed or omitted pursuant to such rules and regulations.  The Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2024 interim period are not necessarily indicative of results to be expected for the entire year.

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

The Company may be classified as an inadvertent investment company if the Company acquires investment securities in excess of 40% of the Company’s total assets (exclusive of government securities). As of March 31, 2024, the Company is not considered an inadvertent investment company.

2.	Per share data

Loss per share for the three months ended March 31, 2024 and 2023 is calculated based on 20,620,711 weighted average outstanding shares of common stock.

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

As of March 31, 2024, the Company held investments in U.S. government debt securities of $2,422,000 which are included in cash and cash equivalents. As of December 31, 2023, the Company held investments in U.S. government debt securities of $2,409,000. As of March 31, 2024 and December 31, 2023, the Company held investments in equity securities which consist of mutual funds of $550,000 and $735,000, respectively.  U.S. government securities are valued using a model that incorporates market observable data, such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. Money market and mutual funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. U.S. government securities are categorized in Level 2 of the fair value hierarchy, depending on the inputs used and market activity levels for specific securities. Mutual funds are categorized in Level 1 of the fair value hierarchy, depending on the unadjusted quoted prices in active markets for identical assets. The U.S. government debt securities, which have maturities of three months or less at time of purchase, are reported as Cash and cash equivalents, and those with longer maturities are reported as Investments, on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

Short-term investments in marketable securities have a stated maturity of twelve months or less from the balance sheet date. These securities are considered as available for sale and are reported at fair value. For debt securities, unrealized gains and losses are recorded net of tax as a component of Accumulated other comprehensive income within stockholders' equity. Credit losses related to available-for-sale debt securities are recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. Realized gains and losses are calculated based on the specific identification method and are included in Interest and other income, net, in the Condensed Consolidated Statement of Operations.

The Company follows the guidance in ASC 321, “Investments – Equity Securities” (“ASC 321”) for its investments in equity securities with unrealized and realized gains and losses recorded in Interest and other income, net, on the Condensed Consolidated Statement of Operations.

The following table presents the Company’s financial instruments at fair value (in thousands):

	Fair Value Measurements as of March 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments in Mutual Funds	$550	$550	$-	$-

	Fair Value Measurements as of December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments in U.S. Treasury bills	$2,409	$-	$2,409	-
Investments in Mutual Funds	735	735	-	-

Total	$3,144	$735	$2,409	-

Investments in equity securities as of March 31, 2024 are summarized by type below (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mutual Funds	$550	$-	$-	$550

Investments in debt and equity securities as of December 31, 2023 are summarized by type below (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	$2,369	$40	$-	$2,409

Mutual Funds	735	-	-	735

Total	$3,104	$40	$-	$3,144

All investments in debt securities are due in one year or less as of March 31, 2024.

Changes in the accumulated other comprehensive income balance, net of income taxes, relates solely to net unrealized gain on available-for-sale securities for the three-month ended March 31, 2024 is as follows:

Balance at December 31, 2023	$40

Amounts reclassified from accumulated other Comprehensive income to interest income and other income	(56)

(16)

Net current-period other comprehensive income	16

Balance at March 31, 2024	$-

The Company may be exposed to credit losses through its available-for-sale investments. An available-for-sale security is impaired when its fair value declines below its amortized cost basis. Unrealized losses resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit losses. When evaluating the investments for impairment at each reporting period, the Company reviews factors such as the extent of the unrealized loss, historical losses, current and future economic market conditions, and financial condition of the issuer. As of March 31, 2024, the Company has not recognized an allowance for expected credit losses related to its available-for-sale securities as the Company has not identified any unrealized losses for these investments attributable to credit factors.

4.	Income taxes

No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2024 and 2023, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

5.       Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At March 31, 2024 and 2023, the Company had repurchased 2,234,721 shares of its common stock and a total of 2,765,279 of the authorized shares, remained available for repurchase as of March 31, 2024.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 27, 2024.

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

The Company’s Board of Directors is considering strategic uses for its funds to develop or acquire interests in one or more operating businesses.  While we have focused our development or acquisition efforts on sectors in which our management has expertise, we do not wish to limit ourselves to, or to foreclose any opportunities in, any particular industry or sector.  Prior to this use, the Company’s funds have been, and we anticipate will continue to be, invested in high-grade, short-term investments (such as cash and cash equivalents, U.S. Treasury Bills and mutual funds) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation, until such time as we need to utilize such funds, or any portion thereof, for the purposes described above. The directors will also consider alternatives for distributing some or all of its cash and cash equivalents and Investments in U.S. Treasury Bills and mutual funds to stockholders.

Results of operations

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

For the three months ended March 31, 2024, the Company had a loss from operations before income taxes of $219,000 compared to a loss from operations before income taxes of $314,000 for the three months ended March 31, 2023.

The decreased loss before income taxes of $95,000 was primarily a result of a decrease in Other operating expenses of $33,000, decrease of compensation of $2,000, and an increase in Interest and other income of $60,000.

Compensation and benefits

For the three months ended March 31, 2024, Compensation and benefits were $113,000 as compared to $115,000 for the three months ended March 31, 2023.

Other operating expenses

For the three months ended March 31, 2024, Other operating expenses were $172,000 as compared to $205,000 for the three months ended March 31, 2023. The decreased operating expenses of $33,000 were primarily the result of decreased professional fees of $17,000, decreased travel and entertainment expenses of $12,000, and decreased other expenses of $4,000.

Interest and other income

For the three months ended March 31, 2024, Interest and other income was $66,000 as compared to $6,000 for the three months ended March 31, 2023. The increased interest and other income, including net realized gains and losses on U.S. Treasury bills, of $60,000 was primarily the result of the investments in U.S. Treasury securities, and the related interest income of $66,000 during the three months ended March 31, 2024.

Income taxes

For the three months ended March 31, 2024 and 2023, the Company recorded no income tax expense from operations. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2024 and 2023, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Financial condition

Liquidity and Capital Resources

At March 31, 2024, the Company had cash and cash equivalents totaling $2,489,000 and investments in mutual funds totaling $550,000 which it intends to use to acquire interests in one or more operating businesses, to fund the Company’s general and administrative expenses. The directors will also consider alternatives for distributing some or all of its cash and cash equivalents and investments to stockholders. The Company believes that its working capital is sufficient to support its operating requirements through June 30, 2025.

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase. Please refer to note 3 for valuation of Investments.

The increase in cash and cash equivalents of $2,364,000 for the three months ended March 31, 2024 was primarily the result of $246,000 used in operating activities, $550,000 used in the purchase of mutual funds, offset by the sale of mutual funds for $543,000, and the redemption of investments of $2,617,000.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At March 31, 2024, the Company had repurchased 2,234,721 shares of its common stock and, a total of 2,765,279 shares remained available for repurchase at March 31, 2024, pursuant to the 5,000,000 shares repurchase plans. The Company did not repurchase shares of common stock during the quarter ended March 31, 2024.

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

_____________________

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: May 15, 2024	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ HAROLD D. KAHN
		Name:	Harold D. Kahn
		Title:	Acting Chief Financial Officer and Acting Principal Accounting Officer (Principal Financial Officer)

