Form 10-K
period 2024-12-31
Wright Investors Service Holdings, Inc.
filed 2025-03-27
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of March 24, 2025, 20,620,711 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the 2024 annual meeting of stockholders, or an amendment to this Annual Report on Form 10-K, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2024.

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

The Company intends to evaluate and explore all available strategic options. The Company will continue to work to maximize stockholder value. Such strategic options may include acquisition of an investment advisory business, acquisition of a financial services business, creating partnerships or joint ventures for those or other businesses and investing in other businesses that provide attractive opportunities for growth. The directors will also consider alternatives for distributing some or all of the Company’s cash and cash equivalents and investments. Until such time as a decision is made as to how its liquid assets are so deployed, the Company intends to invest its liquid assets in high-grade, short-term investments consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation.

See “Risk Factors” “The Company may be classified as an inadvertent investment company…” and “The Company is a shell company under the federal securities laws.”

Employees

The Company has 2 full-time employees as of December 31, 2024.

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

As of December 31, 2024, Bedford Oak Advisors, LLC and William H. Miller beneficially owned 26.73% and 17.02% of the Company’s common stock, respectively. Bedford Oak Advisors, LLC is controlled by Mr. Harvey P. Eisen, the Company’s Chairman and Chief Executive Officer. Mr. Eisen beneficially owned at such date an aggregate of 29.55% of the Company’s common stock, which percentage includes the 26.73% beneficially owned by Bedford Oak Advisors, LLC. Sales by us or our large stockholders of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could cause the market price of our common stock to decline.

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

At December 31, 2024, we had outstanding 20,620,711 shares of our common stock. The Company is authorized to issue up to 30,000,000 shares of common stock and are therefore able to issue additional shares without being required under corporate law to obtain shareholder approval.  If we issue additional shares, our other shareholders may find their holdings drastically diluted, which if it occurs, means they would own a smaller percentage of our Company.

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

Item 2. Properties.

The Company leases office space on a month to month basis for $4,200 per month in Mount Kisco, NY.

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

The Company did not declare or pay any cash dividends on its common stock in 2024 or 2023. The Company currently intends to retain future earnings to finance the growth and development of its business however, the directors will also consider alternative for distributing some or all of its cash and cash equivalents to stockholders.

Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. The Company did not repurchase any common stock during the years ended December 31, 2024 and 2023. At December 31, 2024 and 2023, the Company had repurchased an aggregate of 2,234,721 shares of its common stock and a total of 2,765,279 remained available for repurchase at December 31, 2024 and 2023 pursuant to the 5,000,000 shares repurchase plan.

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

Results of Operations

Year ended December 31, 2024 compared to the year ended December 31, 2023

For the year ended December 31, 2024, the Company had a net loss of $920,000 compared to a net loss of $1,006,000 for the year ended December 31, 2023.

The decreased loss of $86,000 was primarily the result of a decrease in Other operating expenses of $87,000, a decrease in Compensation and benefits of $6,000, and an decrease in Interest and other income of $7,000.

 Other operating expenses

For the year ended December 31, 2024, Other operating expenses were $627,000 as compared to $714,000 for the year ended December 31, 2023. The decreased operating expenses of $87,000 were primarily the result of decreased fees related to the repair and maintenance of Company owned dam properties of $71,000, decreased travel and entertainment expenses of $26,000, and decreased other expenses of $11,000, offset by increased professional fees of $21,000. The dam properties were fully impaired as of December 31, 2018.

Interest and other income

For the year ended December 31, 2024, Interest and other income was $159,000 as compared to $166,000 for the year ended December 31, 2023. The decreased interest and other income, including net realized gains and losses on U.S. Treasury bills, of $7,000 was primarily the result of the lower yields related to the investments in U.S. Treasury securities and mutual funds and lower balances of such investments during the year ended December 31, 2024.

Income taxes

For the years ended December 31, 2024 and 2023, the Company recorded no income tax expense.

The Company recorded a full valuation allowance against its net deferred tax assets as of December 31, 2024 and 2023. Due to a full valuation allowance on the deferred tax assets related to net operating loss carryforwards, no tax benefit has been recorded in relation to the pre-tax loss for the years ended December 31, 2024 and 2023.

Financial condition, liquidity, and capital resources

Liquidity and Capital Resources

At December 31, 2024, the Company had cash and cash equivalents totaling $1,440,000 which includes U.S. government debt securities of $705,000, and short-term investments in mutual funds totaling $914,000 which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s general and administrative expenses. The directors will also consider alternatives for distributing some or all of its cash and cash equivalents and investments to stockholders. The Company believes that its working capital is sufficient to support its operating requirements through March 31, 2026.

The increase in cash and cash equivalents of $1,315,000 for the year ended December 31, 2024 was primarily the result of $938,000 used in operating activities and proceeds from redemptions of investments in U.S. Treasury Bills and mutual funds of $4,257,000, offset by the purchase of mutual funds of $2,004,000.

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

10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wright Investors' Service Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wright Investors' Service Holdings, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 27, 2025

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$1,440	$125
Investments	914	3,144
Prepaid expenses and other current assets	84	97
Total current assets	2,438	3,366

Other assets	8	8
Total assets	$2,446	$3,374

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	115	83
Total current liabilities	115	83

Total liabilities	115	83

Commitments and Contingencies – Note 8

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued
Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 21,628,680 as of December 31, 2024 and 2023; outstanding 20,620,711 as of December 31, 2024 and 2023.	216	216

Additional paid-in capital	34,392	34,392

Accumulated deficit	(30,530)	(29,610)

Accumulated other comprehensive income	-	40

Treasury stock, at cost (1,007,969 shares at December 31, 2024 and 2023)	(1,747)	(1,747)

Total stockholders' equity	2,331	3,291

Total liabilities and stockholders’ equity	$2,446	$3,374

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023
Expenses
Compensation and benefits	$452	$458
Other operating	627	714
Total operating expenses	1,079	1,172

Loss from operations	(1,079)	(1,172)
Interest and other income, net	159	166
Net loss	$(920)	$(1,006)

Basic and diluted weighted average common shares outstanding	20,620,711	20,620,711

Basic and diluted loss per share	$(0.04)	$(0.05)

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2024	2023

Net loss	$(920)	$(1,006)
Other comprehensive (loss) income:
Unrealized holding gain on available for sale securities	23	14
Reclassification adjustment for gains realized in net loss	(63)	(6)
Total other comprehensive (loss) income	(40)	8
Comprehensive loss	$(960)	$(998)

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands, except per share data)

					Accumulated		Total
			Additional		other	Treasury	stock-
	Common stock (Issued)		paid – in	Accumulated	comprehensive	stock, at	holders’
	shares	amount	capital	deficit	income	cost	equity

Balance at December 31, 2022	21,343,680	$213	34,395	$(28,604)	$32	$(1,747)	$4,289
Net loss	-	-	-	(1,006)	-	-	(1,006)
Other comprehensive income	-	-	-	-	8	-	8
Stock based compensation expense to directors	285,000	3	(3)	-	-	-	-
Balance at December 31, 2023	21,628,680	$216	$34,392	$(29,610)	$40	$(1,747)	$3,291
Net loss	-	-	-	(920)	-	-	(920)
Other comprehensive loss	-	-	-	-	(40)	-	(40)
Balance at December 31, 2024	21,628,680	$216	$34,392	$(30,530)	$-	$(1,747)	$2,331

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities

Net loss	$(920)	$(1,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on investments	(63)	(6)
Changes in other operating items:
Income tax receivable	-	73
Prepaid expenses and other current assets	13	3
Accounts payable and accrued expenses	32	(29)
Net cash used in operating activities	(938)	(965)

Cash flows from investing activities
Proceeds from redemptions of investments	4,257	1,735
Purchase of investments	(2,004)	(735)
Net cash provided by investing activities	2,253	1,000

Net increase in cash and cash equivalents	1,315	35
Cash and cash equivalents at the beginning of the year	125	90
Cash and cash equivalents at the end of the year	$1,440	$125

Supplemental disclosures of cash flow information
Net cash refunded during the year for income taxes	$-	$(73)
Unrealized (loss) gain on available for sale securities	$(40)	$8

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2024

1.	Description of activities

Wright Investors’ Service Holdings, Inc. (the “Company”) has nominal operations and nominal assets aside from its cash and cash equivalents and investments in U.S. Treasury Bills and mutual funds, and is therefore considered a shell company, as defined in U.S. securities laws and regulations. The Company is not engaged in the business of investing, reinvesting, or trading in securities, and it does not hold itself out as being engaged in those activities.

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

The Company may be classified as an inadvertent investment company if the Company acquires investment securities in excess of 40% of its total assets (exclusive of government securities, and cash and certain cash equivalents). As of December 31, 2024, the Company is not considered an inadvertent investment company.

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

Cash and cash equivalents

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase.  Cash equivalents, which are carried at fair value or amortized cost, as applicable, consist of holdings in U.S. Treasury Bills and a money market fund. Cash and cash equivalents amounted to approximately $1,440,000 and $125,000 at December 31, 2024 and 2023, respectively.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2024

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

As of December 31, 2024 and December 31, 2023, the Company held investments in equity securities which consist of mutual funds of $914,000 and $735,000, respectively. As of December 31, 2023, the Company held investments in U.S. government debt securities of $2,409,000. U.S. government securities are valued using a model that incorporates market observable data, such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. Mutual funds and money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. U.S. government securities are categorized in Level 2 of the fair value hierarchy, depending on the inputs used and market activity levels for specific securities. Mutual funds are categorized in Level 1 of the fair value hierarchy, depending on the unadjusted quoted prices in active markets for identical assets. The U.S. government debt securities, which have maturities of three months or less at time of purchase, are reported as Cash and cash equivalents, and those with longer maturities are reported as investments, on the Consolidated Balance Sheets as of December 31, 2024 and 2023.

Short-term investments in marketable debt securities have a stated maturity of twelve months or less from the balance sheet date. These securities are considered as available-for-sale and are reported at fair value. For debt securities, unrealized gains and losses are recorded net of tax as a component of Accumulated other comprehensive income within stockholders' equity. Credit losses related to available-for-sale debt securities are recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. Realized gains and losses are calculated based on the specific identification method and are included in Interest and other income, net, in the Consolidated Statements of Operations.

The Company follows the guidance in ASC 321, “Investments – Equity Securities” (“ASC 321”) for its investments in equity securities with unrealized and realized gains and losses recorded as Interest and other income, net, on the Consolidated Statement of Operations.

The following table presents the Company’s financial instruments measured at fair value (in thousands):

	Fair Value Measurements as of December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments in Mutual Funds	$914	$914	$-	-

	Fair Value Measurements as of December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments in U.S. Treasury bills	$2,409	$-	$2,409	-
Investments in Mutual Funds	735	735	-	-
Total	$3,144	735	$2,409	-

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2024

Investments in equity securities as of December 31, 2024 are summarized by type below (in thousands).

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual Funds	914	-	-	914
Total	$914	$-	$-	$914

Investments in debt and equity securities as of December 31, 2023 are summarized by type below (in thousands).

	Amortized Cost / Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	$2,369	$40	$-	$2,409
Mutual Funds	735	-	-	735
Total	$3,104	$40	$-	$3,144

The Company may be exposed to credit losses through its available-for-sale investments. An available-for-sale security is impaired when its fair value declines below its amortized cost basis. Unrealized losses resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit losses. When evaluating the investments for impairment at each reporting period, the Company reviews factors such as the extent of the unrealized loss, historical losses, current and future economic market conditions, and financial condition of the issuer. As of December 31, 2024, the Company has not recognized an allowance for expected credit losses related to its available-for-sale securities as the Company has not identified any unrealized losses for these investments attributable to credit factors.

Investment in undeveloped land

The Company owns certain non-strategic assets, including an investment in land and certain flowage rights in undeveloped property (the “properties”) primarily located Killingly, Connecticut. The properties were fully impaired as of December 31, 2018.

Per share data

Loss per share for the year ended December 31, 2024 and 2023, respectively, is calculated based on 20,620,711 weighted average outstanding shares of common stock.

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

The accounting for uncertain tax positions guidance requires that the Company recognize the financial statement benefit of a tax position only after determining that the Company would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties on income taxes, including those related to uncertain tax positions as interest and other expenses, respectively. The Company had no income tax uncertainties at December 31, 2024 and 2023.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and investments. Investments in cash and money market funds are insured up to $250,000 per depositor, per insured bank. Investments in U.S. Treasury Bills and mutual funds are insured up to $500,000. For the years ended December 31, 2024 and 2023, a substantial portion of the Company’s investments in cash, and U.S. Treasury Bills and mutual funds are in excess of these limits.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2024

Segment Disclosure

The Company's operations are reported within one reportable segment and constitutes the Company and its wholly-owned subsidiaries, all of which are inactive, which are reported in the consolidated financial statements. The Company currently has no or nominal operations, no revenues from operations and is considered a shell company, as defined in the U.S. securities laws and regulations.

The Company's chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM evaluates the results and performance of the reporting segment and decides how to allocate resources based on consolidated net loss which is reported on the Consolidated Statements of Operations. Additionally, the measure of segment assets is reported on the Consolidated Balance Sheets as total assets.

The accounting policies for the reportable segment are the same as those described above in the summary of significant accounting policies. The expenses and net loss for the one reportable segment are the same as those presented on the Consolidated Statements of Operations. Significant expense categories, including compensation and benefits, other operating expenses, and interest and other income, net are included on the Company's Consolidated Statements of Operations.

3.	New accounting standard

In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance that expands segment disclosures for public entities, including requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM and an explanation of how the CODM uses reported measures of segment profit or loss in assessing segment performance and allocating resources. The new guidance also expands disclosures about a reportable segment’s profit or loss and assets in interim periods and clarifies that a public entity may report additional measures of segment profit if the CODM uses more than one measure of a segment’s profit or loss. The Company adopted the standard on effective for its annual report for the year ended December 31, 2024 with no impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about our effective tax rate reconciliation as well as information on income taxes paid. The guidance will first be effective in our annual disclosures for the year ending December 31, 2025, and should be applied on a prospective basis with the option to apply retrospectively. Early adoption is permitted. The Company is in the process of assessing the impact of ASU 2023-09 on our disclosures.

4.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	Year Ended December 31,
	2024	2023

Accrued professional fees	$15	$44
Other	100	39
Total	$115	$83

5.	Income taxes

For the years ended December 31, 2024 and 2023, the Company recorded no income tax expense.

The difference between the benefit for income taxes computed at the statutory rate and the reported amount of tax benefit from operations is as follows:

	Year ended December 31,
	2024	2023
Federal income tax rate	(21.0)%	(21.0)%
State income tax (net of federal effect)	(4.8)	7.1
Change in valuation allowance	24.4	(36.2)
Deferred tax adjustment	-	50.0
Non-deductible expenses / (non-taxable income)	1.4	0.1
Effective tax rate	-%	-%

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2024

The deferred tax assets and liabilities are summarized as follows (in thousands):

	Year ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$5,530	$5,301
Unrealized loss on investments	93	87
Other	3	3
Gross deferred tax assets	5,626	5,391
Less: valuation allowance	(5,626)	(5,391)
Deferred tax assets after valuation allowance	-	-

Net deferred tax assets	$-	-

A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance increased by approximately $235,000 and had decreased by approximately $366,000 during the years ended December 31, 2024 and 2023, respectively. The increase in the valuation allowance during the year ended December 31, 2024 was mainly due to increases in the net operating loss carryforward. The decrease in the valuation allowance during the year ended December 31, 2023 was mainly attributable to decreases in the gross deferred tax asset related to the expiration of a capital loss carryforward, net of increases in the net operating loss carryforward.

The Company files a consolidated federal tax return with its subsidiaries. As of December 31, 2024, the Company has a federal net operating loss carryforward of approximately $24,334,000, of which $15,177,000 expires from 2031 through 2037, and $9,157,000 does not expire. The Company also has various state and local net operating loss carryforwards totaling approximately $8,179,000, which expire between 2025 and 2045. The Company’s capital loss carryforward of approximately $2,371,000 expired during 2023.

6.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. The Company did not repurchase any common stock during the year ended December 31, 2024 and December 31, 2023. At December 31, 2024 and 2023, the Company had repurchased an aggregate of 2,234,721 shares of its common stock and a total of 2,765,279 remained available for repurchase at December 31, 2024 and 2023.

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

As of December 31, 2024 and 2023, all options were vested and there were no outstanding options under the 2007 NPDC Plan. There were no grants, forfeitures or exercises of options during the years ended December 31,2024 and 2023.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2024

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2024 were effective.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, the Company conducted an evaluation of internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) (“COSO Framework”).  Based upon our evaluation, the Company concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

(d) Changes in Internal Control over Financial Reporting

The Company’s Chief Executive Officer and Acting Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of December 31, 2024 for its annual stockholders’ meeting for 2024 (the “Proxy Statement”) under the captions “Directors and Executive Officers”, “Corporate Governance”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Audit Committee.”

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Additional information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders under the caption “Stock Ownership of Management and Principal Stockholders”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders under the captions “Certain Transactions with Management” and “Director Independence”.

Item 14.  Principal Accounting Fees and Services.

The information regarding principal accountant fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is incorporated by reference to the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders under the caption “Principal Accountant Fees and Services.”

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: March 27, 2025	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ HARVEY P. EISEN	Chairman, President and Chief Executive Officer	March 27, 2025
Harvey P. Eisen	(Principal Executive Officer)

/s/ HAROLD KAHN	Acting Chief Financial Officer and Acting Principal Accounting Officer	March 27, 2025
Harold Kahn	(Principal Financial Officer)

/s/ LAWRENCE G. SCHAFRAN	Director	March 27, 2025
Lawrence G. Schafran

/s/ DORT CAMERON III	Director	March 27, 2025
Dort Cameron III

