Form 10-Q
period 2025-03-31
Wright Investors Service Holdings, Inc.
filed 2025-05-15
CIK 1279715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:           None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered

Common Stock, $0.01 par value	IWSH	OTC

As of May 15, 2025, there were 20,620,711 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

 WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$671	$1,440
Investments	1,450	914
Prepaid expenses and other current assets	56	84
Total current assets	2,177	2,438

Other assets	8	8

Total assets	$2,185	$2,446

Liabilities and stockholders’ equity

Current liabilities
Accounts payable and accrued expenses	$110	$115
Total current liabilities	110	115

Total liabilities	$110	$115

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued	-	-
Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 21,628,680 as of March 31, 2025 and December 31, 2024; outstanding 20,620,711 as of March 31, 2025 and December 31, 2024.	216	216
Additional paid-in capital	34,392	34,392
Accumulated deficit	(30,786)	(30,530)
Treasury stock, at cost (1,007,969 shares at March 31, 2025 and December 31, 2024)	(1,747)	(1,747)
Total stockholders' equity	2,075	2,331
Total liabilities and stockholders’ equity	$2,185	$2,446

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024

Expenses
Compensation and benefits	$115	$113
Other operating	172	172
Total operating expenses	287	285
Loss from operations	(287)	(285)
Interest and other income, net	31	66
Net loss	$(256)	$(219)

Basic and diluted weighted average common shares outstanding	20,620,711	20,620,711
Basic and diluted loss per share	$(0.01)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

2

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024

Net loss	$(256)	$(219)
Other comprehensive loss:
Unrealized holding gain on available for sale securities	-	16
Reclassification adjustment for gains realized in net loss	-	(56)
Total other comprehensive loss	$-	$(40)
Comprehensive loss	$(256)	$(259)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2025 and 2024

(UNAUDITED)

(in thousands, except per share data)

					Accumulated		Total
			Additional		other	Treasury	stock-
	Common stock (Issued)		paid -in	Accumulated	comprehensive	stock, at	holders’
	shares	amount	capital	deficit	income	cost	equity
Balance at December 31, 2023	21,628.6800	$216	$34,392	$(29,610)	$40	$(1,747)	$3,291
Net loss	-	-	-	(219)	-	-	(219)
Other comprehensive loss	-	-	-	-	(40)	-	(40)
Balance at March 31, 2024	21,628,680	$216	$34,392	$(29,829)	$-	$(1,747)	$3,032

Balance at December 31, 2024	21,628,680	$216	$34,392	$(30,530)	$-	$(1,747)	$2,331
Net loss	-	-	-	(256)	-	-	(256)
Balance at March 31, 2025	21,628,680	$216	$34,392	$(30,786)	$-	$(1,747)	$2,075

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities

Net loss	$(256)	$(219)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on investments	(11)	(56)
Changes in other operating items:
Prepaid expenses and other current assets	28	32
Accounts payable and accrued expenses	(5)	(3)
Net cash used in operating activities	(244)	(246)

Cash flows from investing activities
Proceeds from redemptions and sale of investments	35	3,160
Purchase of investments	(560)	(550)
Net cash (used in) provided by investing activities	(525)	2,610

Net (decrease) increase in cash and cash equivalents	(769)	2,364
Cash and cash equivalents at the beginning of the period	1,440	125
Cash and cash equivalents at the end of the period	$671	$2,489

Supplemental disclosures of cash flow information
Unrealized loss on available for sale securities	$-	$(40)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2025 and 2024

(unaudited)

1.	Basis of presentation and description of activities

Basis of presentation

The accompanying interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The information and note disclosures normally included in complete financial statements have been condensed or omitted pursuant to such rules and regulations.  The Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2025 interim period are not necessarily indicative of results to be expected for the entire year.

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

The Company intends to evaluate and explore all available strategic options. The Company will continue to work to maximize stockholder value. Such strategic options may include acquisition of an investment advisory business, acquisition of a financial services business, creating partnerships or joint ventures for those or other businesses and investing in other businesses that provide attractive opportunities for growth. The directors will also consider alternatives for distributing some or all of the Company’s cash and cash equivalents and investments in mutual funds. Until such time as a decision is made as to how the liquid assets of the Company are so deployed, the Company intends to invest its liquid assets in high-grade, short- term investments (such as cash and cash equivalents and Investments in U.S. Treasury Bills and mutual funds) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation.

The Company may be classified as an inadvertent investment company if the Company acquires investment securities in excess of 40% of the Company’s total assets (exclusive of government securities, and cash and certain cash equivalents). As of March 31, 2025, the Company is not considered an inadvertent investment company.

2.	Per share data

Loss per share for the three months ended March 31, 2025 and 2024 is calculated based on 20,620,711 weighted average outstanding shares of common stock. The Company had not dilutive or potentially dilutive securities during the period presented.

3.	Segment Disclosure

The Company's operations are reported within one reportable segment and constitutes the Company and its wholly-owned subsidiaries, all of which are inactive, which are reported in the condensed consolidated financial statements. The Company currently has no or nominal operations, no revenues from operations and is considered a shell company, as defined in the U.S. securities laws and regulations.

The Company's chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM evaluates the results and performance of the reporting segment and decides how to allocate resources based on condensed consolidated net loss which is reported on the Condensed Consolidated Statements of Operations. Additionally, the measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets.

The accounting policies for the reportable segment are the same as those described above in the summary of significant accounting policies. The expenses and net loss for the one reportable segment are the same as those presented on the Condensed Consolidated Statements of Operations. Significant expense categories, including compensation and benefits, other operating expenses, and interest and other income, net are included on the Company's Condensed Consolidated Statements of Operations.

4.	New accounting standard

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliations as well as expanded information on income taxes by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024, on a prospective basis. The Company discloses its income tax rate reconciliation in its annual consolidated financial statements only and does not expect the adoption to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting-Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including compensation and benefits and other operating expenses) included within income statement expense captions. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard will be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact of adoption of the standard on its financial statement disclosures.

5.	Investment valuation

The Company’s investments in marketable securities consist of investments in equity securities which are mutual funds. The Company carries its investments at fair value. Fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date). Fair value measurements are not adjusted for transaction costs.

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

As of March 31, 2025 and December 31, 2024, the Company held investments in equity securities which consist of mutual funds of $1,450,000 and $914,000, respectively. U.S. government securities are valued using a model that incorporates market observable data, such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. Mutual funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. Mutual funds are categorized in Level 1 of the fair value hierarchy, depending on the unadjusted quoted prices in active markets for identical assets. The U.S. government debt securities, which have maturities of three months or less at time of purchase, are reported as Cash and cash equivalents on the Condensed Consolidated Balance Sheet as of December 31, 2024. There were no U.S. government debt securities as of March 31, 2025. There were no U.S. government debt securities with maturities of more than three months as of December 31, 2024.

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

The following table presents the Company’s financial instruments at fair value (in thousands):

	Fair Value Measurements as of March 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in Mutual Funds	$1,450	$1,450	$-	$-

	Fair Value Measurements as of December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in Mutual Funds	$914	$914	$-	$-

Investments in equity securities as of March 31, 2025 are summarized by type below (in thousands).

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual Funds	$1,450	$-	$-	$1,450
Total	$1,450	$-	$-	$1,450

Investments in equity securities as of December 31, 2024 are summarized by type below (in thousands).

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual Funds	$914	$-	$-	$914
Total	$914	$-	$-	$914

The Company may be exposed to credit losses through its available-for-sale investments. An available-for-sale security is impaired when its fair value declines below its amortized cost basis. Unrealized losses resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit losses. When evaluating the investments for impairment at each reporting period, the Company reviews factors such as the extent of the unrealized loss, historical losses, current and future economic market conditions, and financial condition of the issuer. As of March 31, 2025, the Company has not recognized an allowance for expected credit losses related to its available-for-sale securities as the Company has not identified any unrealized losses for these investments attributable to credit factors.

6.	Income taxes

No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2025 and 2024, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses. As of March 31, 2025, the Company had no material uncertain income tax positions.

7.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. The Company did not repurchase any common stock during the three months ended March 31, 2025 and March 31, 2024. At March 31, 2025 and 2024, the Company had repurchased 2,234,721 shares of its common stock and a total of 2,765,279 of the authorized shares, remained available for repurchase as of March 31, 2025.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 27, 2025.

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

Results of operations

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

For the three months ended March 31, 2025, the Company had a loss from operations before income taxes of $256,000 compared to a loss from operations before income taxes of $219,000 for the three months ended March 31, 2024.

The increased loss before income taxes of $37,000 was primarily a result of a decrease in Interest and other income of $35,000.

Compensation and benefits

For the three months ended March 31, 2025, Compensation and benefits were $115,000 as compared to $113,000 for the three months ended March 31, 2024.

Other operating expenses

For the three months ended March 31, 2025 and 2024, Other operating expenses were $172,000.

Interest and other income, net

For the three months ended March 31, 2025, Interest and other income, net was $31,000 as compared to $66,000 for the three months ended March 31, 2024. The decreased interest and other income, net of $35,000 was primarily the result of the lower yields related to the investments in U.S. Treasury securities and mutual funds and lower balances of such investments during the three months ended March 31, 2025.

Income taxes

For the three months ended March 31, 2025 and 2024, the Company recorded no income tax expense from operations. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2025 and 2024, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Financial condition

Liquidity and Capital Resources

At March 31, 2025, the Company had cash and cash equivalents totaling $671,000 and investments in mutual funds totaling $1,450,000 which it intends to use to acquire interests in one or more operating businesses, and to fund the Company’s general and administrative expenses. The directors will also consider alternatives for distributing some or all of its cash and cash equivalents and investments to stockholders. The Company believes that its working capital is sufficient to support its operating requirements through June 30, 2026.

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase. Please refer to note 5 for valuation of Investments.

The decrease in cash and cash equivalents of $769,000 for the three months ended March 31, 2025 was primarily the result of $244,000 used in operating activities, $560,000 used in the purchase of mutual funds, offset by the sale and the redemption of investments of $35,000.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At March 31, 2025, the Company had repurchased 2,234,721 shares of its common stock and, a total of 2,765,279 shares remained available for repurchase at March 31, 2025, pursuant to the 5,000,000 shares repurchase plans. The Company did not repurchase shares of common stock during the quarter ended March 31, 2025.

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: May 15, 2025	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025	By:	/s/ HAROLD D. KAHN
		Name:	Harold D. Kahn
		Title:	Acting Chief Financial Officer and Acting Principal Accounting Officer (Principal Financial Officer)

