Form 10-Q
period 2025-06-30
Wright Investors Service Holdings, Inc.
filed 2025-08-13
CIK 1279715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:           None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered

Common Stock, $0.01 par value	IWSH	OTC

As of August 13, 2025, there were 20,620,711 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

 WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$394	$1,440
Investments	1,464	914
Prepaid expenses and other current assets	36	84
Total current assets	1,894	2,438

Other assets	8	8

Total assets	$1,902	$2,446

Liabilities and stockholders’ equity

Current liabilities
Accounts payable and accrued expenses	$71	$115
Total current liabilities	71	115

Total liabilities	71	115

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued	-	-
Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 21,628,680 as of June 30, 2025 and December 31, 2024; outstanding 20,620,711 at June 30, 2025 and December 31, 2024.	216	216
Additional paid-in capital	34,392	34,392
Accumulated deficit	(31,030)	(30,530)
Treasury stock, at cost (1,007,969 shares at June 30, 2025 and December 31, 2024)	(1,747)	(1,747)
Total stockholders' equity	1,831	2,331
Total liabilities and stockholders’ equity	$1,902	$2,446

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Expenses
Compensation and benefits	$113	$115	$228	$228
Other operating	145	154	317	326
Total operating expenses	258	269	545	554
Loss from operations	(258)	(269)	(545)	(554)
Interest and other income, net	14	36	45	102
Net loss	$(244)	$(233)	$(500)	$(452)

Basic and diluted weighted average common shares outstanding	20,620,711	20,620,711	20,620,711	20,620,711
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss	$(244)	$(233)	$(500)	$(452)
Other comprehensive loss:
Unrealized holding gain on available for sale debt securities	-	-	-	16
Reclassification adjustment for gains realized in net loss	-	-	-	(56)
Total other comprehensive loss	-	-	-	(40)
Comprehensive loss	$(244)	$(233)	$(500)	$(492)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2025 and 2024

(UNAUDITED)

(in thousands, except per share data)

					Accumulated		Total
			Additional		other	Treasury	stock-
	Common stock (Issued)		paid -in	Accumulated	comprehensive	stock, at	Holders’
	shares	amount	capital	deficit	income	cost	equity
Balance at December 31, 2023	21,628,680	$216	$34,392	$(29,610)	$40	$(1,747)	$3,291
Net loss	-	-	-	(219)	-	-	(219)
Other comprehensive loss	-	-	-	-	(40)	-	(40)
Balance at March 31, 2024	21,628,680	$216	$34,392	$(29,829)	$-	$(1,747)	$3,032
Net loss	-	-	-	(233)	-	-	(233)
Balance at June 30, 2024	21,628,680	$216	$34,392	$(30,062)	$-	$(1,747)	$2,799

Balance at December 31, 2024	21,628,680	$216	$34,392	$(30,530)	$-	$(1,747)	$2,331
Net loss	-	-	-	(256)	-	-	(256)
Balance at March 31, 2025	21,628,680	$216	$34,392	$(30,786)	$-	$(1,747)	$2,075
Net loss	-	-	-	(244)	-	-	(244)
Balance at June 30, 2025	21,628,680	$216	$34,392	$(31,030)	$-	$(1,747)	$1,831

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities

Net loss	$(500)	$(452)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on investments	-	(56)
Changes in other operating items:
Prepaid expenses and other current assets	48	64
Accounts payable and accrued expenses	(44)	(5)
Net cash used in operating activities	(496)	(449)

Cash flows from investing activities
Proceeds from redemptions and sale of investments	24	3,210
Purchase of investments	(574)	(554)
Net cash (used in) provided by investing activities	(550)	2,656

Net (decrease) increase in cash and cash equivalents	(1,046)	2,207
Cash and cash equivalents at the beginning of the period	1,440	125
Cash and cash equivalents at the end of the period	$394	$2,332

Supplemental disclosures of cash flow information
Unrealized loss on available for sale securities	$-	$(40)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2025 and 2024

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

The Company may be classified as an inadvertent investment company if the Company acquires investment securities in excess of 40% of the Company’s total assets (exclusive of government securities). As of June 30, 2025, the Company is not considered an inadvertent investment company.

2.	Per share data

Loss per share for the three and six months ended June 30, 2025 and 2024 is calculated based on 20,620,711 weighted average outstanding shares of common stock. The Company had no dilutive or potentially dilutive securities during the periods presented.

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

4.	New accounting standards

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

As of June 30, 2025 and December 31, 2024, the Company held investments in equity securities which consist of mutual funds of $1,464,000 and $914,000, respectively. U.S. government securities are valued using a model that incorporates market observable data, such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. Mutual funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. Mutual funds are categorized in Level 1 of the fair value hierarchy, depending on the unadjusted quoted prices in active markets for identical assets. The U.S. government debt securities, which have maturities of three months or less at time of purchase, are reported as Cash and cash equivalents on the Condensed Consolidated Balance Sheet as of December 31, 2024. There were no U.S. government debt securities as of June 30, 2025. There were no U.S. government debt securities with maturities of more than three months as of December 31, 2024.

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

The following table presents the Company’s financial instruments at fair value (in thousands):

	Fair Value Measurements as of June 30, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments in Mutual Funds	$1,464	$1,464	$-	$-

	Fair Value Measurements as of December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments in Mutual Funds	$914	$914	$-	$-

Investments in equity securities as of June 30, 2025 are summarized by type below (in thousands).

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual Funds	$1,464	$-	$-	$1,464
Total	$1,464	$-	$-	$1,464

Investments in equity securities as of December 31, 2024 are summarized by type below (in thousands).

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual Funds	914	-	-	914
Total	$914	$-	$-	$914

The Company may be exposed to credit losses through its available-for-sale investments. An available-for-sale security is impaired when its fair value declines below its amortized cost basis. Unrealized losses resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit losses. When evaluating the investments for impairment at each reporting period, the Company reviews factors such as the extent of the unrealized loss, historical losses, current and future economic market conditions, and financial condition of the issuer. As of June 30, 2025, the Company has not recognized an allowance for expected credit losses related to its available-for-sale securities as the Company has not identified any unrealized losses for these investments attributable to credit factors.

6.	Income taxes

No tax benefit has been recorded in relation to the pre-tax loss for the three and six months ended June 30, 2025 and 2024, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses. As of June 30, 2025, the Company had no material uncertain income tax positions.

7.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. The Company did not repurchase any common stock during the six months ended June 30, 2025 and June 30, 2024. At June 30, 2025 and 2024, the Company had repurchased 2,234,721 shares of its common stock and a total of 2,765,279 of the authorized shares, remained available for repurchase as of June 30, 2025.

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

Results of operations

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

For the three months ended June 30, 2025, the Company had a loss from operations of $244,000 compared to a loss from operations of $233,000 for the three months ended June 30, 2024.

The increased loss from operations of $11,000 was primarily a result of a decrease in Interest and other income, net of $22,000, offset by a decrease in Compensation and benefits of $2,000, and a decrease in Other operating expenses of $9,000 for the three months ended June 30, 2024.

Compensation and benefits

For the three months ended June 30, 2025, Compensation and benefits were $113,000 as compared to $115,000 for the three months ended June 30, 2024.

Other operating expenses

For the three months ended June 30, 2025, Other operating expenses were $145,000 as compared to $154,000 for the three months ended June 30, 2024. The decreased other operating expenses of $9,000 was primarily the result of decreased travel and entertainment expenses of $7,000 and decreased professional fees of $2,000 during the three months ended June 30, 2025.

Interest and other income, net

For the three months ended June 30, 2025, Interest and other income, net was $14,000 as compared to $36,000 for the three months ended June 30, 2024. The decreased interest and other income, net of $22,000 was primarily the result of the lower yields related to the investments in mutual funds and lower balances of such investments during the three months ended June 30, 2025.

Income taxes

For the three months ended June 30, 2025 and 2024, the Company recorded no income tax expense from operations. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended June 30, 2025 and 2024, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

For the six months ended June 30, 2025, the Company had a loss from operations of $500,000 compared to a loss from operations before income taxes of $452,000 for the six months ended June 30, 2024.

The increased loss from operations of $48,000 was primarily a result of a decrease in Interest and other income, net of $57,000, offset by a decrease in other operating expenses of $9,000 during the six months ended June 30, 2025.

Compensation and benefits

For the six months ended June 30, 2025 and 2024, Compensation and benefits were $228,000.

Other operating expenses

For the six months ended June 30, 2025, Other operating expenses were $317,000 as compared to $326,000 for the six months ended June 30, 2024. The decreased operating expenses of $9,000 were primarily the result of decreased travel and entertainment expenses of $11,000, decreased professional fees of $2,000, offset by increased other expenses of $4,000.

Interest and other income, net

For the six months ended June 30, 2025, Interest and other income, net was $45,000 as compared to $102,000 for the six months ended June 30, 2024. The decreased interest and other income, net of $57,000 was primarily the result of the lower yields related to the investments in U.S. Treasury securities and mutual funds and lower balances of such investments during the six months ended June 30, 2025.

Income taxes

For the six months ended June 30, 2025 and 2024, the Company recorded no income tax expense from operations. No tax benefit has been recorded in relation to the pre-tax loss for the six months ended June 30, 2025 and 2024, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Financial condition

Liquidity and Capital Resources

At June 30, 2025, the Company had cash and cash equivalents totaling $394,000 and investments in mutual funds totaling $1,464,000 which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s general and administrative expenses. The directors will also consider alternatives for distributing some or all of its cash and cash equivalents and investments to stockholders. The Company believes that its working capital is sufficient to support its operating requirements through September 30, 2026.

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase. Please refer to note 5 of the Notes to Condensed Consolidated Financial Statements for classification of Investments.

The decrease in cash and cash equivalents of $1,046,000 for the six months ended June 30, 2025 was primarily the result of $496,000 used in operating activities, $574,000 used in the purchase of mutual funds, offset by the sale and the redemption of investments of $24,000.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At June 30, 2025, the Company had repurchased 2,234,721 shares of its common stock and, a total of 2,765,279 shares remained available for repurchase at June 30, 2025, pursuant to the 5,000,000 shares repurchase plans. The Company did not repurchase shares of common stock during the quarter ended June 30, 2025.

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: August 13, 2025	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2025	By:	/s/ HAROLD D. KAHN
		Name:	Harold D. Kahn
		Title:	Acting Chief Financial Officer and Acting Principal Accounting Officer (Principal Financial Officer)

