Form 10-Q
period 2025-09-30
Wright Investors Service Holdings, Inc.
filed 2025-11-14
CIK 1279715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:           None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered

Common Stock, $0.01 par value	IWSH	OTC

As of November 12, 2025, there were 20,620,711 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

 WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$137	$1,440
Investments	1,478	914
Prepaid expenses and other current assets	18	84
Total current assets	1,633	2,438

Other assets	8	8

Total assets	$1,641	$2,446

Liabilities and stockholders’ equity

Current liabilities
Accounts payable and accrued expenses	$64	$115
Total current liabilities	64	115

Total liabilities	64	115

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued	-	-
Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 21,628,680 as of September 30, 2025 and December 31, 2024; outstanding 20,620,711 at September 30, 2025 and December 31, 2024.	216	216
Additional paid-in capital	34,392	34,392
Accumulated deficit	(31,284)	(30,530)
Treasury stock, at cost (1,007,969 shares at September 30, 2025 and December 31, 2024)	(1,747)	(1,747)
Total stockholders' equity	1,577	2,331
Total liabilities and stockholders’ equity	$1,641	$2,446

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Expenses
Compensation and benefits	$117	$107	$345	$335
Other operating	151	144	468	470
Total operating expenses	268	251	813	805
Loss from operations	(268)	(251)	(813)	(805)
Interest and other income, net	14	20	59	122
Net loss	$(254)	$(231)	$(754)	$(683)

Basic and diluted weighted average common shares outstanding	20,620,711	20,620,711	20,620,711	20,620,711
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.03)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss	$(254)	$(231)	$(754)	$(683)
Other comprehensive loss:
Unrealized holding gain on available for sale debt securities	-	7	-	23
Reclassification adjustment for gains realized in net loss	-	-	-	(56)
Total other comprehensive loss	-	7	-	(33)
Comprehensive loss	$(254)	$(224)	$(754)	$(716)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 and 2024

(UNAUDITED)

(in thousands, except per share data)

					Accumulated		Total
			Additional		Other	Treasury	stock-
	Common stock (Issued)		paid -in	Accumulated	comprehensive	stock, at	Holders’
	shares	amount	capital	deficit	Income	cost	equity
Balance at December 31, 2023	21,628,680	$216	$34,392	$(29,610)	$40	$(1,747)	$3,291
Net loss	-	-	-	(219)	-	-	(219)
Other comprehensive loss	-	-	-	-	(40)	-	(40)
Balance at March 31, 2024	21,628,680	$216	$34,392	$(29,829)	$-	$(1,747)	$3,032
Net loss	-	-	-	(233)	-	-	(233)
Balance at June 30, 2024	21,628,680	$216	$34,392	$(30,062)	$-	$(1,747)	$2,799
Net loss	-	-	-	(231)		-	(231)
Other comprehensive income	-	-	-	-	7	-	7
Balance at September 30, 2024	21,628,680	$216	$34,392	$(30,293)	$7	$(1,747)	$2,575

Balance at December 31, 2024	21,628,680	$216	$34,392	$(30,530)	$-	$(1,747)	$2,331
Net loss	-	-	-	(256)	-	-	(256)
Balance at March 31, 2025	21,628,680	$216	$34,392	$(30,786)	$-	$(1,747)	$2,075
Net loss	-	-	-	(244)	-	-	(244)
Balance at June 30, 2025	21,628,680	$216	$34,392	$(31,030)	$-	$(1,747)	$1,831
Net loss	-	-	-	(254)	-	-	(254)
Balance at September 30, 2025	21,628,680	$216	$34,392	$(31,284)	$-	$(1,747)	$1,577

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities

Net loss	$(754)	$(683)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on investments	-	(56)
Changes in other operating items:
Prepaid expenses and other current assets	66	77
Accounts payable and accrued expenses	(51)	(8)
Net cash used in operating activities	(739)	(670)

Cash flows from investing activities
Proceeds from redemptions and sale of investments	24	3,347
Purchase of investments	(588)	(1,278)
Net cash (used in) provided by investing activities	(564)	2,069

Net (decrease) increase in cash and cash equivalents	(1,303)	1,399
Cash and cash equivalents at the beginning of the period	1,440	125
Cash and cash equivalents at the end of the period	$137	$1,524

Supplemental disclosures of cash flow information
Unrealized loss on available for sale securities	$-	$(33)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2025 and 2024

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

The Company may be classified as an inadvertent investment company if the Company acquires investment securities in excess of 40% of the Company’s total assets (exclusive of government securities). As of September 30, 2025, the Company is not considered an inadvertent investment company.

2.	Per share data

Loss per share for the three and nine months ended September 30, 2025 and 2024 is calculated based on 20,620,711 weighted average outstanding shares of common stock. The Company had no dilutive or potentially dilutive securities during the periods presented.

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

As of September 30, 2025 and December 31, 2024, the Company held investments in equity securities which consist of mutual funds of $1,478,000 and $914,000, respectively. Mutual funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. Mutual funds are categorized in Level 1 of the fair value hierarchy, depending on the unadjusted quoted prices in active markets for identical assets. U.S. government securities are valued using a model that incorporates market observable data, such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. There were no U.S. government debt securities as of September 30, 2025. The U.S. government debt securities, which have maturities of three months or less at time of purchase, are reported as Cash and cash equivalents on the Condensed Consolidated Balance Sheet as of December 31, 2024.  There were no U.S. government debt securities with maturities of more than three months as of December 31, 2024.

Short-term investments in marketable securities have a stated maturity of twelve months or less from the balance sheet date. These securities are considered as available for sale and are reported at fair value. For debt securities, unrealized gains and losses are recorded net of tax as a component of Accumulated other comprehensive income within stockholders' equity. Credit losses related to available for sale debt securities are recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. Realized gains and losses are calculated based on the specific identification method and are included in Interest and other income, net, in the Condensed Consolidated Statement of Operations.

The Company follows the guidance in ASC 321, “Investments – Equity Securities” (“ASC 321”) for its investments in equity securities with unrealized and realized gains and losses recorded in Interest and other income, net, on the Condensed Consolidated Statements of Operations.

The following table presents the Company’s financial instruments at fair value (in thousands):

	Fair Value Measurements as of September 30, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments in Mutual Funds	$1,478	$1,478	$-	$-

	Fair Value Measurements as of December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments in Mutual Funds	$914	$914	$-	$-

Investments in equity securities as of September 30, 2025 are summarized by type below (in thousands).

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual Funds	$1,478	$-	$-	$1,478
Total	$1,478	$-	$-	$1,478

Investments in equity securities as of December 31, 2024 are summarized by type below (in thousands).

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual Funds	$914	$-	$-	$914
Total	$914	$-	$-	$914

The Company may be exposed to credit losses through its available for sale investments. An available for sale security is impaired when its fair value declines below its amortized cost basis. Unrealized losses resulting from the amortized cost basis of any available for sale debt security exceeding its fair value are evaluated for identification of credit losses. When evaluating the investments for impairment at each reporting period, the Company reviews factors such as the extent of the unrealized loss, historical losses, current and future economic market conditions, and financial condition of the issuer. As of September 30, 2025, the Company has not recognized an allowance for expected credit losses related to its available for sale securities as the Company has not identified any unrealized losses for these investments attributable to credit factors.

6.	Income taxes

No tax benefit has been recorded in relation to the pre-tax loss for the three and nine months ended September 30, 2025 and 2024, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses. As of September 30, 2025, the Company had no material uncertain income tax positions.

7.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. The Company did not repurchase any common stock during the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025 and 2024, the Company had repurchased 2,234,721 shares of its common stock and a total of 2,765,279 of the authorized shares, remained available for repurchase as of September 30, 2025.

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

Results of operations

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

For the three months ended September 30, 2025, the Company had a loss from operations of $254,000 compared to a loss from operations of $231,000 for the three months ended September 30, 2024.

The increased loss from operations of $23,000 was primarily a result of a decrease in Interest and other income, net of $6,000, increase of Other operating expenses of $7,000, and an increase in Compensation and benefits of $10,000 during the three months ended September 30, 2025 as compared to September 30, 2024.

Compensation and benefits

For the three months ended September 30, 2025, Compensation and benefits were $117,000 as compared to $107,000 for the three months ended September 30, 2024. The increased Compensation and benefits of $10,000 was the result of an increase in payroll benefits.

Other operating expenses

For the three months ended September 30, 2025, Other operating expenses were $151,000 as compared to $144,000 for the three months ended September 30, 2024. The increased operating expenses of $7,000 were primarily the result of increased professional fees of $18,000 and increased other expenses of $2,000, offset by decreased travel and entertainment expenses of $13,000.

Interest and other income, net

For the three months ended September 30, 2025, Interest and other income, net was $14,000 as compared to $20,000 for the three months ended September 30, 2024. The decreased interest and other income, net of $6,000 was primarily the result of the lower yields related to the investments in mutual funds and no investments in U.S. Treasury securities during the three months ended September 30, 2025.

Income taxes

For the three months ended September 30, 2025 and 2024, the Company recorded no income tax expense from operations. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended September 30, 2025 and 2024, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

For the nine months ended September 30, 2025, the Company had a loss from operations of $754,000 compared to a loss from operations before income taxes of $683,000 for the nine months ended September 30, 2024.

The increased loss from operations of $71,000 was primarily a result of a decrease in Interest and other income, net of $63,000, decrease of Other operating expenses of $2,000, and an increase in Compensation and benefits of $10,000 during the nine months ended September 30, 2025 as compared to September 30, 2024.

Compensation and benefits

For the nine months ended September 30, 2025, Compensation and benefits were $345,000 compared to $335,000 for the nine months ended September 30, 2024. The increased Compensation and benefits of $10,000 was the result of increased payroll benefits.

Other operating expenses

For the nine months ended September 30, 2025, Other operating expenses were $468,000 as compared to $470,000 for the nine months ended September 30, 2024. The decreased operating expenses of $2,000 were primarily the result of decreased travel and entertainment expenses of $24,000, offset by increased professional fees of $16,000, and increased other expenses of $6,000.

Interest and other income, net

For the nine months ended September 30, 2025, Interest and other income, net was $59,000 as compared to $122,000 for the nine months ended September 30, 2024. The decreased interest and other income, net of $63,000 was primarily the result of the lower yields related to the investments in U.S. Treasury securities and mutual funds and lower balances on investments in U.S. Treasury securities during the nine months ended September 30, 2025.

Income taxes

For the nine months ended September 30, 2025 and 2024, the Company recorded no income tax expense from operations. No tax benefit has been recorded in relation to the pre-tax loss for the nine months ended September 30, 2025 and 2024, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Financial condition

Liquidity and Capital Resources

At September 30, 2025, the Company had cash and cash equivalents totaling $137,000 and investments in mutual funds totaling $1,478,000 which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s general and administrative expenses. The directors will also consider alternatives for distributing some or all of its cash and cash equivalents and investments to stockholders. The Company believes that its working capital is sufficient to support its operating requirements through November 30, 2026.

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase. Please refer to note 5 of the Notes to Condensed Consolidated Financial Statements for classification of Investments.

The decrease in cash and cash equivalents of $1,303,000 for the nine months ended September 30, 2025 was primarily the result of $739,000 used in operating activities, $588,000 used in the purchase of mutual funds, offset by the sale and the redemption of investments of $24,000.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At September 30, 2025, the Company had repurchased 2,234,721 shares of its common stock and, a total of 2,765,279 shares remained available for repurchase at September 30, 2025, pursuant to the 5,000,000 shares repurchase plans. The Company did not repurchase shares of common stock during the quarter ended September 30, 2025.

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: November 14, 2025	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ HAROLD D. KAHN
		Name:	Harold D. Kahn
		Title:	Acting Chief Financial Officer and Acting Principal Accounting Officer (Principal Financial Officer)

