Form 10-K
period 2025-12-31
Wright Investors Service Holdings, Inc.
filed 2026-03-30
CIK 1279715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of March 30, 2026, 20,620,711 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the 2025 annual meeting of stockholders, or an amendment to this Annual Report on Form 10-K, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2025.

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

PART I

Item 1.  Business.

General Development of Business

Wright Investors’ Service Holdings, Inc. (the “Company”, “Wright Holdings”, “we” or “us”) was incorporated on March 10, 1998.  The Company’s common stock is quoted on the OTC Markets Group Inc. (OTC Pink Sheets) and is traded under the symbol “iWSH”. OTC Markets Group is not a national securities exchange.

The Company currently has a substantial portion of its assets consisting of short-term investments in money market mutual funds with minimal cash balances.

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

The Company is not engaged in the business of investing, reinvesting, or trading in securities, and it does not hold itself out as being engaged in those activities. However, under the Investment Company Act of 1940, as amended (the “Investment Company Act”), a company may fall within the scope of being an “inadvertent investment company” under section 3(a)(1)(C) of such Act if the value of the Company’s investment securities (as defined in the Investment Company Act) is more than 40% of the Company’s total assets (exclusive of government securities, and cash and certain cash equivalents). The investment Company Act of 1940 Rule 3a-2 provides a one-year safe harbor from the definition of “investment company” under Section 3(a)(1) for issuers that are temporarily engaged in investing, reinvesting, owning, holding, or trading in securities while they transition to an operating business. The Company is relying on Rule 3a-2 under the Investment Company Act of 1940, which provides a one-year safe harbor from being deemed an “investment company” for issuers that have a bona fide intent to be engaged primarily in a non-investment business as soon as reasonably possible.

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At December 31, 2025, the Company had working capital of approximately $1,299,000. At December 31, 2025, the Company had an accumulated deficit of approximately $31,554,000. The Company held cash and cash equivalents of approximately $33,000, and investments in mutual funds of $1,267,000, respectively, as of December 31, 2025.

The Company believes that its cash resources at December 31, 2025 may not meet its operating expenditure requirements through the first quarter of 2027.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company continues to face significant challenges and uncertainties and intends to evaluate and explore all available strategic options. The Company will continue to work to maximize stockholder value, including a continued evaluation of possible business ventures deemed to provide attractive opportunities for growth. The directors will also consider alternatives for distributing some or all of the Company’s cash and cash equivalents and investments. Until such time as a decision is made as to how its liquid assets are so deployed, the Company intends to invest its liquid assets in high-grade, short-term investments consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation. During the period in which we are seeking to complete such a transaction, substantially all of our assets consist of cash, cash equivalents and/or short-term investments.

See “Risk Factors” “The Company may be classified as an inadvertent investment company if we acquire investment securities in excess of 40% of our total assets.”, “The Company’s ability to continue as a going concern”, and “The Company is a shell company under the federal securities laws.”

Employees

The Company has 2 full-time employees as of December 31, 2025.

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

The investment Company Act of 1940 Rule 3a-2 provides a one-year safe harbor from the definition of “investment company” under Section 3(a)(1) for issuers that are temporarily engaged in investing, reinvesting, owning, holding, or trading in securities while they transition to an operating business. The Company is relying on Rule 3a-2 under the Investment Company Act of 1940, which provides a one-year safe harbor from being deemed an “investment company” for issuers that have a bona fide intent to be engaged primarily in a non-investment business as soon as reasonably possible.

The Company does not intend to be engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. During this safe harbor period, substantially all of our assets consist of cash, cash equivalents and/or short-term investments.

The Company’s ability to continue as a going concern

The Company’s independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements expressing substantial doubt about our ability to continue as a going concern.

The Company’s recurring operating losses and negative cash flows from operations for the fiscal year ended December 31, 2025, raise substantial doubt about its ability to continue as a going concern for the one-year period from the date of filing of this Form 10-K. Based on the Company’s current cash and investment balances and projected cash burn, the Company believes existing cash resources may not fund operations into the first quarter of 2027. Management has implemented, or is in the process of implementing, operational cost reductions to decrease cash outflows and extend the Company's liquidity runway.

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

Our Consolidated Balance Sheet reflects that our assets consist primarily of cash and cash equivalents and investments in money market mutual funds which are treated as nominal or cash equivalents like assets for assessing its shell status. Accordingly, we are a shell company. Applicable securities rules prohibit shell companies from using a Form S-8 registration statement to register securities pursuant to employee compensation plans and from utilizing Form S-3 for the registration of securities for so long as the Company is a shell company and for 12 months thereafter.

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

As of December 31, 2025, Bedford Oak Advisors, LLC and William H. Miller beneficially owned 26.73% and 17.02%, respectively, of the Company’s common stock. Bedford Oak Advisors, LLC is controlled by Mr. Harvey P. Eisen, the Company’s Chairman and Chief Executive Officer. Mr. Eisen beneficially owned at such date an aggregate of 29.55% of the Company’s common stock, which percentage includes the 26.73% beneficially owned by Bedford Oak Advisors, LLC. Sales by us or our large stockholders of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could cause the market price of our common stock to decline.

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

At December 31, 2025, we had outstanding 20,620,711 shares of our common stock. The Company is authorized to issue up to 30,000,000 shares of common stock and are therefore able to issue additional shares without being required under corporate law to obtain shareholder approval.  If we issue additional shares, our other shareholders may find their holdings drastically diluted, which if it occurs, means they would own a smaller percentage of our Company.

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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock, $0.01 par value, is currently quoted on the OTC Markets Group Inc. (OTC Pink Sheets) under the symbol “iWSH”.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The Company did not declare or pay any cash dividends on its common stock in 2025 or 2024. The Company currently intends to retain future earnings to finance the growth and development of its business however, the directors will also consider alternative for distributing some or all of its cash and cash equivalents to stockholders.

Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. The Company did not repurchase any common stock during the years ended December 31, 2025 and 2024. At December 31, 2025 and 2024, the Company had repurchased an aggregate of 2,234,721 shares of its common stock and a total of 2,765,279 remained available for repurchase at December 31, 2025 and 2024 pursuant to the 5,000,000 shares repurchase plan.

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

The Company’s Board of Directors continues to evaluate possible strategic uses for its funds to develop or acquire interests in one or more operating businesses. Prior to this use, the Company will continue to be invested in high-grade, short-term investments (such as cash and cash equivalents and money market mutual funds) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation. The directors will also consider alternatives for distributing some or all of its cash and cash equivalents, and investments to stockholders (see Note 1 to the Consolidated Financial Statements).

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

Results of Operations

Year ended December 31, 2025 compared to the year ended December 31, 2024

For the year ended December 31, 2025, the Company had a net loss of $1,024,000 compared to a net loss of $920,000 for the year ended December 31, 2024.

The increased loss of $104,000 was primarily the result of an increase in Compensation and benefits of $10,000, increase in Other operating expenses of $7,000, and a decrease in Interest and other income, net of $87,000.

Compensation and benefits

For the year ended December 31, 2025, Compensation and benefits were $462,000 compared to $452,000 for the year ended December 31, 2024. The increased Compensation and benefits of $10,000 was the result of increased payroll benefits.

Other operating expenses

For the year ended December 31, 2025, Other operating expenses were $634,000 as compared to $627,000 for the year ended December 31, 2024. The increased operating expenses of $7,000 were primarily the result of decreased travel and entertainment expenses of $39,000, decreased professional fees of $11,000, offset by increased fees related to the repair and maintenance of Company owned dam properties of $52,000, and increased other expenses of $5,000. The dam properties were fully impaired as of December 31, 2018.

Interest and other income, net

For the year ended December 31, 2025, Interest and other income, net was $72,000 as compared to $159,000 for the year ended December 31, 2024. The decreased interest and other income, net of $87,000 was primarily the result of the lower yields related to the investments in money market mutual funds and lower balances of such investments.

Income taxes

For the years ended December 31, 2025 and 2024, the Company recorded no income tax expense.

The Company recorded a full valuation allowance against its net deferred tax assets as of December 31, 2025 and 2024. Due to a full valuation allowance on the deferred tax assets related to net operating loss carryforwards, no tax benefit has been recorded in relation to the pre-tax loss for the years ended December 31, 2025 and 2024.

Financial condition, liquidity, and capital resources

Liquidity and Capital Resources

At December 31, 2025, the Company had cash and cash equivalents totaling $33,000 and short-term investments in money market mutual funds totaling $1,267,000 which it intends to use to acquire interests in one or more operating businesses, continue to evaluate possible strategic options, and to fund the Company’s general and administrative expenses. The directors will also consider alternatives for distributing some or all of its cash and cash equivalents and investments to stockholders. The Company acknowledges that its working capital may not be sufficient to support its operating requirements through March 31, 2027.

The decrease in cash and cash equivalents of $1,407,000 for the year ended December 31, 2025 was primarily the result of $1,054,000 used in operating activities and proceeds from redemptions of investments in money market mutual funds of $248,000, offset by the purchase of money market mutual funds of $601,000.

The Company’s recurring operating losses and negative cash flows from operations for the fiscal year ended December 31, 2025, raise substantial doubt about its ability to continue as a going concern for the one-year period from the date of filing of this Form 10-K.

Based on the Company’s current cash and investment balances and projected cash burn, Management has implemented, or is in the process of implementing, operational cost reductions to decrease cash outflows and extend the Company's liquidity runway.

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

Financial Statements of Wright Investors’ Service Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wright Investors' Service Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wright Investors' Service Holdings, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Coral Gables, Florida

March 30, 2026

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$33	$1,440
Investments	1,267	914
Prepaid expenses and other current assets	78	84
Total current assets	1,378	2,438

Other assets	8	8
Total assets	$1,386	$2,446

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$79	$115
Total current liabilities	79	115

Total liabilities	79	115

Commitments and Contingencies – Note 8

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued
Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 21,628,680 as of December 31, 2025 and 2024; outstanding 20,620,711 as of December 31, 2025 and 2024.	216	216

Additional paid-in capital	34,392	34,392

Accumulated deficit	(31,554)	(30,530)
Treasury stock, at cost (1,007,969 shares at December 31, 2025 and 2024)	(1,747)	(1,747)
Total stockholders' equity	1,307	2,331
Total liabilities and stockholders’ equity	$1,386	$2,446

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024
Expenses
Compensation and benefits	$462	$452
Other operating	634	627
Total operating expenses	1,096	1,079

Loss from operations	(1,096)	(1,079)
Interest and other income, net	72	159
Net loss	$(1,024)	$(920)

Basic and diluted weighted average common shares outstanding	20,620,711	20,620,711

Basic and diluted loss per share	$(0.05)	$(0.04)

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2025	2024

Net loss	$(1,024)	$(920)
Other comprehensive loss
Unrealized holding gain on available for sale securities	-	23
Reclassification adjustment for gains realized in net loss	-	(63)
Total other comprehensive loss	-	(40)
Comprehensive loss	$(1,024)	$(960)

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2025 AND 2024

(in thousands, except per share data)

			Additional		Accumulated other	Treasury	Total stock-
	Common stock (Issued)		paid – in	Accumulated	comprehensive	stock, at	holders
	shares	amount	capital	deficit	income	cost	equity

Balance at December 31, 2023	21,628,680	$216	$34,392	$(29,610)	$40	$(1,747)	$3,291
Net loss	-	-	-	(920)	-	-	(920)
Other comprehensive loss	-	-	-	-	(40)	-	(40)
Balance at December 31, 2024	21,628,680	$216	$34,392	$(30,530)	$-	$(1,747)	$2,331
Net loss	-	-	-	(1,024)	-	-	(1,024)
Balance at December 31, 2025	21,628,680	$216	$34,392	$(31,554)	$-	$(1,747)	$1,307

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities

Net loss	$(1,024)	$(920)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on investments	-	(63)
Changes in other operating items:
Prepaid expenses and other current assets	6	13
Accounts payable and accrued expenses	(36)	32
Net cash used in operating activities	(1,054)	(938)

Cash flows from investing activities
Proceeds from redemptions of investments	248	4,257
Purchase of investments	(601)	(2,004)
Net cash (used in) provided by investing activities	(353)	2,253

Net (decrease) increase in cash and cash equivalents	(1,407)	1,315
Cash and cash equivalents at the beginning of the year	1,440	125
Cash and cash equivalents at the end of the year	$33	$1,440

Supplemental disclosures of cash flow information
Unrealized loss on available for sale securities	$-	$(40)

See accompanying notes to consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2025

1.	Description of activities

Wright Investors’ Service Holdings, Inc. (the “Company”) has nominal operations and nominal assets aside from its cash and cash equivalents and investments in money market mutual funds, and is therefore considered a shell company, as defined in U.S. securities laws and regulations. The Company is not engaged in the business of investing, reinvesting, or trading in securities, and it does not hold itself out as being engaged in those activities.

The Company intends to evaluate and explore all available strategic options. The Company will continue to work to maximize stockholder value. Such strategic options may include acquisition of an investment advisory business, acquisition of a financial services business, creating partnerships or joint ventures for those or other businesses and investing in other businesses that provide attractive opportunities for growth. The directors will also consider alternatives for distributing some or all of the Company’s cash and cash equivalents, and investments to stockholders. Until such time as a decision is made as to how the liquid assets of the Company are so deployed, the Company intends to invest its liquid assets in high-grade, short- term investments (such as cash and cash equivalents and investments in money market mutual funds) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation.

The Company may be classified as an inadvertent investment company if the Company acquires investment securities in excess of 40% of its total assets (exclusive of government securities, and cash and certain cash equivalents). As of December 31, 2025, the Company is not considered an inadvertent investment company.

The Company is not engaged in the business of investing, reinvesting, or trading in securities, and it does not hold itself out as being engaged in those activities. However, under the Investment Company Act of 1940, as amended (the “Investment Company Act”), a company may fall within the scope of being an “inadvertent investment company” under section 3(a)(1)(C) of such Act if the value of the Company’s investment securities (as defined in the Investment Company Act) is more than 40% of the Company’s total assets (exclusive of government securities, and cash and certain cash equivalents). The investment Company Act of 1940 Rule 3a-2 provides a one-year safe harbor from the definition of “investment company” under Section 3(a)(1) for issuers that are temporarily engaged in investing, reinvesting, owning, holding, or trading in securities while they transition to an operating business. The Company is relying on Rule 3a-2 under the Investment Company Act of 1940, which provides a one-year safe harbor from being deemed an “investment company” for issuers that have a bona fide intent to be engaged primarily in a non-investment business as soon as reasonably possible.

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At December 31, 2025, the Company had working capital of approximately $1,299,000. At December 31, 2025, the Company had an accumulated deficit of approximately $31,554,000. The Company held cash and cash equivalents of approximately $33,000, and investments in money market mutual funds of $1,267,000, respectively, as of December 31, 2025.

The Company believes that its cash resources at December 31, 2025 may not meet its operating expenditure requirements through the first quarter of 2027.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company continues to face significant challenges and uncertainties and intends to evaluate and explore all available strategic options. The Company will continue to work to maximize stockholder value, including a continued evaluation of possible business ventures deemed to provide attractive opportunities for growth. The directors will also consider alternatives for distributing some or all of the Company’s cash and cash equivalents and investments. Until such time as a decision is made as to how its liquid assets are so deployed, the Company intends to invest its liquid assets in high-grade, short-term investments consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation. During the period in which we are seeking to complete such a transaction, substantially all of our assets consist of cash, cash equivalents and/or short-term investments.

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

Cash and cash equivalents

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase. Cash equivalents do not include money market mutual funds which are classified as investments. Cash and cash equivalents amounted to approximately $33,000 and $1,440,000 at December 31, 2025 and 2024, respectively.

 WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2025

Investment Valuation

The Company’s investments in marketable securities consist of investments in equity securities which are money market mutual funds. The Company carries its investments at fair value. Fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date). Fair value measurements are not adjusted for transaction costs. A fair value hierarchy provides for prioritizing inputs to valuation techniques used to measure fair value into three levels:

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

As of December 31, 2025 and December 31, 2024, the Company held investments in equity securities which consist of a money market mutual fund of $1,267,000 and $914,000, respectively. Money market mutual funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. Money market mutual funds are categorized in Level 1 of the fair value hierarchy, depending on the unadjusted quoted prices in active markets for identical assets.

The Company follows the guidance in ASC 321, “Investments – Equity Securities” (“ASC 321”) for its investments in equity securities with unrealized and realized gains and losses recorded as Interest and other income, net, on the Consolidated Statements of Operations.

The following table presents the Company’s financial instruments measured at fair value (in thousands):

	Fair Value Measurements as of December 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments in Money Market Mutual Funds	$1,267	$1,267	$-	$-

	Fair Value Measurements as of December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments in Money Market Mutual Funds	$914	$914	$-	$-

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2025

Investments in equity securities as of December 31, 2025 and 2024 are summarized by type below (in thousands).

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money Market Mutual Funds	$1,267	-	-	$1,267
Total	$1,267	$-	$-	$1,267

	Amortized Cost / Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money Market Mutual Funds	$914	-	-	$914
Total	$914	$-	$-	$914

Investment in undeveloped land

The Company owns certain non-strategic assets, including an investment in land and certain flowage rights in undeveloped property (the “properties”) primarily located Killingly, Connecticut. The properties were fully impaired as of December 31, 2018.

Per share data

Loss per share for the year ended December 31, 2025 and 2024, respectively, is calculated based on 20,620,711 weighted average outstanding shares of common stock.

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

The accounting for uncertain tax positions guidance requires that the Company recognize the financial statement benefit of a tax position only after determining that the Company would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties on income taxes, including those related to uncertain tax positions as interest and other expenses. The Company had no income tax uncertainties at December 31, 2025 and 2024.

Effective January 1, 2025, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, which expanded income tax disclosure requirements, including disaggregation of pretax income (loss) and income tax expense (benefit) by jurisdiction and disclosure of income taxes paid (net of refunds received). The Company adopted the standard on January 1, 2025 on a retrospective basis. Accordingly, the tax rate reconciliation and income taxes paid disclosures for the year ended December 31, 2024 has been recast to conform to the current year’s presentation. The adoption affected disclosures only and did not impact the Company’s consolidated financial position, results of operations, or cash flows.

In July 2025, the One Big Beautiful Bill Act (Public Law 119-21) was enacted. The Company recognized the income tax effects of the legislation in the period of enactment in accordance with ASC 740. The legislation did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025. The Company will continue to evaluate the impact of the legislation on future periods.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2025

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and investments. Cash holdings and investments in money market mutual funds are insured up to $250,000 per depositor, per insured bank. For the years ended December 31, 2025 and 2024, a substantial portion of the Company’s investments in cash and money market mutual funds are in excess of these limits.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliations as well as expanded information on income taxes by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024, on a prospective basis. The Company discloses its income tax rate reconciliation in its annual consolidated financial statements only and the adoption, effective January 1, 2025, did not have a material impact on its consolidated financial statements.

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

4.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	Year Ended December 31,
	2025	2024

Accrued professional fees	$34	$15
Other	45	100
Total	$79	$115

5.	Income taxes

For the years ended December 31, 2025 and 2024, the Company recorded no income tax expense.

ASU 2023-09 requires disaggregation of pretax income (loss), income tax expense (benefit), and income taxes paid by jurisdiction. The Company has no foreign operations; accordingly, all pretax income (loss) is domestic (United States).

The following table shows the components of loss before income taxes and the related current tax provision benefits (in thousands):

	Year ended December 31,
	2025	2024
Loss before income taxes
U.S. operations	$(1,024)	$(920)
Income tax expense
U.S federal	-	-
State	-	-
Total income tax expense	$-	$-

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2025

For the years ended December 31, 2025 and 2024 there were no income taxes paid. As no income taxes were paid, disaggregation by U.S. federal, state, or foreign jurisdictions was not applicable for the period presented.

The following table provides a reconciliation of the U.S. statutory federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025		2024

U.S. federal statutory income tax	$(215)	21.0%	$(193)	21.0%

Change in U.S. federal valuation allowance	210	(20.5)%	180	(19.6)%

Nontaxable or nondeductible items:

Meals and entertainment	5	(0.5)%	12	(1.3)%
Other adjustments:

Deferred tax asset adjustments	-	0.0%	1	(0.1)%

Income tax expense	-	0.0%	-	0.0%

Deferred income taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial statement purposes and the comparable amounts recorded for income tax purposes. The following table depicts the significant components of the deferred tax assets (liabilities) (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$5,728	$5,530
Unrealized loss on investments	93	93
Other	3	3
Gross deferred tax assets	5,824	5,626
Less: valuation allowance	(5,824)	(5,626)
Deferred tax assets after valuation allowance	-	-

Net deferred tax assets	$-	-

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax bases of existing assets and liabilities and for net operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The valuation allowance increased / (decreased) by approximately $198,000 during the year ended December 31, 2025, related to the U.S. federal and New York State jurisdictions in the amounts of $210,000 and $(12,000), respectively. The valuation allowance increased by $224,000 during the year ended December 31, 2024, related to the U.S. federal and New York State jurisdictions in the amounts of $180,000 and $44,000, respectively. The increases in the valuation allowance during the years ended December 31, 2025 and 2024 were mainly due to increases in the net operating loss carryforward.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2025

The Company files a consolidated U.S. federal tax return and a combined New York State tax return with its subsidiaries. For U.S. federal and New York State income tax purposes, the Company’s 2022 through 2025 tax years remain open for examination by the tax authorities under the normal statute of limitations. As of December 31, 2025, the Company has a U.S. federal net operating loss carryforward of approximately $25,335,000, of which $15,177,000 expires from 2031 through 2037, and $10,158,000 does not expire. The Company also has a

New York State net operating loss carryforward totaling approximately $7,933,000, which expires between 2026 and 2046. Approximately $1,249,000 of the New York State net operating loss carryforward expired in 2025.

Sections 382 and 383 of the Internal Revenue Code, and similar New York State regulations, contain provisions that may limit the net operating loss carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stakeholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the net operating loss carryforwards that the Company may utilize in any one year may be limited.

The company follows guidance on accounting for uncertainty in income taxes which prescribes a minimum threshold a tax provision is required to meet before being recognized in the financial statements. The Company does not have any liabilities as of December 31, 2025 and 2024 to account for potential income tax exposure. The Company classifies interest expense related to unrecognized tax benefits as components of the income tax expense or benefit. There were no interest and penalties recognized in the consolidated statements of operations.

6.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. The Company did not repurchase any common stock during the year ended December 31, 2025 and 2024. At December 31, 2025 and 2024, the Company had repurchased an aggregate of 2,234,721 shares of its common stock and a total of 2,765,279 remained available for repurchase at December 31, 2025 and 2024.

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

As of December 31, 2025 and 2024, all options were vested and there were no outstanding options under the 2007 NPDC Plan. There were no grants, forfeitures or exercises of options during the years ended December 31, 2025 and 2024.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2025 were effective.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, the Company conducted an evaluation of internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) (“COSO Framework”).  Based upon our evaluation, the Company concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

(d) Changes in Internal Control over Financial Reporting

The Company’s Chief Executive Officer and Acting Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of December 31, 2025 for its annual stockholders’ meeting for 2025 (the “Proxy Statement”) under the captions “Directors and Executive Officers”, “Corporate Governance”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Audit Committee.”

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Additional information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders under the caption “Stock Ownership of Management and Principal Stockholders”.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders under the captions “Certain Transactions with Management” and “Director Independence”.

Item 14.  Principal Accounting Fees and Services.

The information regarding principal accountant fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is incorporated by reference to the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders under the caption “Principal Accountant Fees and Services.”

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: March 30, 2026	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ HARVEY P. EISEN	Chairman, President and Chief Executive Officer	March 30, 2026
Harvey P. Eisen	(Principal Executive Officer)

/s/ HAROLD KAHN	Acting Chief Financial Officer and Acting Principal Accounting Officer	March 30, 2026
Harold Kahn	(Principal Financial Officer)

/s/ LAWRENCE G. SCHAFRAN	Director	March 30, 2026
Lawrence G. Schafran

/s/ DORT CAMERON III	Director	March 30, 2026
Dort Cameron III

