Form 10-Q
period 2026-03-31
Wright Investors Service Holdings, Inc.
filed 2026-05-15
CIK 1279715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:              None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered

Common Stock, $0.01 par value	IWSH	OTC Markets Group Inc. (OTC Pink Sheets)

As of May 15, 2026, there were 20,620,711 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

 WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$13	$33
Investments	1,076	1,267
Prepaid expenses and other current assets	49	78
Total current assets	1,138	1,378

Other assets	8	8

Total assets	$1,146	$1,386

Liabilities and stockholders’ equity

Current liabilities
Accounts payable and accrued expenses	$100	$79
Total current liabilities	100	79

Total liabilities	100	79

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued	-	-
Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 21,628,680 as of March 31, 2026 and December 31, 2025; outstanding 20,620,711 at March 31, 2026 and December 31, 2025.	216	216
Additional paid-in capital	34,392	34,392
Accumulated deficit	(31,815)	(31,554)
Treasury stock, at cost (1,007,969 shares at March 31, 2026 and December 31, 2025)	(1,747)	(1,747)
Total stockholders' equity	1,046	1,307
Total liabilities and stockholders’ equity	$1,146	$1,386

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025

Expenses
Compensation and benefits	$122	$115
Other operating	149	172
Total operating expenses	271	287
Loss from operations	(271)	(287)
Interest and other income, net	10	31
Net loss	$(261)	$(256)

Basic and diluted weighted average common shares outstanding	20,620,711	20,620,711
Basic and diluted loss per share	$(0.01)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

(in thousands, except per share data)

						Total
			Additional		Treasury	stock-
	Common stock (Issued)		paid -in	Accumulated	stock, at	Holders’
	shares	amount	capital	deficit	cost	equity
Balance at December 31, 2024	21,628,680	$216	$34,392	$(30,530)	$(1,747)	$2,331
Net loss	-	-	-	(256)	-	(256)
Balance at March 31, 2025	21,628,680	$216	$34,392	$(30,786)	$(1,747)	$2,075

Balance at December 31, 2025	21,628,680	$216	$34,392	$(31,554)	$(1,747)	$1,307
Net loss	-	-	-	(261)	-	(261)
Balance at March 31, 2026	21,628,680	$216	$34,392	$(31,815)	$(1,747)	$1,046

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities

Net loss	$(261)	$(256)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on investments	-	(11)
Changes in other operating items:
Prepaid expenses and other current assets	29	28
Accounts payable and accrued expenses	21	(5)
Net cash used in operating activities	(211)	(244)

Cash flows from investing activities
Proceeds from redemptions and sale of investments	201	35
Purchase of investments	(10)	(560)
Net cash provided by (used in) by investing activities	191	(525)

Net decrease in cash and cash equivalents	(20)	(769)
Cash and cash equivalents at the beginning of the period	33	1,440
Cash and cash equivalents at the end of the period	$13	$671

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026 and 2025

(unaudited)

1.	Basis of presentation and description of activities

Basis of presentation

The accompanying interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The information and note disclosures normally included in complete financial statements have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2026 interim period are not necessarily indicative of results to be expected for the entire year.

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

The Company may be classified as an inadvertent investment company if the Company acquires investment securities in excess of 40% of its total assets (exclusive of government securities, and cash and certain cash equivalents). As of March 31, 2026, the Company is not considered an inadvertent investment company.

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

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At March 31, 2026, the Company had working capital of approximately $1,038,000. At March 31, 2026, the Company had an accumulated deficit of approximately $31,815,000. The Company held cash and cash equivalents of approximately $13,000, and investments in money market mutual funds of $1,076,000, respectively, as of March 31, 2026.

The Company believes that its cash resources at March 31, 2026 may not meet its operating expenditure requirements through the second quarter of 2027.

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

Loss per share for the three months ended March 31, 2026 and 2025 is calculated based on 20,620,711 weighted average outstanding shares of common stock. The Company had no dilutive or potentially dilutive securities during the periods presented.

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

As of March 31, 2026 and December 31, 2025, the Company held investments in equity securities which consist of a money market mutual fund of $1,076,000 and $1,267,000, respectively. Money market mutual funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. Money market mutual funds are categorized in Level 1 of the fair value hierarchy, depending on the unadjusted quoted prices in active markets for identical assets.

The Company follows the guidance in ASC 321, “Investments – Equity Securities” (“ASC 321”) for its investments in equity securities with unrealized and realized gains and losses recorded as Interest and other income, net, on the Consolidated Statements of Operations.

The following table presents the Company’s financial instruments measured at fair value (in thousands):

	Fair Value Measurements as of March 31, 2026
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in Money Market Mutual Funds	$1,076	$1,076	$-	$-

	Fair Value Measurements as of December 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in Money Market Mutual Funds	$1,267	$1,267	$-	$-

Investments in equity securities as of March 31, 2026 and December 31, 2025 are summarized by type below (in thousands).

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money Market Mutual Funds	$1,076	$-	$-	$1,076
Total	$1,076	$-	$-	$1,076

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money Market Mutual Funds	$1,267	$-	$-	$1,267
Total	$1,267	$-	$-	$1,267

6.	Income taxes

No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2026 and 2025, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses. As of March 31, 2026, the Company had no material uncertain income tax positions.

7.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. The Company did not repurchase any common stock during the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026 and 2025, the Company had repurchased 2,234,721 shares of its common stock and a total of 2,765,279 of the authorized shares, remained available for repurchase as of March 31, 2026.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 30, 2026.

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

Results of operations

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

For the three months ended March 31, 2026, the Company had a loss from operations of $261,000 compared to a loss from operations of $256,000 for the three months ended March 31, 2025.

The increased loss from operations of $5,000 was primarily a result of a decrease in Interest and other income, net of $21,000, an increase in Compensation and benefits of $7,000, offset by a decrease in Other operating expenses of $23,000 during the three months ended March 31, 2026 as compared to March 31, 2025.

Compensation and benefits

For the three months ended March 31, 2026, Compensation and benefits were $122,000 as compared to $115,000 for the three months ended March 31, 2025. The increased Compensation and benefits of $7,000 was the result of increased payroll benefits.

Other operating expenses

For the three months ended March 31, 2026, Other operating expenses were $149,000 as compared to $172,000 for the three months ended March 31, 2025. The decreased operating expenses of $23,000 were primarily the result of decreased professional fees of $14,000, decreased travel and entertainment of $13,000, decreased other expenses of $7,000, offset by increased fees related to the repair and maintenance of Company owned dam properties of $11,000. The dam properties were fully impaired as of December 31, 2018.

Interest and other income, net

For the three months ended March 31, 2026, Interest and other income, net was $10,000 as compared to $31,000 for the three months ended March 31, 2025. The decreased interest and other income, net of $21,000 was primarily the result of the lower yields related to the investments in mutual funds and lower balances on such investments during the three months ended March 31, 2026.

Income taxes

For the three months ended March 31, 2026 and 2025, the Company recorded no income tax expense from operations.

The Company recorded a full valuation allowance against its net deferred tax assets as of March 31, 2026 and 2025. Due to a full valuation allowance on the deferred tax assets related to net operating loss carryforwards, no tax benefit has been recorded in relation to the pre-tax loss for the years ended March 31, 2026 and 2025.

Financial condition

Liquidity and Capital Resources

At March 31, 2026, the Company had cash and cash equivalents totaling $13,000 and investments in mutual funds totaling $1,076,000 which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s general and administrative expenses. The directors will also consider alternatives for distributing some or all of its cash and cash equivalents and investments to stockholders. The Company acknowledges that its working capital may not be sufficient to support its operating requirements through May 31, 2027.

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase. Please refer to note 5 of the Notes to Condensed Consolidated Financial Statements for classification of Investments.

The decrease in cash and cash equivalents of $20,000 for the three months ended March 31, 2026 was primarily the result of $211,000 used in operating activities, $10,000 used in the purchase of mutual funds, offset by the sale and the redemption of investments of $201,000.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At March 31, 2026, the Company had repurchased 2,234,721 shares of its common stock and, a total of 2,765,279 shares remained available for repurchase at March 31, 2026, pursuant to the 5,000,000 shares repurchase plans. The Company did not repurchase shares of common stock during the quarter ended March 31, 2026.

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: May 15, 2026	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2026	By:	/s/ HAROLD D. KAHN
		Name:	Harold D. Kahn
		Title:	Acting Chief Financial Officer and Acting Principal Accounting Officer (Principal Financial Officer)

