Form 10-Q
period 2026-06-30
Wright Investors Service Holdings, Inc.
filed 2026-08-14
CIK 1279715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:              None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered

Common Stock, $0.01 par value	IWSH	OTC Markets Group Inc. (OTC Pink Sheets)

As of August 14, 2026, there were 20,620,711 shares of the registrant’s common stock, $0.01 par value, outstanding.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$48	$33
Investments	870	1,267
Prepaid expenses and other current assets	24	78
Total current assets	942	1,378

Other assets	8	8

Total assets	$950	$1,386

Liabilities and stockholders’ equity

Current liabilities
Accounts payable and accrued expenses	$147	$79
Total current liabilities	147	79

Total liabilities	147	79

Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued	-	-
Common stock, par value $0.01 per share, authorized 30,000,000 shares; issued 21,628,680 as of June 30, 2026 and December 31, 2025; outstanding 20,620,711 at June 30, 2026 and December 31, 2025.	216	216
Additional paid-in capital	34,392	34,392
Accumulated deficit	(32,058)	(31,554)
Treasury stock, at cost (1,007,969 shares at June 30, 2026 and December 31, 2025)	(1,747)	(1,747)
Total stockholders' equity	803	1,307
Total liabilities and stockholders’ equity	$950	$1,386

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Expenses
Compensation and benefits	$115	$113	$237	$228
Other operating	136	145	285	317
Total operating expenses	251	258	522	545
Loss from operations	(251)	(258)	(522)	(545)
Interest and other income, net	8	14	18	45
Net loss	$(243)	$(244)	$(504)	$(500)

Basic and diluted weighted average common shares outstanding	20,620,711	20,620,711	20,620,711	20,620,711
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

(in thousands, except per share data)

						Total
			Additional		Treasury	stock-
	Common stock (Issued)		paid -in	Accumulated	stock, at	Holders’
	shares	amount	capital	deficit	cost	equity
Balance at December 31, 2024	21,628,680	$216	$34,392	$(30,530)	$(1,747)	$2,331
Net loss	-	-	-	(256)	-	(256)
Balance at March 31, 2025	21,628,680	$216	$34,392	$(30,786)	$(1,747)	$2,075
Net loss	-	-	-	(244)	-	(244)
Balance at June 30, 2025	21,628,680	$216	$34,392	$(31,030)	$(1,747)	$1,831

Balance at December 31, 2025	21,628,680	$216	$34,392	$(31,554)	$(1,747)	$1,307
Net loss	-	-	-	(261)	-	(261)
Balance at March 31, 2026	21,628,680	$216	$34,392	$(31,815)	$(1,747)	$1,046
Net loss	-	-	-	(243)	-	(243)
Balance at June 30, 2026	21,628,680	$216	$34,392	$(32,058)	$(1,747)	$803

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS' SERVICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities

Net loss	$(504)	$(500)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in other operating items: Prepaid expenses and other current assets	54	48
Accounts payable and accrued expenses	68	(44)
Net cash used in operating activities	(382)	(496)

Cash flows from investing activities
Proceeds from redemptions and sale of investments	415	24
Purchase of investments	(18)	(574)
Net cash provided by (used in) by investing activities	397	(550)

Net increase (decrease) in cash and cash equivalents	15	(1,046)
Cash and cash equivalents at the beginning of the period	33	1,440
Cash and cash equivalents at the end of the period	$48	$394

See accompanying notes to condensed consolidated financial statements.

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2026 and 2025

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

The Company may be classified as an inadvertent investment company if the Company acquires investment securities in excess of 40% of its total assets (exclusive of government securities, and cash and certain cash equivalents). As of June 30, 2026, the Company is not considered an inadvertent investment company.

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

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At June 30, 2026, the Company had working capital of approximately $795,000. At June 30, 2026, the Company had an accumulated deficit of approximately $32,058,000. The Company held cash and cash equivalents of approximately $48,000, and investments in money market mutual funds of approximately $870,000, respectively, as of June 30, 2026.

The Company believes that its cash resources at June 30, 2026 may not meet its operating expenditure requirements through the third quarter of 2027.

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

Loss per share for the three and six months ended June 30, 2026 and 2025 is calculated based on 20,620,711 weighted average outstanding shares of common stock. The Company had no dilutive or potentially dilutive securities during the periods presented.

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

As of June 30, 2026 and December 31, 2025, the Company held investments in equity securities which consist of a money market mutual fund of $870,000 and $1,267,000, respectively. Money market mutual funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. Money market mutual funds are categorized in Level 1 of the fair value hierarchy, depending on the unadjusted quoted prices in active markets for identical assets.

The Company follows the guidance in ASC 321, “Investments – Equity Securities” (“ASC 321”) for its investments in equity securities with unrealized and realized gains and losses recorded as Interest and other income, net, on the Consolidated Statements of Operations.

The following table presents the Company’s financial instruments measured at fair value (in thousands):

	Fair Value Measurements as of June 30, 2026
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in Money Market Mutual Funds	$870	$870	$-	$-

	Fair Value Measurements as of December 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in Money Market Mutual Funds	$1,267	$1,267	$-	$-

Investments in equity securities as of June 30, 2026 and December 31, 2025 are summarized by type below (in thousands).

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money Market Mutual Funds	$870	$-	$-	$870
Total	$870	$-	$-	$870

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money Market Mutual Funds	$1,267	$-	$-	$1,267
Total	$1,267	$-	$-	$1,267

6.	Income taxes

No tax benefit has been recorded in relation to the pre-tax loss for the three and six months ended June 30, 2026 and 2025, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses. As of June 30, 2026, the Company had no uncertain income tax positions.

7.	Capital Stock

The Company’s Board of Directors, without any vote or action by the holders of common stock, is authorized to issue preferred stock from time to time in one or more series and to determine the number of shares and to fix the powers, designations, preferences and relative, participating, optional or other special rights of any series of preferred stock.

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. The Company did not repurchase any common stock during the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026 and 2025, the Company had repurchased 2,234,721 shares of its common stock and a total of 2,765,279 of the authorized shares, remained available for repurchase as of June 30, 2026.

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

The Company’s Board of Directors is considering strategic uses for its funds to develop or acquire interests in one or more operating businesses.  While we have focused our development or acquisition efforts on sectors in which our management has expertise, we do not wish to limit ourselves to, or to foreclose any opportunities in, any particular industry or sector.  Prior to this use, the Company’s funds have been, and we anticipate will continue to be, invested in high-grade, short-term investments (such as cash and cash equivalents and mutual funds) consistent with the preservation of principal, maintenance of liquidity and avoidance of speculation, until such time as we need to utilize such funds, or any portion thereof, for the purposes described above. The directors will also consider alternatives for distributing some or all of its cash and cash equivalents and Investments in mutual funds to stockholders.

Results of operations

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

For the three months ended June 30, 2026, the Company had a net loss of $243,000 compared to a net loss of $244,000 for the three months ended June 30, 2025.

Compensation and benefits

For the three months ended June 30, 2026, Compensation and benefits were $115,000 as compared to $113,000 for the three months ended June 30, 2025.

Other operating expenses

For the three months ended June 30, 2026, Other operating expenses were $136,000 as compared to $145,000 for the three months ended June 30, 2025. The decreased operating expenses of $9,000 were primarily the result of decreased professional fees of $17,000, decreased travel and entertainment of $7,000, decreased other expenses of $2,000, offset by increased fees related to the repair and maintenance of Company owned dam properties of $17,000. The dam properties were fully impaired as of December 31, 2018.

Interest and other income, net

For the three months ended June 30, 2026, Interest and other income, net was $8,000 as compared to $14,000 for the three months ended June 30, 2025. The decreased interest and other income, net of $6,000 was primarily the result of the lower yields related to the investments in mutual funds and lower balances on such investments during the three months ended June 30, 2026.

Income taxes

For the three months ended June 30, 2026 and 2025, the Company recorded no income tax expense from operations.

The Company recorded a full valuation allowance against its net deferred tax assets as of June 30, 2026 and 2025. Due to a full valuation allowance on the deferred tax assets related to net operating loss carryforwards, no tax benefit has been recorded in relation to the pre-tax loss for the periods ended June 30, 2026 and 2025.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

For the six months ended June 30, 2026, the Company had a net loss of $504,000 compared to a net loss before income taxes of $500,000 for the six months ended June 30, 2025.

The increased loss from operations of $4,000 was primarily a result of a decrease in Interest and other income, net of $27,000, increase Compensation and benefits of $9,000, offset by a decrease in other operating expenses of $32,000 during the six months ended June 30, 2025.

Compensation and benefits

For the six months ended June 30, 2026, Compensation and benefits were $237,000 as compared to $228,000 for the six months ended June 30, 2025.

Other operating expenses

For the six months ended June 30, 2026, Other operating expenses were $285,000 as compared to $317,000 for the six months ended June 30, 2025. The decreased operating expenses of $32,000 were primarily the result of decreased professional fees of $33,000, decreased travel and entertainment expenses of $20,000, decreased other expenses of $7,000, offset by increased fees related to the repair and maintenance of Company owned dam properties of $28,000. The dam properties were fully impaired as of December 31, 2018.

Interest and other income, net

For the six months ended June 30, 2026, Interest and other income, net was $18,000 as compared to $45,000 for the six months ended June 30, 2025. The decreased interest and other income, net of $27,000 was primarily the result of the lower yields related to the investments in U.S. Treasury securities and mutual funds and lower balances of such investments during the six months ended June 30, 2026.

Income taxes

For the six months ended June 30, 2026 and 2025, the Company recorded no income tax expense from operations. No tax benefit has been recorded in relation to the pre-tax loss for the six months ended June 30, 2026 and 2025, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Financial condition

Liquidity and Capital Resources

At June 30, 2026, the Company had cash and cash equivalents totaling $48,000 and investments in mutual funds totaling $870,000 which it intends to use to acquire interests in one or more operating businesses and to fund the Company’s general and administrative expenses. The directors will also consider alternatives for distributing some or all of its cash and cash equivalents and investments to stockholders. The Company acknowledges that its working capital may not be sufficient to support its operating requirements through September 30, 2027.

Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of three months or less at time of purchase. Please refer to note 5 of the Notes to Condensed Consolidated Financial Statements for classification of Investments.

The increase in cash and cash equivalents of $15,000 for the six months ended June 30, 2026 was primarily the result of $382,000 used in operating activities, $18,000 used in the purchase of mutual funds, offset by the sale and the redemption of investments of $415,000.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The Board of Directors authorized the Company to repurchase up to 5,000,000 outstanding shares of common stock from time to time either in open market or privately negotiated transactions. At June 30, 2026, the Company had repurchased 2,234,721 shares of its common stock and, a total of 2,765,279 shares remained available for repurchase at June 30, 2026, pursuant to the 5,000,000 shares repurchase plans. The Company did not repurchase shares of common stock during the quarter ended June 30, 2026.

Item 5.	Other Information

None

Item 6.	Exhibits.

Exhibit No.		Description

3(i)		Articles of Incorporation. Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form S-1, Registration No. 333-118568.

3(ii)		Bylaws. Incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form S-1, Registration No. 333-118568.

31.1	*	Certification of principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer of the Company and the principal financial officer of the Company

101.INS	**	Inline XBRL Instance Document

101.SCH	**	Inline XBRL Taxonomy Extension Schema Document

101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

WRIGHT INVESTORS’ SERVICE HOLDINGS, INC

Date: August 14, 2026	By:	/s/ HARVEY P. EISEN
		Name:	Harvey P. Eisen
		Title:	Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026	By:	/s/ HAROLD D. KAHN
		Name:	Harold D. Kahn
		Title:	Acting Chief Financial Officer and Acting Principal Accounting Officer (Principal Financial Officer)

